Form 10-K
period 2014-12-31
AMGEN INC
filed 2015-02-19
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $89,797,013,692 as of June 30, 2014(A)

(A)
Excludes 805,131 shares of common stock held by directors and executive officers at June 30, 2014. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

758,861,306
(Number of shares of common stock outstanding as of February 12, 2015)
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to the 2015 Annual Meeting of stockholders to be held May 14, 2015, are incorporated by reference into Part III of this annual report.

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
Amgen focuses on areas of high unmet medical need and leverages its biologics manufacturing expertise to strive for solutions that improve health outcomes and dramatically improve people's lives. A biotechnology pioneer, Amgen has grown to be one of the world's leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Amgen was incorporated in California in 1980 and became a Delaware corporation in 1987. Amgen operates in one business segment: human therapeutics.
Significant Developments
Following is a summary of significant developments that occurred in 2014 and early 2015 affecting our business.
Products/Pipeline
Cardiovascular
Repatha™ (evolocumab)*

•
In August 2014, we announced that the phase 3 YUKAWA-2 (StudY of LDL-Cholesterol Reduction Using a Monoclonal PCSK9 Antibody in Japanese Patients With Advanced Cardiovascular Risk) study evaluating evolocumab in combination with statin therapy in Japanese patients with high cardiovascular risk and high cholesterol met its co-primary endpoints.

•	In September 2014, we announced that we submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for the treatment of high cholesterol.

•	In November 2014, we announced that the U.S. Food and Drug Administration (FDA) accepted for review our Biologics License Application (BLA) for evolocumab for the treatment of high cholesterol.
Corlanor® (ivabradine)*

•	In August 2014, we announced that the FDA granted priority review designation for the treatment of chronic heart failure.

•
In January 2015, we announced a three-month extension of the Prescription Drug User Fee Act (PDUFA) target action date due to a request from the FDA for submission of additional existing clinical data, which has been submitted.

Inflammation
Brodalumab

•	In April 2014, we announced the initiation of two phase 3 studies in patients with psoriatic arthritis.

•
In 2014, we and AstraZeneca Plc. (AstraZeneca) announced that all three phase 3 AMAGINE™ trials evaluating brodalumab in patients with moderate-to-severe plaque psoriasis met all their primary endpoints.

Nephrology
AMG 416

•
In July 2014, we announced that a phase 3 study evaluating AMG 416 for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease (CKD) receiving hemodialysis, met its primary and all secondary endpoints.

•
In August 2014, we announced that a second placebo-controlled phase 3 study evaluating AMG 416 for the treatment of secondary hyperparathyroidism in patients with CKD, receiving hemodialysis, met its primary and all secondary endpoints.

* FDA provisionally approved trade name

Oncology
BLINCYTO™ (blinatumomab)

•
In October 2014, we announced that we submitted an MAA to the EMA for the treatment of adults with Philadelphia-negative relapsed/refractory B-precursor acute lymphoblastic leukemia (ALL), a rapidly progressing cancer of the blood and bone marrow.

•
In December 2014, we announced that the FDA has granted approval of BLINCYTO™ for the treatment of patients with Philadelphia chromosome-negative (Ph-) relapsed or refractory B-cell precursor ALL. This indication is approved under accelerated approval and continued approval for this indication may be contingent upon verification of clinical benefit in subsequent trials. Commercial sales launched in December 2014.

Kyprolis® (carfilzomib) for Injection

•
In August 2014, we and our subsidiary Onyx Pharmaceuticals, Inc. (Onyx) announced that a planned interim analysis demonstrated that the phase 3 clinical trial ASPIRE (CArfilzomib, Lenalidomide, and DexamethaSone versus Lenalidomide and Dexamethasone for the treatment of PatIents with Relapsed Multiple MyEloma) met its primary endpoint of progression-free survival (PFS). While the data for overall survival, a secondary endpoint, are not yet mature, the analysis showed a trend in favor of Kyprolis® in combination with REVLIMID® (lenalidomide) and low-dose dexamethasone that did not reach statistical significance.

•
In August 2014, we and Onyx announced that the phase 3 clinical trial FOCUS (CarFilzOmib for AdvanCed Refractory MUltiple Myeloma European Study) did not meet its primary endpoint of improving overall survival.

•
In January 2015, we and Onyx announced the submission of a supplemental New Drug Application (sNDA) to the FDA and an MAA to the EMA for Kyprolis® to seek approval for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy. In the United States, the sNDA is designed to support the conversion of accelerated approval to full approval and expand the current approved indication. In the European Union (EU), Kyprolis® received orphan drug designation and the MAA has been granted accelerated assessment.

Neulasta® (pegfilgrastim)

•	In December 2014, the FDA granted approval of the Neulasta® Delivery Kit, including the On-body Injector for Neulasta®.
Rilotumumab

•	In November 2014, we announced the termination of all Amgen-sponsored clinical studies of rilotumumab in advanced gastric cancer, including the phase 3 RILOMET-1 and RILOMET-2 studies.
Talimogene laherparepvec

•	In July 2014, we announced that we submitted a BLA in the United States for regionally and distantly metastatic melanoma.

•	In September 2014, we announced that we submitted an MAA to the EMA for the treatment of adults with regionally and distantly metastatic melanoma.

•
In January 2015, we announced a three-month extension of the PDUFA target action date for our BLA due to a request from the FDA for submission of additional existing manufacturing data, which has been submitted.

Trebananib

•
In November 2014, we announced the top-line secondary endpoint results of overall survival from the phase 3 TRINOVA-1 trial in women with recurrent platinum-resistant ovarian cancer. The study, which evaluated trebananib plus paclitaxel versus placebo plus paclitaxel, did not demonstrate a statistically significant improvement in overall survival. We have terminated the clinical development program in recurrent ovarian cancer.

Biosimilars

•
In October 2014, we announced that the phase 3 study evaluating efficacy and safety of biosimilar candidate ABP 501 compared with Humira® (adalimumab) in patients with moderate-to-severe plaque psoriasis met its primary endpoint.

•
In February 2015, we announced that the phase 3 study evaluating efficacy and safety of biosimilar candidate ABP 501 compared with Humira® in patients with moderate-to-severe rheumatoid arthritis (RA) met its primary and key secondary endpoints.

Next-Generation Biomanufacturing

•
In 2014, we completed facilities construction and entered the licensure process for a Next-Generation Biomanufacturing facility in Singapore. We believe, when licensed, this facility will enable us to increase our manufacturing productivity versus conventional alternatives at lower capital costs and operating expense.

Reallocating Resources to Drive Growth

•
During the second half of 2014, we announced a restructuring plan which will reduce staff by between 3,500 and 4,000 positions by the end of 2015. In addition, we will close our facilities in the states of Washington and Colorado, and will reduce the number of buildings at our headquarters in Thousand Oaks, California. The total pre-tax restructuring charges are expected to range between approximately $935 million and $1,035 million. As of December 31, 2014, $558 million of these charges have been incurred.

Marketing, Distribution and Selected Marketed Products
Our sales and marketing forces are mainly located in the United States and Europe. Additionally, we continue to expand the commercialization and marketing of our products into new geographic markets, including Latin America and parts of the Middle East. This is achieved either through the establishment of our own sales and marketing force, acquisition of existing third-party operations or product licenses, or in partnership with third parties. See Business Relationships. Together with our partners, we market our products to healthcare providers, including physicians or their clinics, dialysis centers, hospitals and pharmacies.
In the United States, we sell primarily to pharmaceutical wholesale distributors. We utilize those wholesale distributors as the principal means of distributing our products to healthcare providers. We also market certain products directly to consumers through direct-to-consumer print and television advertising, as well as through the Internet. For further discussion, see Government Regulation—Regulation of Product Marketing and Promotion. Outside the United States, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country.
Our product sales to three large wholesalers, AmerisourceBergen Corporation, McKesson Corporation and Cardinal Health, Inc., each accounted for more than 10% of total revenues for each of the years ended December 31, 2014, 2013 and 2012. On a combined basis, these wholesalers accounted for approximately 94%, 93% and 94% of our U.S. gross product sales, respectively, and approximately 77%, 75% and 76% of our worldwide gross revenues, respectively. We monitor the financial condition of our larger customers, and we limit our credit exposure by setting credit limits and, for certain circumstances, requiring letters of credit.
For financial information related to our one business segment, see Part IV—Consolidated Statements of Income, Consolidated Balance Sheets and Note 19, Segment information, to the Consolidated Financial Statements.
We market our principal products primarily in the United States in oncology, inflammation, nephrology and bone health. The following chart shows our product sales by principal product and by geography for the years ended December 31, 2014, 2013 and 2012.

# Product Sales

$19.3B
$18.2B
$16.6B
24%
6%
24%
12%
11%
10%
6%
7%
24%
8%
25%
10%
11%
10%
6%
6%
25%
8%
25%
7%
12%
12%
6%
5%
Neulasta®
NEUPOGEN®
ENBREL®
XGEVA®/Prolia®
EPOGEN®
Aranesp®
Sensipar®/Mimpara®
Other Products
FY 2014
FY 2013
FY 2012

| | | FY 2014 | FY 2013 | FY 2012 |
|---|---|---|---|---|
| Sales by Geography: | U.S. | 76% | 77% | 77% |
| | Ex-U.S. | 24% | 23% | 23% |

Neulasta® (pegfilgrastim)/NEUPOGEN®(filgrastim)
We market Neulasta®, a pegylated protein based on the filgrastim molecule, primarily in the United States and Europe. Neulasta® was launched in 2002 and is indicated to decrease the incidence of infection associated with chemotherapy-induced febrile neutropenia in cancer patients with non-myeloid malignancies. In December 2014, the FDA granted approval of the Neulasta® Delivery Kit, including the On-body Injector for Neulasta®. We market NEUPOGEN®, a recombinant-methionyl human granulocyte colony-stimulating factor (G-CSF), primarily in the United States, Canada and Europe. NEUPOGEN® was launched in 1991 and is used primarily in the indication for reducing the incidence of infection as manifested by febrile neutropenia for patients with non-myeloid malignancies undergoing myelosuppressive chemotherapy associated with a significant incidence of severe neutropenia with fever.
Enbrel® (etanercept)
We market ENBREL primarily in the United States. It was launched in 1998 and is used primarily in the indications for the treatment of adult patients with the following conditions:

•	moderately to severely active RA,

•	chronic moderate-to-severe plaque psoriasis patients who are candidates for systemic therapy or phototherapy, and

•	active psoriatic arthritis.
The rights to market and sell ENBREL outside the United States and Canada are reserved to Pfizer Inc. (Pfizer).
XGEVA®/Prolia® (denosumab)
We market XGEVA® and Prolia® primarily in the United States and Europe. Both products contain the same active ingredient but are approved for different indications, patient populations, doses and frequencies of administration.
XGEVA® was launched in the United States in 2010 and is used primarily in the indication for the prevention of skeletal-related events (SREs) (pathological fracture, radiation to bone, spinal cord compression or surgery to bone) in patients with bone metastases from solid tumors. It is not indicated for the prevention of SREs in patients with multiple myeloma. XGEVA® was launched in Europe in 2011 and is used primarily in the indication for the prevention of SREs in adults with bone metastases from solid tumors.
Prolia® was launched in the United States and Europe in 2010. In the United States, it is used primarily in the indication for the treatment of postmenopausal women with osteoporosis at high risk for fracture, defined as a history of osteoporotic fracture, or multiple risk factors for fracture, or patients who have failed or are intolerant to other available osteoporosis therapy. In Europe, Prolia® is used primarily for the treatment of osteoporosis in postmenopausal women at increased risk of fractures.
ESAs (erythropoiesis-stimulating agents)
EPOGEN® (epoetin alfa)
We market EPOGEN® in the United States for dialysis patients. It was launched in 1989, and we market it for the indication to treat a lower-than-normal number of red blood cells (anemia) caused by CKD in patients on dialysis to lessen the need for red blood cell transfusions. The majority of our sales are to two large dialysis providers.
Aranesp® (darbepoetin alfa)
We market Aranesp® primarily in Europe and in the United States. It was launched in 2001 and is indicated for the treatment of anemia associated with CKD (in both patients on dialysis and patients not on dialysis) and the treatment of anemia due to concomitant myelosuppressive chemotherapy in patients with non-myeloid malignancies.
Sensipar®/Mimpara® (cinacalcet)
We market cinacalcet as Sensipar® primarily in the United States and as Mimpara® primarily in Europe. It was launched in 2004 and is used primarily in the indication for the treatment of secondary hyperparathyroidism in CKD patients on dialysis.
Other Marketed Products
We market several other products including Kyprolis® (marketed by Onyx, an Amgen subsidiary), Nplate® (romiplostim), Vectibix® (panitumumab) and BLINCYTO™.

Patents
The following table describes our outstanding material patents for the indicated product by territory, general subject matter and latest expiry date. One or more patents with the same or earlier expiry date may fall under the same “general subject matter” and are not separately listed.

Product	Territory	General Subject Matter	Expiration
Neulasta® (pegfilgrastim)	U.S.	Pegylated G-CSF	10/20/2015
	Europe	Pegylated G-CSF(1)	2/8/2015
Enbrel® (etanercept)	U.S.	Methods of treating psoriasis	8/13/2019
	U.S.	Aqueous formulation and methods of treatment using the formulation(2)	6/8/2023
	U.S.	Fusion protein, and pharmaceutical compositions	11/22/2028
	U.S.	DNA encoding fusion protein, and methods of making fusion protein	4/24/2029
Prolia®/ XGEVA® (denosumab)	U.S.	RANKL antibodies; and methods of use(3)	12/22/2017
	U.S.	Methods of treatment	6/25/2022
	U.S.	Nucleic acids encoding RANKL antibodies, and methods of producing RANKL antibodies	11/30/2023
	U.S.	RANKL antibodies including sequences	2/19/2025
	Europe	RANKL antibodies(1)	12/22/2017
	Europe	Medical use of RANKL antibodies(1)	4/15/2018
	Europe	RANKL antibodies including epitope binding	2/23/2021
	Europe	RANKL antibodies including sequences(1)	6/25/2022
EPOGEN® (epoetin alfa)	U.S.	Cells that make certain levels of erythropoietin	5/26/2015
Aranesp® (darbepoetin alfa)	U.S.	Glycosylation analogs of erythropoietin proteins	5/15/2024
	Europe	Glycosylation analogs of erythropoietin proteins(1)	8/16/2014
Sensipar®/ Mimpara® (cinacalcet)	U.S.	Calcium receptor-active molecules including species	10/23/2015
	U.S.	Methods of treatment	12/14/2016
	U.S.	Calcium receptor-active molecules	3/8/2018
	Europe	Calcium receptor-active molecules(1)	10/23/2015
Vectibix® (panitumumab)	U.S.	Human monoclonal antibodies to epidermal growth factor receptor (EGFr)	4/8/2020
	Europe	Human monoclonal antibodies to EGFr(1)	5/5/2018
Nplate® (romiplostim)	U.S.	Thrombopoietic compounds	1/19/2022
	Europe	Thrombopoietic compounds(1)	10/22/2019
Kyprolis® (carfilzomib)	U.S.	Compositions, and methods of treatment(4)	4/14/2025
	Europe	Compositions	8/8/2025
BLINCYTO™ (blinatumomab)	U.S.	Bifunctional polypeptides(4)	4/21/2019
	U.S.	Method of administration	9/28/2027
	Europe	Bifunctional polypeptides	4/21/2019
	Europe	Method of administration	11/29/2026

(1)
A European patent with this subject matter may also be entitled to supplemental protection in one or more countries in Europe and the length of any such extension will vary by country. For example, supplementary protection certificates have been issued related to the indicated products for patents in at least the following countries:

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

(3)	The U.S. Patent and Trademark Office has issued a Notice of Final Determination that a patent with this subject matter is eligible for patent term extension with an expiry of September 17, 2021.

(4)	A patent with this subject matter may be entitled to patent term extension in the United States.
Competition
We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Our competitors market products or are actively engaged in R&D in areas where we have products, where we are developing product candidates or new indications for existing products. Our competitive positions may be based on, among other things, safety, efficacy, reliability, availability, patient convenience/delivery devices, price, reimbursement, timing of market entry and patent position and expiration.
Certain of the existing patents on our principal products have recently expired or will expire this year or over the next few years, and we expect to face increasing competition thereafter, including from biosimilars. A biosimilar is another version of a biological product for which marketing approval is sought or has been obtained based on a demonstration that it is “biosimilar” to the original reference product. See Government Regulation. We may also compete against biosimilar or generic versions of our competitors’ products. In the EU, we continue to face competition from biosimilars. In the United States after patent expiration, we expect to face greater competition than today, including from manufacturers with biosimilars approved in Europe, which may seek to obtain U.S. approval.
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
The introduction of new products, the development of new processes or technologies by competitors or the emergence of new information about existing products may result in increased competition for our marketed products, even for those protected by patents, or in a reduction of the price that we receive from selling our products. In addition, the development of new treatment options or standards of care may reduce the use of our products or may limit the utility and application of ongoing clinical trials for our product candidates. For further discussion, see Item 1A. Risk Factors—We expect to face increasing competition from biosimilars and Item 1A. Risk Factors—Our products face substantial competition.
The following table reflects our significant competitors and is not exhaustive.

Product	Territory	Competitor Marketed Product	Competitors
Neulasta®/ NEUPOGEN®	U.S.	Granix®(1)	Teva Pharmaceutical Industries Ltd. (Teva)
	Europe	Lonquex®(2)	Teva
	Europe	Filgrastim biosimilars(3)	Various
ENBREL	U.S. & Canada	REMICADE®	Janssen Biotech, Inc. (Janssen)(8)/Merck & Company, Inc.
	U.S. & Canada	HUMIRA®	AbbVie Inc.
	U.S. & Canada	STELARA®(4)	Janssen(8)
XGEVA®	U.S. & Europe	Zometa®	Novartis AG (Novartis)
	U.S. & Europe	Zoledronate generics	Various
Prolia®	U.S. & Europe	Alendronate generics	Various
	U.S. & Europe	Raloxifene generics	Various
	U.S. & Europe	Zoledronate generics	Various
EPOGEN®	U.S.	MIRCERA®(5)	F. Hoffmann-La Roche Ltd. (Roche)
Aranesp®	U.S.	PROCRIT®(6)	Janssen(8)
	Europe	EPREX®/ERYPO®	Janssen-Cilag(8)
	Europe	Epoetin alfa biosimilars(3)	Various
	Europe	MIRCERA®(5)	Roche

Product	Territory	Competitor Marketed Product	Competitors
Sensipar®(7)/ Mimpara®	U.S. & Europe	Active Vitamin D analogs	Various
Vectibix®	U.S. & Europe	Erbitux®	Eli Lilly/Bristol-Myers Squibb Company (BMS); Merck KGaA
	U.S. & Europe	Avastin®	Genentech, Inc. (a Member of the Roche Group)
Nplate®	U.S. & Europe	Promacta®/Revolade®	GlaxoSmithKline plc
Kyprolis®	U.S.	VELCADE®	Millennium Pharmaceuticals, Inc.(9)
	U.S.	REVLIMID®	Celgene Corporation
	U.S.	POMALYST®	Celgene Corporation

(1)	Granix® launched at the end of 2013 and could have an impact over time on sales of NEUPOGEN® and, to a lesser extent, Neulasta®.

(2)	Lonquex® is a long-acting filgrastim product launched in Europe.

(3)	Approved via the EU biosimilar regulatory pathway.

(4)	Dermatology only.

(5)
MIRCERA® has been approved by the FDA for the treatment of anemia associated with chronic renal failure in patients on and not on dialysis. Roche began selling MIRCERA® in October 2014 in the United States under terms of a limited patent license obtained from Amgen in connection with the settlement of patent litigation. It competes with Aranesp® in the nephrology segment only.

(6)	PROCRIT® competes with Aranesp® in the supportive cancer care and pre-dialysis settings.

(7)
Teva and Barr Pharmaceuticals have received tentative approval from the FDA for generic versions of Sensipar® that could compete with Sensipar® in the future. There is an injunction prohibiting them from commercializing in the United States until expiration of the patents.

(8)	A subsidiary of Johnson & Johnson (J&J).

(9)	A wholly-owned subsidiary of Takeda Pharmaceutical Company Limited.
Future Biosimilar Competition
Neulasta®/NEUPOGEN®
Apotex, Inc. announced that the FDA accepted for filing their applications, under the abbreviated pathway, for pegfilgrastim, a biosimilar version of Neulasta®, on December 17, 2014, and for filgrastim, a biosimilar version of NEUPOGEN®, on February 17, 2015. On January 7, 2015, Sandoz, a Novartis company, announced that the FDA Oncologic Drugs Advisory Committee (ODAC) recommended approval of its investigational biosimilar filgrastim, to be known in the United States as ZARXIO™. The Committee also recommended approval of the biosimilar for use in all indications included in the reference product’s (NEUPOGEN®) label. If approved, we anticipate NEUPOGEN® may begin to face competition from the launch of ZARXIO™ in the United States. The Sandoz biosimilar filgrastim is the subject of ongoing litigation between us and Sandoz. See Part IV—Note 18, Contingencies and commitments, to the Consolidated Financial Statements.
EPOGEN®
On December 16, 2014, Hospira, Inc. submitted a BLA to the FDA for Retacrit™, a proposed biosimilar to EPOGEN®, under the abbreviated pathway.
Reimbursement
Sales of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers. In the United States, healthcare providers are reimbursed for covered services and products they use through Medicare, Medicaid and other government healthcare programs as well as through private payers. We are required to provide specified rebates or discounts to certain of these government funded programs. For many years, federal and state governments in the United States have pursued methods to reduce the cost of these programs. For example, in 2010 the United States enacted major healthcare reform legislation (known as the “Patient Protection and Affordable Care Act” or “ACA”) that had significant impacts which include: a requirement to offer discounts for Medicare Part D drugs in the coverage gap, an increase in the rebates we pay for our products that are covered and reimbursed by state Medicaid programs, a requirement to pay rebates on Medicaid managed care utilization, the expansion of entities eligible for discounts under the 340B Drug Pricing Program, and a new fee (the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers (BPD fee)). Such changes have had, and are expected to continue to have, a material adverse impact on our business. At present, Medicare payment rates are affected by across-the-board federal budget cuts commonly referred to as “sequestration”. Under sequestration, the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering Medicare and Medicaid, reduced Medicare payments to providers by 2% beginning in 2013. In addition, in the effort to contain the U.S. federal deficit, our industry could be considered a potential source of savings via legislative proposals that have been debated but not enacted. It remains uncertain as to what proposals, if any, may be included as part of future federal budget deficit reduction actions that would directly or indirectly affect us and our business.
Particular legislative and regulatory developments that would have a significant impact on Amgen include: changes to how the Medicare program covers and reimburses current and future drugs for patients with End-Stage Renal Disease (ESRD) (including Sensipar®), changes in the payment rate or new rebate requirements for covered drugs (which could impact many of our principal products, including Aranesp®, Neulasta®, NEUPOGEN®, Prolia® and XGEVA®) and policies for payment and coverage of biosimilars.
Efforts are also being made in the private sector to reduce healthcare costs, notably by healthcare payers and providers, which have instituted various cost reduction and containment measures. We expect insurers and providers to continue efforts to reduce the cost and/or utilization of healthcare products, including our products. These measures include consolidation of insurers in the United States and the emergence of large integrated (insurer-provider) delivery networks to consolidate purchasing and negotiating power.
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
See Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from third-party payers.
Manufacturing, Distribution and Raw Materials
Manufacturing
The products we manufacture include both biologics and small molecule drugs. The majority of our products are biologics which are produced in living cells and are inherently complex due to naturally-occurring molecular variations. Highly specialized knowledge and extensive process and product characterization are required to transform laboratory-scale processes into reproducible commercial manufacturing processes. For additional information regarding manufacturing facilities, see Item 2. Properties.
We perform most of our bulk manufacturing, formulation, fill and finish activities in our Puerto Rico facility and also conduct finish activities in the Netherlands. We also utilize third-party contract manufacturers:

•	to manufacture Sensipar®/Mimpara®, except for certain fill and finish activities performed by us in Puerto Rico;

•	to supplement commercial bulk manufacturing, as needed, for ENBREL, Prolia®, XGEVA® and Vectibix®;

•	to supplement certain portions of fill and finish for ENBREL; and

•	to supplement formulation, fill and finish of Nplate®.
In addition, we utilize single-source third-party contract manufacturers for Kyprolis®.
Clinical bulk, formulation, fill and finish manufacturing facilities are operated primarily in our Thousand Oaks, California, and West Greenwich, Rhode Island locations. We also utilize third-party contract manufacturers for certain clinical products.

See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our manufacturing operations and the global supply of our products.
Distribution
We operate distribution centers in the United States—principally in Kentucky and California—and the Netherlands for worldwide distribution of the majority of our commercial and clinical products. We also use third-party distributors to supplement distribution of our products worldwide.
Other
In addition to the manufacturing and distribution activities noted above, our operations in the United States, Puerto Rico and the Netherlands include key manufacturing support functions, including quality control, process development, procurement, production scheduling and warehousing. Certain of those manufacturing and distribution activities are highly regulated by the FDA as well as other international regulatory agencies. See Government Regulation—Regulation of Manufacturing Standards.
Manufacturing Initiatives
We have multiple ongoing initiatives that are designed to optimize our manufacturing network and/or mitigate manufacturing risks while continuing to ensure adequate supply of our products. These initiatives include the licensure of a new formulation and fill facility at our Puerto Rico site; and as part of a risk mitigation strategy, full licensure of our formulation, fill and finish site in Ireland to manufacture our products. Both of these new facilities will require qualification and licensure by various regulatory authorities.
In 2014, we completed construction of the planned monoclonal antibody manufacturing facility in Singapore. Upon licensure, this facility will expand our capability to manufacture monoclonal antibodies utilizing new technology and innovation. The facility will be fully reconfigurable, providing efficient manufacturing capabilities to help ensure supply of our products worldwide. We also announced plans to build an additional new facility at the site in Singapore to enable the manufacture of the active pharmaceutical ingredient for Kyprolis®.
In addition to these initiatives, we have projects designed to optimize manufacturing asset utilization, to continue our use of third-party contract manufacturers and to maintain a state of regulatory compliance. This includes manufacturing network consolidation initiatives as well as process improvements surrounding manufacturing. See Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Raw Materials and Medical Devices
Certain raw materials, medical devices and components necessary for the commercial and/or clinical manufacturing of our products are provided by and are the proprietary products of unaffiliated third-party suppliers, certain of which may be our only sources for such materials. We currently attempt to manage the risk associated with such suppliers by inventory management, relationship management and evaluation of alternative sources when feasible. We also monitor the financial condition of certain suppliers and their ability to supply our needs. See Item 1A. Risk Factors—We rely on third-party suppliers for certain of our raw materials, medical devices and components.
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
Regulation in the United States
In the United States, the Public Health Service Act, the Federal Food, Drug, and Cosmetic Act (FDCA) and the regulations promulgated thereunder, as well as other federal and state statutes and regulations govern, among other things, the production, research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising and promotion, reporting of certain payments and other transfers of value, and distribution of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions. The sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties and/or criminal prosecution.
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
The FDA monitors the progress of each trial conducted under an IND and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based on the data accumulated to that point and the FDA’s risk/benefit assessment with regard to the patients enrolled in the trial. The results of preclinical and clinical trials are submitted to the FDA in the form of a BLA for biologic products or a New Drug Application for small molecule products. We cannot market or promote a new product until our marketing application has been approved by the FDA.
See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our development of commercial products.
Approval of Biosimilars. The ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. In many cases, this allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originators. The law establishes a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlines statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting others, for a period of 12 years, from gaining FDA approval based in part on reliance on or reference to the innovator’s data in their application to the FDA. The law does not change the duration of patents granted on biologic products. Since February 2012, the FDA has released six draft guidance documents as part of the implementation of the abbreviated approval pathway for biosimilars and these have not yet been finalized. In early February 2014, the FDA released its planned agenda for 2014, which included the possible publication of new draft guidance documents relating to biosimilar interchangeability and biosimilars labeling. Four manufacturers have announced the filing of five separate marketing applications to the FDA under the biosimilar pathway. These marketing applications include two for filgrastim, one for pegfilgrastim, and one for epoetin alfa, which if approved would compete with our NEUPOGEN®, Neulasta® and EPOGEN® products, respectively. As of the end of 2014, no biosimilar applications had been approved by the FDA. In January 2015, Sandoz, a Novartis company, announced that the FDA ODAC recommended approval of its investigational biosimilar filgrastim for use in all indications included in the reference product’s (NEUPOGEN®) label.
Regulation of Product Marketing and Promotion. The FDA regulates the marketing and promotion of products. Our product promotion for approved product indications must comply with the statutory standards of the FDCA, and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. The FDA may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. The FDA may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. Enforcement action may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with the FDA’s regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Additionally, as described below, such failure may lead to additional liability under U.S. health care fraud and abuse laws.
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
Regulation of Combination Products. Combination products are defined by the FDA to include products comprised of two or more regulated components (e.g., a biologic and/or drug and a device). Biologics/Drugs and devices each have their own regulatory requirements, and combination products may have additional requirements. A number of our marketed products meet this definition and are regulated under this framework, and we expect that a number of our pipeline product candidates will be evaluated for regulatory approval under this framework as well.
Regulation Outside the United States
In the EU countries, Switzerland, Canada, Australia, and Japan, regulatory requirements and approval processes are similar in principle to those in the United States. In the EU, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval, including a decentralized and centralized procedure. In the decentralized procedure, identical applications for marketing authorization are submitted simultaneously to the national regulatory agencies. The application is assessed by an initial national agency (Reference Member State) and those of chosen countries (Concerned Member States). Regulatory review is led by the Reference Member State and acknowledged by the Concerned Member States leading to a single approval in all relevant countries. In the centralized procedure, which is required of all products derived from biotechnology, a company submits a single MAA to the EMA, which conducts a thorough product evaluation, drawing from its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the Committee for Medicinal Products for Human Use (CHMP) adopts a positive opinion, which is transmitted to the European Commission (EC) for final approval of the marketing authorization. Subsequent commercialization is enabled by country-by-country reimbursement approval. While the EC generally follows the CHMP's opinion, it is not bound to do so. In Japan, additional local clinical trials may be required as part of the drug registration process, which can add to the drug registration timelines.
In the EU, biosimilars have been approved under a specialized pathway of the centralized procedure. The pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on the non-clinical and clinical trial data of an originator product to which the biosimilar has been demonstrated to be “similar.” The relevance of demonstrating similarity is that it allows biosimilars to be brought to market without conducting the full suite of clinical trials typically required of originator products, as benefit-risk has previously been established.
Emerging Markets
Other countries such as Russia, Turkey and those in Latin America and the Middle East have review processes and data requirements similar to those of the EU, and in some cases rely on prior marketing approval from United States or EU regulatory authorities. The regulatory process in these countries includes manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements.
In Asia, a number of countries such as China, South Korea, and Taiwan may require local clinical trials as part of the drug registration process in addition to the global clinical trials which can add to the drug registration timelines. In most Asian markets, registration timelines are dependent on marketing approval in the United States or EU. However, in some emerging markets in Asia, such as China, the regulatory landscape is evolving and the regulatory timelines can be less predictable.
Post-approval Phase
After approval, we continue to monitor adverse events reported following the use of our products through post marketing routine pharmacovigilance surveillance and studies when applicable. We report such events to the appropriate regulatory agencies, as required per local regulations for individual cases and aggregate reports. We proactively monitor (according to good pharmacovigilance practices) and ensure the implementation of signal detection, assessment and communication of adverse events that may be associated with the use of our products. We may also be required by regulatory agencies to conduct further clinical trials on our marketed products as a condition of their approval or to provide additional information on safety and efficacy. Failure to implement these pharmacovigilance activities, including the conduct of post approval commitments for trials in a timely manner, may result in substantial civil or criminal penalties. Failure to comply with these requirements may also have an adverse effect on our pricing and reimbursement. Health authorities, including the FDA, have authority to mandate labeling changes to products at any point in a product’s lifecycle based on new safety information or as part of an evolving label change to a particular class of products.
Health authorities, including the FDA, also have the authority, before or after approval, to require companies to implement a risk management program for a product to ensure that the benefits of the drug outweigh the risks. Each risk management program is unique and varies depending on the specific factors required. In the United States, a risk management program is known as a risk evaluation and mitigation strategy, or REMS; failure to comply with a REMS may result in substantial civil or criminal penalties and can result in additional limitations being placed on a product’s use or withdrawal of the product from the market. We currently have REMS for our ESAs, Prolia®, Nplate® and BLINCYTO™. Similarly, in the EU, failure to meet risk management commitments may result in substantial financial penalties, reputational loss, or license withdrawal and in serious cases may result in criminal prosecution.
Other Regulation
We are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. False claims laws prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the false claims laws may also arise when a violation of certain laws or regulations related to the underlying products (for example, violations regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim.
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

Research and Development and Selected Product Candidates
We focus our R&D on novel human therapeutics for the treatment of grievous illness in the areas of oncology, hematology, inflammation, bone health, nephrology, cardiovascular and general medicine, which includes neuroscience. We take a modality-independent approach to R&D with a focus on biologics. Our discovery research programs may therefore yield targets that lead to the development of human therapeutics delivered as large molecules, small molecules, or other combination or new modalities. For the years ended December 31, 2014, 2013 and 2012, our R&D expenses were $4.3 billion, $4.1 billion and $3.4 billion, respectively.
We have major R&D centers in several locations throughout the United States and in the United Kingdom, as well as smaller research centers and development facilities globally. See Item 2. Properties.
We conduct clinical trial activities using both our internal staff and third-party contract clinical trial service providers. To increase the number of patients available for enrollment in our clinical trials, we have opened clinical sites and will continue to open clinical sites and to enroll patients in a number of geographic locations. See Government Regulation—Clinical Development and Product Approval for a discussion of government regulation over clinical development. Also see Item 1A. Risk Factors—We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.
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
The following table is a selection of certain of our product candidates by phase of development in our therapeutic areas of focus as of February 12, 2015, unless otherwise indicated. Additional product candidate information can be found on our website at www.amgen.com. The website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing. The information in this section does not include other, non-registrational clinical trials that we may conduct for purposes other than for submission to regulatory agencies for their approval of a new product indication. We may conduct non-registrational clinical trials for various reasons including to evaluate real-world outcomes or to collect additional safety information with the use of our products. In addition, the table does not include the biosimilar products we are developing, which are discussed later in this section.

Molecule	Disease/Condition
Phase 3 Programs
AMG 416	Secondary hyperparathyroidism in patients with CKD receiving dialysis
Aranesp®	Myelodysplastic syndromes
BLINCYTO™	ALL
Brodalumab	Psoriasis; Psoriatic arthritis
Evolocumab	Dyslipidemia
Kyprolis®*	Multiple myeloma
Prolia®	Glucocorticoid-induced osteoporosis
Romosozumab	Postmenopausal osteoporosis Male osteoporosis
Talimogene laherparepvec	Metastatic melanoma
Trebananib	First-line ovarian cancer
Vectibix®	Metastatic colorectal cancer (mCRC) (US only)
XGEVA®	Delay or prevention of bone metastases in breast cancer; Cancer-related bone damage in patients with multiple myeloma
Phase 2 Programs
AMG 139	Inflammatory diseases
AMG 157	Asthma
AMG 181	Inflammatory bowel diseases
AMG 334	Migraine
AMG 337	Gastric cancer
BLINCYTO™	Diffuse Large B-Cell Lymphoma (DLBCL)
Brodalumab	Inflammatory diseases
Kyprolis®*	Small-cell lung cancer
Omecamtiv mecarbil	Heart failure
Oprozomib*	Hematologic malignancies
XGEVA®	Metastatic non-small cell lung cancer (NSCLC)
Phase 1 Programs
AMG 172	Renal cell carcinoma
AMG 208	Various cancer types
AMG 211	Various cancer types
AMG 232	Various cancer types
AMG 282	Asthma
AMG 319	Hematologic malignancies
AMG 357	Autoimmune diseases
AMG 557	Systemic lupus erythematosus
AMG 581	Schizophrenia
AMG 595	Glioblastoma
AMG 780	Various cancer types
AMG 811	Systemic lupus erythematosus
AMG 820	Various cancer types
AMG 876	Type 2 diabetes
AMG 900	Various cancer types
Oprozomib*	Solid tumors

*	Being developed by Onyx, an Amgen subsidiary.

Phase 3	clinical trials investigate the safety and efficacy of a product candidate in a large number of patients who have the disease or condition under study.
Phase 2	clinical trials investigate side effect profiles and efficacy of a product candidate in a large number of patients who have the disease or condition under study.
Phase 1	clinical trials investigate safety and proper dose ranges of a product candidate in a small number of human subjects.

Phase 3 Product Candidate Program Changes
As of February 17, 2014, we had 16 phase 3 programs. As of February 12, 2015, we had 15 phase 3 programs, as two programs advanced into phase 3 trials, one program was approved, and two programs were terminated or concluded. These changes are set forth in the following table:

Molecule	Disease / Condition	Program Change
Brodalumab	Psoriatic arthritis	Advanced to phase 3
Prolia®	Male osteoporosis (EU only)	Approved by EMA
Rilotumumab	Gastric cancer	Terminated
Romosozumab	Male osteoporosis	Advanced to phase 3
Sensipar®/ Mimpara®	Post renal transplant	Concluded - No longer pursuing indication
Phase 3 Product Candidate Patent Information
The following table describes our outstanding composition of matter patents that have issued thus far for our product candidates in phase 3 development that have yet to be approved for any indication. Patents for products already approved for one or more indications but currently undergoing phase 3 clinical trials for additional indications are previously described. See Marketing, Distribution and Selected Marketed Products—Patents.

Molecule	Territory	General Subject Matter	Estimated Expiration*
Brodalumab	U.S.	Polynucleotides and polypeptides	2027
	Europe	Polynucleotides and polypeptides	2027
Evolocumab	U.S.	Polypeptides	2029
Romosozumab	U.S.	Polypeptides	2026
	Europe	Polypeptides	2026
Talimogene laherparepvec	U.S.	Modified HSV-1 compounds and strains	2021
	Europe	Modified HSV-1 compounds and strains	2021
Trebananib	U.S.	Polynucleotides and polypeptides	2025
	Europe	Polynucleotides and polypeptides	2022
AMG 416	U.S.	Compound	2030

*
Patent expiration estimates are based on issued patents, which may be challenged, invalidated, or circumvented by competitors. The patent expiration estimates do not include any term adjustments, extensions or supplemental protection certificates that may be obtained in the future and extend these dates. Corresponding patent applications are pending in other jurisdictions. Additional patents may be filed or issued and may provide additional exclusivity for the product candidate or its use.

Phase 3 and 2 Program Descriptions
The following text provides additional information about selected product candidates that have advanced into human clinical trials.
AMG 416
AMG 416 is a peptide agonist of the human cell surface CaSR.
In July and August 2014, we announced results from two phase 3 studies evaluating AMG 416 for the treatment of secondary hyperparathyroidism in patients with CKD, receiving hemodialysis. Both studies met their primary and all secondary endpoints.

Aranesp®
Aranesp® is a recombinant human protein agonist of the erythropoietin receptor.
The phase 3 study of Aranesp® for the treatment of low risk myelodysplastic syndromes is ongoing.
BLINCYTO™
BLINCYTO™ is an anti-CD19 x anti-CD3 (BiTE®) bispecific antibody.
In December 2014, we received FDA accelerated approval of BLINCYTO™ for the treatment of patients with Ph- relapsed or refractory B-cell precursor ALL.
A phase 3 study in adult patients with relapsed/refractory ALL is ongoing. Phase 2 studies in adult patients with relapsed/refractory Philadelphia chromosome-positive (Ph+) and minimal residual disease of ALL are ongoing. A phase 2 study in adult patients with DLBCL is ongoing.
Brodalumab
Brodalumab is a human monoclonal antibody that inhibits the interleukin-17 receptor. It is being investigated as a treatment for a variety of inflammatory diseases. Brodalumab is being jointly developed in collaboration with AstraZeneca.
In 2014, we and AstraZeneca announced results from three phase 3 studies evaluating brodalumab in patients with moderate-to-severe plaque psoriasis met their primary endpoints.
Two phase 3 studies evaluating brodalumab for the treatment of psoriatic arthritis initiated enrollment in 2014. A phase 2 study evaluating brodalumab for the treatment of asthma is ongoing.
Denosumab
Denosumab is a human monoclonal antibody that inhibits RANKL.
Prolia®
In June 2014, we received EMA approval for Prolia® for the treatment of osteoporosis in men at increased risk of fracture.
A phase 3 study of Prolia® for the treatment of glucocorticoid-induced osteoporosis is ongoing.
XGEVA®
In December 2014, we received FDA approval for XGEVA® for the treatment of hypercalcemia of malignancy refractory to bisphosphonate therapy.
Phase 3 studies for the delay or prevention of bone metastases in patients with adjuvant breast cancer and prevention of SREs in patients with multiple myeloma are ongoing. A phase 2 study in NSCLC is ongoing.
Evolocumab
Evolocumab is a human monoclonal antibody that inhibits Proprotein Convertase Subtilisin/Kexin Type 9 (PCSK9). It is being investigated as a treatment for dyslipidemia.
In August 2014, we submitted a BLA to the FDA for evolocumab seeking approval for the treatment in high cholesterol and was accepted for review by the FDA in November 2014. In September 2014, our MAA submitted to the EMA was accepted for review.
In March and August 2014, we also announced results from two phase 3 lipid lowering clinical studies evaluating evolocumab in combination with statin therapy in Japanese patients and in homozygous familial hypercholesterolemia patients. Both studies met their co-primary endpoints.
Additional phase 3 studies to evaluate evolocumab for cardiovascular outcomes, on cognitive function, in statin-intolerant subjects, in subjects with genetic low-density lipoprotein disorders, and with intravascular ultrasound are ongoing.
Romosozumab
Romosozumab is a humanized monoclonal antibody that inhibits the action of sclerostin. It is being investigated as a treatment for bone loss. Romosozumab is being developed in collaboration with UCB.

Phase 3 studies for the treatment of postmenopausal women with osteoporosis are ongoing. A phase 3 study in male osteoporosis was initiated in 2014.
Talimogene laherparepvec
Talimogene laherparepvec is an oncolytic immunotherapy derived from HSV-1. It is being investigated as a cancer treatment.
A BLA has been accepted for review by the FDA as has an MAA by the EMA for talimogene laherparepvec for the treatment of patients with regionally or distantly metastatic melanoma.
In December 2014, we initiated a clinical trial to evaluate talimogene laherparepvec in combination with Merck's anti-PD-1 therapy, KEYTRUDA® (pembrolizumab), in patients with mid- to late-stage metastatic melanoma.
Trebananib
Trebananib is a peptibody that inhibits Ang1 and Ang2. It is being investigated as a cancer treatment.
In November 2014, we announced secondary endpoint results of overall survival from the phase 3 TRINOVA-1 trial in women with recurrent platinum-resistant ovarian cancer. While the primary endpoint of PFS was met, the secondary endpoint of overall survival was not met. Also in November 2014, we announced results of a second phase 3 study in recurrent ovarian cancer (with or without pegylated liposomal doxorubicin). The primary endpoint of PFS was not met. We have terminated the clinical development program in recurrent ovarian cancer.
A phase 3 study evaluating trebananib in the first-line setting of ovarian cancer is ongoing.
Vectibix®
Vectibix® is a human monoclonal antibody antagonist of the EGFr. It is being investigated as a cancer treatment.
In May 2014, we received FDA approval for Vectibix® for use in combination with FOLFOX, an oxaliplatin-based chemotherapy regimen, as first-line treatment in patients with wild-type KRAS (exon 2) mCRC. In addition, this approval converts the accelerated monotherapy approval to a full approval for Vectibix®. The FDA also approved the therascreen® KRAS RGQ PCR Kit developed by QIAGEN (therascreen® KRAS test) as a companion diagnostic for Vectibix®.
A phase 3 study evaluating the survival benefit of Vectibix® plus best supportive care (BSC) compared with BSC alone in subjects with chemorefractory, wild-type KRAS exon 2 mCRC is ongoing.
AMG 139
AMG 139 is a human monoclonal antibody that inhibits the action of IL-23. It is being investigated as a treatment for Crohn’s disease, with a phase 2 study ongoing. AMG 139 is being jointly developed in collaboration with AstraZeneca.
AMG 157
AMG 157 is a human monoclonal antibody that inhibits the action of TSLP. It is being investigated as a treatment for asthma, with a phase 2 study ongoing. AMG 157 is being jointly developed in collaboration with AstraZeneca.
AMG 181
AMG 181 is a human monoclonal antibody that inhibits the action of alpha4/beta7. It is being investigated as a treatment for ulcerative colitis and Crohn's disease, with phase 2 studies ongoing. AMG 181 is being jointly developed in collaboration with AstraZeneca.
AMG 334
AMG 334 is a human monoclonal antibody that inhibits the receptor for Calcitonin Gene-Related Peptide. It is being investigated for the prevention of migraine. The phase 2 study in episodic migraine has completed while the phase 2 study in chronic migraine is ongoing.
AMG 337
AMG 337 is a small molecule inhibitor of MET. It is being investigated as a cancer treatment with a phase 2 study for the treatment of gastric cancer ongoing.

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
In August 2014, we and Onyx announced that a planned interim analysis demonstrated that a phase 3 clinical trial in relapsed multiple myeloma (ASPIRE) met its primary endpoint of PFS. While the data for overall survival, a secondary endpoint, are not yet mature, the analysis showed a trend in favor of Kyprolis® in combination with REVLIMID® and low-dose dexamethasone that did not reach statistical significance.
In August 2014, we and Onyx announced that the phase 3 clinical trial in relapsed/refractory multiple myeloma (FOCUS) did not meet its primary endpoint of improving overall survival.
In January 2015, we and Onyx announced the submission of a sNDA to the FDA and an MAA to the EMA for Kyprolis® to seek approval for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy. In the United States, the sNDA is designed to support the conversion of accelerated approval to full approval and expand the current approved indication. In the EU, Kyprolis® received orphan drug designation and the MAA has been granted accelerated assessment.
Phase 3 studies in combination with dexamethasone compared to bortezomib in combination with dexamethasone in relapsed multiple myeloma, and in combination with melphalan and prednisone compared to bortezomib, melphalan and prednisone in newly diagnosed multiple myeloma are ongoing.
Oprozomib
Oprozomib is an oral proteasome inhibitor. It is being investigated for the treatment of hematologic malignancies, with phase 1b/2 studies ongoing.
Amgen Development of Biosimilars
We continue to collaborate with Actavis Inc. to develop and commercialize, on a worldwide basis, four oncology antibody biosimilar medicines. The products our collaboration is pursuing include biosimilar versions of bevacizumab (Avastin®), trastuzumab (Herceptin®), rituximab (Rituxan® / Mabthera®) and cetuximab (Erbitux®).
We are also working to develop biosimilar versions of adalimumab (HUMIRA®) and infliximab (REMICADE®), in addition to three other biosimilar molecules. Our biosimilar product candidates are in varying stages of regulatory development as described in the following table:

Biosimilar	Status
adalimumab (HUMIRA®)	Phase 3 psoriasis study met primary endpoint Phase 3 RA study met primary and key secondary endpoints
trastuzumab (Herceptin®)	Phase 3 breast cancer
bevacizumab (Avastin®)	Phase 3 NSCLC
infliximab (REMICADE®)	Phase 1

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
K-A has given us exclusive licenses to manufacture and market: (i) G-CSF and pegfilgrastim in the United States, Europe, Canada, Australia, New Zealand, all Central American, South American and African countries and certain countries in Asia and the Middle East; (ii) darbepoetin alfa, romiplostim and brodalumab in the United States, Europe, Canada, Australia, New Zealand, Mexico, all Central and South American countries and certain countries in Central Asia, Africa and the Middle East; and (iii) recombinant human erythropoietin in the United States. We currently market pegfilgrastim, G-CSF, darbepoetin alfa, recombinant human erythropoietin and romiplostim under the brand names Neulasta®, NEUPOGEN®/GRANULOKINE®, Aranesp®, EPOGEN® and Nplate®, respectively. Under these agreements, we pay K-A royalties based on product sales. In addition, we also receive payments from K-A for milestones earned and for conducting certain R&D activities on its behalf. See Part IV—Note 8, Related party transactions, to the Consolidated Financial Statements.
K-A has also given Kirin exclusive licenses to manufacture and market: (i) G-CSF and pegfilgrastim in Japan, Taiwan and South Korea; (ii) darbepoetin alfa, romiplostim and brodalumab in Japan, China, Taiwan, South Korea and in certain other countries and/or regions in Asia; and (iii) recombinant human erythropoietin in Japan. K-A also gave Kirin and Amgen co-exclusive licenses to manufacture and market G-CSF, pegfilgrastim and recombinant human erythropoietin in China, which Amgen subsequently assigned to Kirin, and as a result, Kirin now exclusively manufactures and markets G-CSF and recombinant human erythropoietin in China. Kirin markets G-CSF, pegfilgrastim, darbepoetin alfa, romiplostim and recombinant human erythropoietin under the brand names GRAN®/Grasin®, Peglasta®/Neulasta®/G-Lasta®, NESP®/Aranesp®, ROMIPLATE® and ESPO®, respectively. Under these agreements, Kirin pays K-A royalties based on product sales. In addition, Kirin also receives payments from K-A for conducting certain R&D activities on its behalf.
K-A has also given J&J exclusive licenses to manufacture and market recombinant human erythropoietin for all geographic areas of the world outside the United States, China and Japan. Under this agreement, J&J pays royalties to K-A based on product sales. K-A gave Roche exclusive licenses to market filgrastim and pegfilgrastim in all territories not then licensed to Amgen and Kirin. Effective January 1, 2014, we acquired Roche’s licenses to market filgrastim and pegfilgrastim. See Part IV—Note 3, Business combinations, to the Consolidated Financial Statements.
Pfizer Inc.
The co-promotion term of our ENBREL collaboration agreement with Pfizer in the United States and Canada expired on October 31, 2013 giving us full ownership of ENBREL promotional rights in the United States and Canada while the rights to market ENBREL outside the United States and Canada are reserved to Pfizer. Under the collaboration agreement, Amgen and Pfizer shared in the agreed-upon selling and marketing expenses approved by a joint committee. We paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits; however, we maintained a majority share of ENBREL profits. We are required to pay Pfizer residual royalties based on a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are significantly less than what was owed based on the terms of the previous ENBREL profit share. Effective November 1, 2016, there will be no further royalty payments.

Bayer HealthCare Pharmaceuticals Inc.
As a result of our acquisition of Onyx, we are party to a collaboration with Bayer HealthCare Pharmaceuticals Inc. (Bayer) to jointly develop and commercialize Nexavar® (sorafenib) worldwide, except in Japan. The rights to develop and market Nexavar® in Japan are reserved to Bayer. Bayer has no obligation to pay royalties to Amgen for sales of Nexavar® in Japan. Under the agreements, we fund 50% of mutually agreed R&D costs. In the United States we co-promote Nexavar® with Bayer and share equally in the profits or losses of Nexavar®. Outside of the United States, excluding Japan, Bayer manages all commercialization activities and incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In all countries outside of the United States, except Japan, we receive 50% of net profits on sales of Nexavar® after deducting certain Bayer-related costs.
AstraZeneca Plc.
We are in a collaboration with AstraZeneca to jointly develop and commercialize certain monoclonal antibodies from Amgen's clinical inflammation portfolio, including brodalumab, AMG 139, AMG 157, AMG 181, AMG 557 and AMG 570. The agreement covers the worldwide development and commercialization of these antibodies, except for certain Asian countries for brodalumab and Japan for AMG 557 and AMG 570, which are licensed to other third parties.
Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods were funded by AstraZeneca; now, the companies share costs equally. If approved for sale, Amgen would receive a low-single-digit royalty rate for brodalumab and a mid-single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration products would be shared equally.
UCB
We are in a collaboration with UCB for the development and commercialization of romosozumab. Under the agreement, we received the rights to commercialize romosozumab for all indications in the United States, Canada, Mexico and Japan. UCB has the rights for all EU members at the time of first regulatory approval, Australia and New Zealand. Prior to commercialization, countries that have not been initially designated will be designated to Amgen or UCB in accordance with the terms of the agreement.
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
Human Resources
As of December 31, 2014, Amgen had approximately 17,900 staff members. This number includes staff members expected to leave during 2015 in connection with the restructuring plan announced during the second half of 2014, including the closure of facilities. We consider our staff relations to be good.
Executive Officers of the Registrant
The executive officers of the Company as of February 12, 2015 are set forth below.
Mr. Robert A. Bradway, age 52, has served as a director of the Company since October 2011 and Chairman of the Board of Directors since January 1, 2013. Mr. Bradway has been the Company’s President since May 2010 and Chief Executive Officer since May 2012. From May 2010 to May 2012, Mr. Bradway served as the Company’s President and Chief Operating Officer. Mr. Bradway joined the Company in 2006 as Vice President, Operations Strategy and served as Executive Vice President and Chief Financial Officer from April 2007 to May 2010. Prior to joining the Company, he was a Managing Director at Morgan Stanley in London where he had responsibility for the firm’s banking department and corporate finance activities in Europe and focused on healthcare. Mr. Bradway has been a director of Norfolk Southern Corporation, a transportation company, since July 2011.

Mr. Madhavan (“Madhu”) Balachandran, age 64, became Executive Vice President, Operations in August 2012. Mr. Balachandran joined the Company in 1997 and has held leadership positions in engineering, information systems and operations. From October 2007 to August 2012, Mr. Balachandran was Senior Vice President, Manufacturing. From February 2007 to October 2007, Mr. Balachandran was Vice President, Site Operations. From May 2002 to February 2007, Mr. Balachandran was Vice President, Puerto Rico Operations. Prior to 2002, Mr. Balachandran served as Associate Director Capital Projects before his promotion to Director Engineering and then to Vice President, Information Management. Previously, Mr. Balachandran served as Vice President, Engineering at Burroughs Wellcome & Company.
Dr. Sean E. Harper, age 52, became Executive Vice President, Research and Development in February 2012. Dr. Harper joined the Company in 2002, and has held leadership roles in early development, medical sciences and global regulatory and safety. Dr. Harper served as Senior Vice President, Global Development and Corporate Chief Medical Officer from March 2007 to February 2012. Prior to joining the Company, Dr. Harper worked for five years at Merck Research Laboratories.
Mr. Anthony C. Hooper, age 60, became Executive Vice President, Global Commercial Operations in October 2011. From March 2010 to October 2011, Mr. Hooper was Senior Vice President, Commercial Operations and President, U.S., Japan and Intercontinental of BMS. From January 2009 to March 2010, Mr. Hooper was President, Americas of BMS. From January 2004 to January 2009, Mr. Hooper was President, U.S. Pharmaceuticals, Worldwide Pharmaceuticals Group, a division of BMS. Prior to this, Mr. Hooper held various senior leadership positions at BMS. Prior to joining BMS, Mr. Hooper was Assistant Vice President of Global Marketing for Wyeth Laboratories.
Mr. Brian McNamee, age 58, became Executive Vice President, Full Potential Initiatives in October 2013. Mr. McNamee joined the Company in June 2001 as Senior Vice President, Human Resources. From November 1999 to June 2001, Mr. McNamee served as Vice President of Human Resources at Dell Computer Corp. From 1998 to 1999, Mr. McNamee served as Senior Vice President, Human Resources for the National Broadcasting Corporation, a division of the General Electric Company. From July 1988 to November 1999, Mr. McNamee held human resources positions at General Electric.
Mr. David W. Meline, age 57, became Executive Vice President and Chief Financial Officer in July 2014. From April 2011 to July 2014, Mr. Meline served as Senior Vice President and Chief Financial Officer at 3M Company. From September 2008 to March 2011, Mr. Meline served as Vice President, Corporate Controller and Chief Accounting Officer of 3M. Prior to 2008, Mr. Meline served in a variety of senior leadership roles for General Motors Company for over 20 years, with his last position being Vice President and Chief Financial Officer, North America. Mr. Meline has been a director of TRW Automotive Holdings, Corp., a supplier of automotive systems, modules and components, since February 2014.
Ms. Cynthia M. Patton, age 53, became Senior Vice President and Chief Compliance Officer in October 2012. Ms. Patton joined the Company in 2005. From July 2005 to September 2010, Ms. Patton was Associate General Counsel. From September 2010 to October 2012, Ms. Patton was Vice President, Law. Previously, Ms. Patton served as Senior Vice President, General Counsel and Secretary of SCAN Health Plan from 1999 to 2005.
Mr. David A. Piacquad, age 58, became Senior Vice President, Business Development in March 2014. Mr. Piacquad joined the Company in June 2010. From June 2010 to January 2014, Mr. Piacquad served as Vice President, Strategy and Corporate Development. From January 2014 to March 2014, Mr. Piacquad served as Vice President, Business Development. Prior to joining the Company, from December 2009 to June 2010, Mr. Piacquad was Principal of David A. Piacquad Consulting LLC. From March 2006 to December 2009, Mr. Piacquad served as Senior Vice President, Business Development and Licensing for Schering-Plough Corporation. Prior to Schering-Plough, Mr. Piacquad served in a series of leadership roles in finance and business development at J&J, with his last position being Vice President, Ventures and Business Development.
Mr. David J. Scott, age 62, became Senior Vice President, General Counsel and Secretary in March 2004. From May 1999 to February 2004, Mr. Scott served as Senior Vice President and General Counsel of Medtronic, Inc. and also as Secretary from January 2000. From December 1997 to April 1999, Mr. Scott served as General Counsel of London-based United Distillers & Vintners. Mr. Scott also served in executive roles at Grand Metropolitan plc and RJR Nabisco, Inc., and was an attorney in private practice. Mr. Scott has notified the Company that he intends to retire at the end of May 2015.
Dr. Stuart A. Tross, age 48, became Senior Vice President, Human Resources in October 2013. Dr. Tross joined the Company in April 2006 as Vice President, Human Resources. Prior to joining Amgen, from November 1998 to April 2006, Dr. Tross served in a series of roles for BMS, with his last position being Vice President and Global Head of Human Resources of Mead Johnson Nutrition. Prior to joining BMS, Dr. Tross was a management consultant for Towers Perrin.
Geographic Area Financial Information
For financial information concerning the geographic areas in which we operate, see Part IV—Note 19, Segment information—Geographic information, to the Consolidated Financial Statements.

Investor Information
Financial and other information about us is available on our website at www.amgen.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we have previously filed registration statements and other documents with the SEC. Any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549, or at the SEC’s internet address at www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing. Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management's assumptions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Our current products and products in development cannot be sold without regulatory approval.
Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions. The sanctions could include the FDA’s or foreign regulatory authorities’ refusal to approve pending applications, delays in obtaining or withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties and/or criminal prosecution.
Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. There may be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to comparative products can be shown. Also, legislative bodies or regulatory agencies could enact new laws or regulations or change existing laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products or product candidates. For example, the EU recently finalized legislation, which will apply as early as mid-2016, related to the conduct of clinical trials. While the aim of the new legislation is improvement in operational efficiency and a streamlining of the overall clinical trial authorization process, the new requirements also provide for increased transparency of clinical trial results and submission of quality data relating to the products and product candidates used for such trials. Starting in 2015, the EMA will make certain clinical trial reports publicly available, which may limit our ability to protect competitively-sensitive information contained in our clinical trial reports. Failure to comply with new laws or regulations could result in significant monetary penalties as well as reputational and other harms. We are unable to predict when and whether any further changes to laws or regulatory policies affecting our business could occur, such as efforts to reform medical device regulation or the pedigree requirements for medical products or to implement new requirements for combination products, and whether such changes could have a material adverse effect on our business and results of operations.
Regulatory authorities may also question the sufficiency for approval of the endpoints we select for our clinical trials. For example, questions remain about regulatory authorities’ views regarding the adequacy for approval of therapeutic oncology products that have demonstrated a statistically significant improvement in endpoints such as PFS or Durable Response Rate (DRR) but have not shown a statistically significant improvement in overall survival. A number of our products and product candidates have been evaluated in clinical trials using endpoints other than overall survival, such as PFS, DRR, and bone-metastasis-free survival (BMFS). The use of endpoints such as PFS, DRR, or BMFS, in the absence of other measures of clinical benefit, may not be sufficient for approval even when such results are statistically significant. Regulatory authorities could also add new requirements, such as the completion of an outcomes study or a meaningful portion of an outcomes study, as conditions for obtaining approval or obtaining an indication. The imposition of additional requirements may delay our clinical development and regulatory filing efforts, and delay or prevent us from obtaining regulatory approval for new product candidates, new indications for existing products or maintenance of our current labels.
Some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, in July 2012 our subsidiary Onyx Pharmaceuticals received accelerated approval for Kyprolis® in the United States, with full approval conditioned on us conducting additional clinical trials of the use of Kyprolis® as a therapy in treating multiple myeloma. Regulatory authorities are placing greater focus on monitoring products originally approved on an accelerated or conditional basis and on whether the sponsors of such products have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the requirements of regulators that were conditions of our products' accelerated or conditional approval and/or if regulators re-evaluate the data or risk-benefit profile of our product in connection with a renewal assessment, our conditional approval may be revoked or not renewed or we may not receive full approval for these products or may be required to change the products' labeled indications or even withdraw the products from the market.
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator sponsored studies, or as our marketed products are used in clinical practice. We are required to continuously collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In 2012, pharmacovigilance legislation became effective in the EU that enhanced the authority of European regulators to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the requirement on sponsor companies to analyze and evaluate the risk-benefit profiles of their products. If regulatory agencies determine that we or other parties (including our clinical trial investigators or licensees of our products) have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety problems or signals occurring with respect to products that are similar to ours and that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:
•revised or restrictive labeling for our products;

•	requirement of risk management activities or other regulatory agency compliance actions related to the promotion and sale of our products;
•mandated post-marketing commitments or pharmacovigilance programs for our approved products;
•product recalls of our approved products;

•	revocation of approval for our products from the market completely, or within particular therapeutic areas or patient types;
•increased timelines or delays in being approved by the FDA or other regulatory bodies; and/or
•fewer treatments or product candidates being approved by regulatory bodies.
For example, beginning in 2006, adverse safety results involving ESAs were observed and since that time our ESAs have been the subject of ongoing review and scrutiny. Reviews by regulatory authorities of the risk-benefit profile of ESAs has resulted in changes to ESA labeling and usage in both the oncology and nephrology clinical settings.
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of nine products currently manufactured, marketed and sold by other pharmaceutical companies. (See Item 1. Business—Research and Development and Selected Product Candidates—Amgen Development of Biosimilars.) In many markets there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the ACA provided for such a pathway; while the FDA is working to implement it, significant questions remain as to how products will be approved under the pathway. (See We expect to face increasing competition from biosimilars.) Delays or uncertainties in the development of such pathways could result in delays or difficulties in getting our products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Additionally, biosimilar products may be subject to patent dispute resolution and/or patent infringement litigation, which could delay or prevent the commercial launch of a product.

Some of our products are used with drug delivery or companion diagnostic devices which have their own regulatory, manufacturing and other risks.
Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. Our product candidates or expanded indications of our products used with such drug delivery devices may not be approved or may be substantially delayed in receiving regulatory approval if such devices do not gain or maintain regulatory approval or clearance. Where approval of the product and device is sought under a single marketing drug application, the increased complexity of the review process may also delay receipt of regulatory approval. In addition, some of these drug delivery devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or clearance by the applicable regulatory agencies. We are also dependent on those third-party companies continuing to meet the applicable regulatory and other requirements to maintain that approval or clearance once it has been received. Failure to successfully develop or supply the devices, delays in or failure of the Amgen or third-party studies, or failure of Amgen or the third-party company to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and/or associated delays in a product candidate reaching the market or the expansion of existing product labels for new indications. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop, supply, or gain or maintain approval for these devices could adversely affect sales of the related, approved products.
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
Amgen invests heavily in R&D. Successful product development in the biotechnology industry is highly uncertain, and very few R&D projects produce a commercial product. Product candidates (including biosimilar product candidates) or new indications for existing products (collectively, “product candidates”) that appear promising in the early phases of development may fail to reach the market for a number of reasons, such as:

•
the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results, for reasons that could include changes in the standard of care of medicine;

•	the product candidate was not effective or more effective than currently available therapies in treating a specified condition or illness;
•the product candidate is not cost effective in light of existing therapeutics;
•the product candidate had harmful side effects in humans or animals;
•the necessary regulatory bodies, such as the FDA or EMA, did not approve our product candidate for an intended use;
•the product candidate was not economical for us to manufacture and commercialize;

•
the biosimilar product candidate fails to demonstrate the requisite biosimilarity to the applicable reference product, or is otherwise determined to be unacceptable for purposes of safety or efficacy, to gain approval;

•	other parties have or may have proprietary rights relating to our product candidate, such as patent rights, and will not let us sell it on reasonable terms, or at all;

•	we and certain of our licensees, partners or independent investigators may fail to effectively conduct clinical development or clinical manufacturing activities; and
•the regulatory pathway to approval for product candidates is uncertain or not well-defined.
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
Before we can sell any products, we must conduct clinical trials to demonstrate that our product candidates are safe and effective for use in humans. The results of those clinical trials are used as the basis to obtain approval from regulatory authorities such as the FDA and EMA. (See Our current products and products in development cannot be sold without regulatory approval.) We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims. The length of time, number of trial sites and patients required for clinical trials vary substantially and therefore, we may spend several years and incur substantial expense in completing certain clinical trials. We may have difficulty finding a sufficient number of clinical trial sites and subjects to participate in our clinical trials, particularly if competitors are conducting clinical trials in similar patient populations. Delays in planned clinical trials can result in increased development costs, delays in regulatory approvals, associated delays in product candidates reaching the market and revisions to existing product labels.
In addition, in order to increase the number of patients available for enrollment for our clinical trials, we have and will continue to open clinical sites and enroll patients in a number of new geographic locations where our experience conducting clinical trials is more limited, including Russia, India, China, South Korea, the Philippines, Singapore and some Central and South American countries, either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to identify and understand the unique regulatory environments of individual countries. Further, we must ensure the timely production, distribution and delivery of the clinical supply of our product candidates to the numerous and varied clinical trial sites. If we fail to adequately manage the design, execution and diverse regulatory aspects of our large and complex clinical trials or manage the production or distribution of our clinical supply, corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our product candidates or to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations could be materially and adversely affected.
We rely on independent third-party clinical investigators to recruit subjects and conduct clinical trials on our behalf in accordance with the applicable study protocols and laws and regulations. Further, we rely on unaffiliated third-party vendors to perform certain aspects of our clinical trial operations. We also may acquire companies that have ongoing clinical trials. These trials may not be conducted to the same standards as ours; however, once an acquisition has been completed we assume responsibility for the conduct of the trial, including any potential risks and liabilities associated with the past and prospective conduct of those trials. If regulatory authorities determine that we or others, including our licensees or the independent investigators selected by us or by a company we have acquired, have not complied with regulations applicable to the clinical trials, those authorities may refuse or reject some or all of the clinical trial data or take other actions which could impair our ability to obtain or maintain marketing approval of the product or indication. If we were unable to market and sell our products or product candidates, our business and results of operations could be materially and adversely affected.
In addition, some of our clinical trials involve drugs manufactured and marketed by other pharmaceutical companies. These drugs may be administered in a clinical trial in combination with one of our products or product candidates or in a head-to-head study comparing the products' or product candidates' relative efficacy and safety. In the event that any of these vendors or pharmaceutical companies have unforeseen issues that negatively impact the quality of their work or creates a shortage of supply, our ability to complete our applicable clinical trials and/or evaluate clinical results may also be negatively impacted. As a result, this could adversely affect our ability to timely file for, gain or maintain regulatory approvals worldwide.
Participants in clinical trials of our products and product candidates may also suffer adverse medical events or side effects that could:
•delay the clinical trial program;
•require additional or longer trials to gain approval;
•prohibit regulatory approval of our product candidates or new indications for existing products; and

•	render the product candidate commercially unfeasible or limit our ability to market existing products completely or in certain therapeutic areas.
Clinical trials must be designed based on the current standard of medical care. However in certain diseases, such as cancer, the standard of care is evolving rapidly. In these diseases, the duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on standards of medical care that are no longer the current standards when such trials are completed, limiting the utility and application of such trials. We may not obtain favorable clinical trial results and therefore may not be able to obtain regulatory approval for new product candidates, new indications for existing products or maintenance of our current product labels.

Even after a product is on the market, safety concerns may require additional or more extensive clinical trials as part of a risk management plan for our product or for approval of a new indication. For example, in connection with the June 2011 ESA label changes, we also agreed to conduct additional clinical trials examining the use of ESAs in CKD. Additional clinical trials we initiate, including those required by the FDA, could result in substantial additional expense and the outcomes could result in additional label restrictions or the loss of regulatory approval for an approved indication, each of which could have a material adverse effect on the sales of our products, our business and results of operations. Additionally, any negative results from such trials could materially affect the extent of approvals, the use, reimbursement and sales of our products.
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
In the EU, the EC has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued since 2005. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, some European countries, such as France, have considered and may adopt biosimilar uptake measures such as requiring physician prescribing quotas or automatic substitution by pharmacists of biosimilars for the corresponding reference products. Some EU countries may impose automatic price reductions upon market entry of the second or third biosimilar competitor. We cannot predict to what extent the entry of biosimilars or other competing products will impact future sales of our products in the EU. Our inability to compete effectively could reduce sales, which could have a material adverse effect on our business and results of operations.
In the United States, the ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. (See Item 1. Business—Government Regulation—Regulation in the United States—Approval of Biosimilars.) A growing number of companies have announced their intentions to develop biosimilar versions of existing biotechnology products, including a number of our products as well as the biosimilars we are working to develop. Four manufacturers have announced the filing of five separate marketing applications to the FDA under the biosimilar pathway. These marketing applications include two for filgrastim, one for pegfilgrastim, and one for epoetin alfa, which if approved would compete with our NEUPOGEN®, Neulasta® and EPOGEN® products, respectively. Initial FDA approvals for the first U.S. biosimilars may occur as early as 2015. Further, other biosimilar manufacturers with approved products in Europe may seek to obtain U.S. approval now that the regulatory pathway for biosimilars has been enacted. The U.S. pathway includes the option for biosimilar products meeting certain criteria to be approved as interchangeable with their reference products. Some companies currently developing biosimilars may seek to register their products as interchangeable biologics, which could make it easier for prescribers or pharmacists to substitute those biosimilars for our products. In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law's provisions regarding which new products receive data exclusivity. While we are unable to predict the precise impact of the pending introduction of biosimilars on our products, we expect in the future to face greater competition in the United States as a result of biosimilars and downward pressure on our product prices and sales, subject to our ability to enforce our patents. This additional competition could have a material adverse effect on our business and results of operations.
Our products face substantial competition.
We operate in a highly competitive environment. (See Item 1. Business—Competition.) In the future, we expect that our products will compete with new drugs currently in development, drugs currently approved for other indications that may later be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. Large pharmaceutical companies and generics manufacturers of pharmaceutical products are expanding into the biotechnology field, and some pharmaceutical companies and generics manufacturers have formed partnerships to pursue biosimilars. In addition, some of our competitors may have technical, competitive or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas. These advantages may make it difficult for us to compete with them to successfully discover, develop and market new products and for our current products to compete with new products or new product indications that these competitors may bring to market. As a result, our products may compete against products that have lower prices, equivalent or superior performance, better safety profile, are easier to administer or that are otherwise competitive with our products. Our products may also experience greater competition from lower-cost biosimilars or generics that come to market as branded products that compete with our products lose their own patent protection. In November 2013, Teva launched short-acting Granix® in the U.S. to compete with NEUPOGEN® and long-acting lipegfilgrastim in Europe to compete with Neulasta®. In addition, EPOGEN® and Aranesp® face competition from the launch of MIRCERA® in the United States. In October 2014, pursuant to a December 2009 settlement agreement between Amgen and Roche, Roche began selling MIRCERA® in the

United States under the terms of a limited-license agreement. In addition, our product candidates may face competition from competing products that achieve earlier entry into the market. For example, several of our competitors are working to develop PCSK9 inhibitors at the same time we are developing Repatha™, our own PCSK9 inhibitor. If a competitor gains marketing approval for its PCSK9 inhibitor and launches its product prior to Repatha™ receiving marketing approval, the competing product may have an advantage due to its earlier entry into the market.
Our sales depend on coverage and reimbursement from third-party payers.
Sales of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private insurers have pursued, and continue to pursue, aggressive cost containment and utilization management initiatives, including increased focus on comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates for our products or narrower populations for whom our products will be reimbursed by payers.
A substantial portion of our U.S. business relies on reimbursement from U.S. federal government healthcare programs. Further, as the federal agency responsible for administering Medicare, Medicaid and the new Health Insurance Marketplaces (or “Exchanges”), CMS has substantial power to quickly implement policy changes that can significantly affect how our products are covered and reimbursed. Additionally, there is an increased focus in the United States on analyzing the impact of various government programs on the federal deficit, which has resulted in increased pressure on federal programs to reduce costs and could lead to lower payment rates for our products. Additionally, the implementation of ACA’s Exchanges could drive consolidation in the insurance industry. The resulting consolidated entities could have greater leverage in making coverage and reimbursement decisions and exert additional pressure on our ability to price and secure patient access for our products. Further, the current Exchange offerings tend to have very high deductibles and cost-sharing requirements for drugs. Access to our products may be affected by the structure and amount of patient out-of-pocket payments in both plans that operate in Exchanges and also commercial plans. Changes to those out-of-pocket payments, or limitations to payment assistance options, could have a material adverse effect on the sales of our products, our business and results of operations. Private payers, including healthcare insurers and pharmacy benefit managers, also continue to seek to reduce their costs. Healthcare insurers, pharmacy benefit managers and other payers may seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. They could also impose restrictions on access to our products or future products, and could even choose to exclude coverage entirely. Such discounts, rebates, restrictions or exclusions could materially and adversely affect sales of our affected products.
Outside the United States, we expect that countries will continue to take aggressive actions to reduce their healthcare expenditures. (See Item 1. Business—Reimbursement.) Any deterioration in the coverage and reimbursement available for our products or in the timeliness or certainty of payment by payers to physicians and other providers could negatively impact the ability or willingness of healthcare providers to prescribe our products for their patients or otherwise negatively affect the use of our products or the prices we receive for them. Such changes could have a material adverse effect on the sales of our products, our business and results of operations.
We also face risks relating to the reporting of pricing data that affects the U.S. reimbursement of and discounts for our products. Pricing data that we submit impacts the payment rates for providers, rebates we pay, and discounts we are required to provide under Medicare, Medicaid and other government drug programs, and the calculations are complex. Price reporting regulations require a manufacturer to update certain previously submitted data. Our price reporting data calculations are reviewed on a quarterly basis, and based on such reviews we have on occasion restated previously reported pricing data to reflect changes in calculation methodology, reasonable assumptions, and/or underlying data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse impact on our business and results of operations. In addition, if our pricing calculations are incorrect, we also may be required to pay additional rebates and provide additional discounts.
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

Among the reasons we may be unable to obtain these raw materials, medical devices and components include:
•regulatory requirements or action by regulatory agencies or others;
•adverse financial or other strategic developments at or affecting the supplier;
•unexpected demand for or shortage of raw materials, medical devices or components;

•	failure to comply with our quality standards which results in quality and product failures, product contamination and/or recall;

•	a material shortage, contamination, recall and/or restrictions on the use of certain biologically derived substances or other raw materials;
•discovery of previously unknown or undetected imperfections in raw materials, medical devices or components; and
•labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise.
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
Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently are involved in the manufacture of all of our principal products and plan to manufacture many of our product candidates. In addition, we currently use third-party contract manufacturers to produce or assist in the production of ENBREL, Prolia®, Sensipar®/Mimpara®, Nplate®, XGEVA®, Vectibix® and Kyprolis® and plan to use contract manufacturers to produce or assist in the production of a number of our late-stage product candidates. Our ability to adequately and timely manufacture and supply our products and product candidates is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:
•capacity of our facilities and those of our contract manufacturers;
•contamination by microorganisms or viruses, or foreign particles from the manufacturing process;
•natural or other disasters, including hurricanes, earthquakes, volcanoes or fires;
•labor disputes or shortages, including the effects of a pandemic flu outbreak, natural disaster, or otherwise;
•degree of compliance with regulatory requirements;
•changes in forecasts of future demand;
•timing and actual number of production runs;
•updating of manufacturing specifications;
•production success rates and yields;
•contractual disputes with our suppliers and contract manufacturers; and
•timing and outcome of product quality testing.
If the efficient manufacture and supply of our products or product candidates is interrupted, we may experience delayed shipments, delays in our clinical trials, supply constraints, stock-outs and/or recalls of our products. Over the past several years we have initiated a number of voluntary recalls of certain lots of our products. For example, beginning in September 2010, we initiated a voluntary recall of certain lots of EPOGEN® and J&J voluntarily recalled certain lots of PROCRIT®, manufactured by us, because a small number of vials in each lot were found to contain glass lamellae (extremely thin, barely visible glass flakes) which we believed was a result of the interaction of the product formulation with glass vials during the shelf life of the product. The recalls were executed in close cooperation with the FDA. As an additional example, in July 2014, we initiated a voluntary recall of an Aranesp® lot distributed in the EU after particles were detected in a quality control sample following distribution of that lot. We may experience the same or other problems in the future, resulting in broader product recalls, adverse event trends, delayed shipments, supply constraints, contract disputes and/or stock-outs of our products. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could materially and adversely affect our product sales, business and results of operations.
Our manufacturing processes and those of our third-party contract manufacturers must undergo regulatory approval processes and are subject to continued review by the FDA and other regulatory authorities. It can take longer than five years to build, validate and license a new manufacturing plant and it can take longer than three years to qualify and license a new contract manufacturer. Currently, we are completing the construction and qualification of a new formulation and filling facility at our Puerto Rico site, and we are modifying and expanding our recently acquired formulation, fill and finish manufacturing site in Ireland, both of which will require appropriate licensure by regulatory authorities. Additionally, in 2014 we completed construction of the planned monoclonal antibody manufacturing facility in Singapore. This Singapore facility will utilize a novel manufacturing technology that has not been previously approved by the FDA or other regulatory authorities. In 2014, we also announced plans to build an additional facility at the site in Singapore to enable the manufacture of the active pharmaceutical ingredient for Kyprolis®. These facilities in Singapore will also require licensure by various regulatory authorities. If we are unable to obtain needed licenses for any of these facilities on a timely basis, it could adversely affect our ability to achieve our planned risk mitigation and cost reductions which, as a result, could materially and adversely affect our product sales, business and results of operations.
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
We currently perform all of the formulation, fill and finish for Neulasta®, NEUPOGEN®, Aranesp®, EPOGEN®, Prolia® and XGEVA® and substantially all of the formulation, fill and finish operations for ENBREL at our manufacturing facility in Juncos, Puerto Rico. We also currently perform all of the bulk manufacturing for Neulasta®, NEUPOGEN® and Aranesp®, all of the purification of bulk EPOGEN® material and substantially all of the bulk manufacturing for Prolia® and XGEVA® at this facility. We perform substantially all of the bulk manufacturing and formulation, fill and finish, and packaging for product candidates to be used in clinical trials at our manufacturing facility in Thousand Oaks, California. The global supply of our products and product candidates is significantly dependent on the uninterrupted and efficient operation of these facilities. A number of factors could materially and adversely affect our operations, including:
•power failures and/or other utility failures;
•breakdown, failure or substandard performance of equipment;
•improper installation or operation of equipment;
•labor disputes or shortages, including the effects of a pandemic flu outbreak;

•inability or unwillingness of third-party suppliers to provide raw materials and components; and
•natural or other disasters, including hurricanes, earthquakes or fires.
These or other problems may result in our being unable to supply our products, which could materially and adversely affect our product sales, business and operating results. Our Puerto Rico facility is also subject to the same difficulties, disruptions or delays in manufacturing experienced in our other manufacturing facilities. For example, the limited number of lots of EPOGEN® voluntarily recalled in 2010 were manufactured at our Puerto Rico facility. In future inspections, our failure to adequately address the FDA's expectations could lead to further inspections of the facility or regulatory actions. (See Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.)
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
Further, under the Hatch-Waxman Act, our products approved by the FDA under the FDCA may be the subject of patent litigation with generic competitors before expiry of the five year period of data exclusivity provided for under the Hatch-Waxman Act and prior to the expiration of the patents listed for the product. Likewise, our innovative biologic products may be the subject of patent litigation prior to the expiration of our patents and, with respect to competitors seeking approval as a biosimilar or interchangeable version of our products, prior to the twelve year exclusivity period provided under the ACA. In addition, we may face additional patent litigation involving claims that the biosimilar product candidates we are working to develop infringe the patents of other companies that manufacture, market or sell the applicable reference products.
Certain of the existing patents on our principal products have recently expired or will expire this year or over the next few years. (See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents.) As our patents expire, competitors may be able to legally produce and market similar products or technologies, including biosimilars, which may have a material adverse effect on our product sales, business and results of operations. We have received, and we continue to seek, additional patent protection relating to our products, including patents on our products, specific processes for making our products, formulations and particular uses of our products. However, competitors may be able to invalidate, design around or otherwise circumvent our patents and sell competing products.
Our sales and operations are subject to the risks of doing business in emerging markets.
We expect a significant portion of growth in our future business to come from expanding in emerging markets. As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction of our current products into new markets, we face numerous risks to our business. There is no guarantee that the Company’s efforts and strategies to expand sales in emerging markets will succeed. Emerging market countries may be especially vulnerable to periods of global political, legal, regulatory and financial instability, including sovereign debt issues, fluctuations in currency exchange rates and/or the imposition of international sanctions in response to certain state actions. The Company may also be required to increase its reliance on third-party agents and unfamiliar operations and arrangements previously utilized by companies that we partner with or acquire in emerging markets (See We must conduct clinical trials in humans before we can commercialize and sell any of our product candidates or existing products for new indications.). Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, far-reaching anti-bribery and anti-corruption laws and regulations and an evolving legal and regulatory environment. These legal and operational challenges along with governmental controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintain necessary regulatory or pricing approvals of our products may result in a material adverse impact on the international sales of our products, our business and results of operations.
Concentration of sales at certain of our wholesaler distributors and consolidation of free-standing dialysis clinic businesses may negatively impact our business.
The substantial majority of our U.S. product sales is made to three pharmaceutical product wholesaler distributors: AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, dialysis centers, hospitals and pharmacies. One of our products, EPOGEN®, is sold primarily to free-standing dialysis clinics, which have experienced significant consolidation. Two organizations, DaVita and Fresenius Medical Care North America, own or manage a large number of the outpatient dialysis facilities located in the United States and account for a substantial majority of all EPOGEN® sales in the free-standing dialysis clinic setting. Due to this concentration, these entities have substantial purchasing leverage, which may put pressure on our pricing by their potential ability to extract price discounts on our products or fees for other services, correspondingly negatively impacting our bargaining position and profit margins.
Our business may be affected by litigation and government investigations.
We and certain of our subsidiaries are involved in legal proceedings. (See Part IV—Note 18, Contingencies and commitments, to the Consolidated Financial Statements.) Civil and criminal litigation is inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from the federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time-consuming and distracting and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our business and results of operations. In addition, product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management's attention and adversely affect our reputation and the demand for our products. Amgen and Immunex have previously been named as defendants in product liability actions for certain of our products.
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
The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. (See Our current products and products in development cannot be sold without regulatory approval and Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.) In addition, our business is complex, involves significant operational risks and includes the use of third parties to conduct business. While we have implemented numerous risk mitigation measures to comply with such regulations in this complex operating environment, we cannot guarantee that we will be able to effectively mitigate all operational risks. Further, we are operating under a corporate integrity agreement with the U.S. Department of Health and Human Services, OIG, which requires us to maintain our corporate compliance program and to undertake a set of defined obligations. The corporate integrity agreement requires us to make periodic attestations that we are implementing and following the provisions of the corporate integrity agreement, and provides for an independent third-party review organization to assess and report on our compliance to the OIG. While we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our partners, our consultants, our contractors or other third parties are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws, all potentially applicable foreign regulations and/or laws and/or all requirements of the corporate integrity agreement. If we fail to adequately mitigate our operational risks or if we or our agents fail to comply with any of those regulations, laws and/or requirements of the corporate integrity agreement, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigation. Such occurrences could have a material and adverse effect on our product sales, business and results of operations.
We are increasingly dependent on information technology systems, infrastructure and data.
We are increasingly dependent upon information technology systems, infrastructure and data. The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to the Company, its patients, customers or other business partners, may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. While in the past we have experienced cyber-attacks and intrusions into our computer systems, we do not believe that such attacks have had a material adverse effect on our operations. While we continue to invest heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by economic conditions in the United States and throughout the world. As more fully explained below, financial pressures may cause government or other third-party payers to more aggressively seek cost containment through mandatory discounts on our products, policies requiring the automatic substitution of generics or biosimilars, higher hurdles for initial reimbursement approval for new products or other similar measures. (See We expect to face increasing competition from biosimilars.) For example, in recent years, Amgen has had to pay increased discounts under the 340B Drug Pricing Program in the United States through expansion to more settings of care and making more entities eligible to the mandatory discounts. Additionally, as a result of global economic conditions, third-party payers may delay or be unable to satisfy their reimbursement obligations. In addition, as a result of the economic conditions and/or employer decisions regarding the insurance coverage mandate that goes into effect in the United States in 2015 and 2016, some employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. These economic conditions may affect patients' ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies and/or foregoing healthcare insurance coverage. In addition to its effects on consumers, any economic downturn may have also increased cost sensitivities among medical providers in the United States, such as oncology clinics, particularly in circumstances where providers may experience challenges in the collection of patient co-pays or be forced to absorb treatment costs as a result of coverage decisions or reimbursement terms. Collectively, we believe these changes have resulted and may continue to result in reduced demand for our products, which could materially and adversely affect the sales of our products, our business and results of operations. Any resulting decrease in demand for our products could also cause us to experience excess inventory write-offs and/or excess capacity or impairment charges at certain of our manufacturing facilities.
Economic conditions continue to affect our operations and performance outside the United States as well, particularly in countries where government-sponsored healthcare systems are the primary payers for healthcare expenditures. Credit and economic conditions have adversely impacted the timing of collections of our trade receivables. (See Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition, Liquidity and Capital Resources.) Further economic challenges may impact our ability to collect some or all of our receivables, which could have a material adverse impact on our operating cash flows and a material adverse effect on our financial position, liquidity or results of operations. (See Our sales depend on coverage and reimbursement from third-party payers.)
We also rely upon third parties for certain parts of our business, including licensees and partners, wholesale distributors of our products, contract clinical trial providers, contract manufacturers and single third-party suppliers. There may be a disruption or delay in the performance or satisfaction of commitments to us by these third parties which could have a material adverse effect on the sales of our products, our business and results of operations. Current economic conditions may adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Further, economic conditions appear to have affected, and may continue to affect, the business practices of our wholesale distributors in a manner that contributes to lower sales of our products. Although we monitor our distributors', customers' and suppliers' financial condition and their liquidity in order to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on the sales of our products, our business and results of operations. These risks may be elevated with respect to our interactions with third parties with substantial operations in countries where current economic conditions are the most severe, particularly where such third parties are themselves exposed to sovereign risk from business interactions directly with fiscally-challenged government payers.
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
We have entered into agreements with third parties to assist in the commercialization of certain of our product candidates and the marketing of certain of our products in specified geographic areas. (See Item 1. Business—Business Relationships.) Many of these agreements involve the sharing of certain decisions and a division of responsibilities, costs and benefits. If our partners fail to effectively deliver on their marketing and commercialization commitments to us or if we and our partners fail to coordinate our efforts effectively, sales of our products may be materially and adversely affected.
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
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we expect to reduce staff and close or dispose of certain facilities. We may not realize, in full or in part, the anticipated benefits and savings from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs, which may adversely affect our business and results of operations.
Following the completion of our restructuring, we must execute our core business initiatives, including advancing our pipeline and addressing competition from competitor products and biosimilars, with fewer human resources. We must also attract, retain and motivate key employees that are critical to our business. If we are unable to effectively execute with fewer staff members and/or attract, retain or motivate key employees, it may adversely affect our business.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2014, we owned or leased approximately 200 properties. The locations and primary functions of significant properties are summarized in the following table:

| U.S. Location: | Manufacturing | Administrative | Research and/or development | Sales and marketing | Warehouse | Distribution center |
|---|---|---|---|---|---|---|
| Thousand Oaks, CA* | ✓ | ✓ | ✓ | ✓ | ✓ | ✓ |
| San Francisco, CA | | ✓ | ✓ | ✓ | | |
| Boulder, CO** | ✓ | ✓ | | | ✓ | |
| Longmont, CO*** | ✓ | ✓ | | | ✓ | |
| Louisville, KY | | | | | ✓ | ✓ |
| Cambridge, MA | | | ✓ | | | |
| Woburn, MA | ✓ | ✓ | | | ✓ | |
| West Greenwich, RI | ✓ | ✓ | ✓ | | ✓ | |
| Bothell, WA** | | | ✓ | | ✓ | |
| Seattle, WA** | | ✓ | ✓ | | | |
| Other U.S. cities | | ✓ | ✓ | ✓ | | |

| Ex-U.S. Location: | Manufacturing | Administrative | Research and/or development | Sales and marketing | Warehouse | Distribution center |
|---|---|---|---|---|---|---|
| Brazil | ✓ | ✓ | | ✓ | ✓ | ✓ |
| Canada | | ✓ | ✓ | ✓ | | |
| China | | ✓ | ✓ | ✓ | | |
| Germany | | ✓ | ✓ | ✓ | | |
| Ireland | ✓ | ✓ | | ✓ | ✓ | |
| Japan | | ✓ | ✓ | ✓ | | |
| Netherlands | ✓ | ✓ | | ✓ | ✓ | ✓ |
| Puerto Rico | ✓ | ✓ | | | ✓ | ✓ |
| Singapore | ✓ | ✓ | | | ✓ | |
| Switzerland | | ✓ | ✓ | ✓ | | |
| Turkey | ✓ | ✓ | | ✓ | ✓ | ✓ |
| United Kingdom | | ✓ | ✓ | ✓ | | |
| Other countries | | ✓ | ✓ | ✓ | ✓ | |

* Corporate headquarters

** To be closed by end of 2015 as part of our restructuring plan

*** To be closed by end of 2017 as part of our restructuring plan

Excluded from the table above are undeveloped land and leased properties that have been abandoned and certain buildings that we still own but are no longer used in our business. There are no material encumbrances on our properties.
We believe that our facilities are suitable for their intended use and, in conjunction with our third-party contracting manufacturing agreements, provide adequate capacity and are sufficient to meet our expected needs. See Item 1A. Risk Factors for a discussion on the factors that could adversely impact our manufacturing operations and the global supply of our products.
See Item 1. Business—Manufacturing, Distribution and Raw Materials.

Item 3.	LEGAL PROCEEDINGS
Certain of the legal proceedings in which we are involved are discussed in Part IV—Note 18, Contingencies and commitments, to our Consolidated Financial Statements in this Annual Report on Form 10-K and are hereby incorporated by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common stock
Our common stock trades on The NASDAQ Global Select Market under the symbol AMGN. As of February 12, 2015, there were approximately 7,383 holders of record of our common stock.
The following table sets forth, for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on The NASDAQ Global Select Market:

Year ended December 31, 2014	High	Low
Fourth quarter	$171.64	$130.45
Third quarter	144.01	115.39
Second quarter	126.07	110.29
First quarter	127.47	113.48
Year ended December 31, 2013
Fourth quarter	$118.69	$106.28
Third quarter	117.52	95.81
Second quarter	113.42	94.60
First quarter	102.51	82.08

Performance graph
The following graph shows the value of an investment of $100 on December 31, 2009, in each of Amgen common stock, the Amex Biotech Index, the Amex Pharmaceutical Index and Standard & Poor’s 500 Index (S&P 500). All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Amgen vs. Amex Biotech, Amex Pharmaceutical and S&P 500 Indices
Comparison of Five-Year Cumulative Total Return
Value of Investment of $100 on December 31, 2009

Dollar Value
$400
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Amgen (AMGN)
Amex Biotech (BTK)
Amex Pharma (DRG)
S&P 500 (SPX)

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Amgen (AMGN)	100.00	97.05	114.74	156.35	210.32	299.33
Amex Biotech (BTK)	100.00	137.73	115.91	164.13	247.47	366.04
Amex Pharmaceutical (DRG)	100.00	102.51	115.75	133.00	174.52	203.45
S&P 500 (SPX)	100.00	114.82	117.23	135.75	179.25	203.77
The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Stock repurchase program
During the year ended December 31, 2014, we had one outstanding stock repurchase program, under which the repurchasing activity was as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
January 1 - September 30	—	$—	—	$1,559,838,541
October 1 - October 31	—	—	—	4,000,000,000
November 1 - November 30	223,000	162.67	223,000	3,963,725,678
December 1 - December 31	714,209	163.77	714,209	3,846,756,797
January 1 - December 31	937,209	$163.51	937,209

(1)	Average price paid per share includes related expenses.

(2)	In October 2014, our Board of Directors authorized an increase that resulted in a total of $4.0 billion available under the stock repurchase program.
Dividends
For the years ended December 31, 2014 and 2013, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to approval by our Board of Directors. Additional information required by this item is incorporated herein by reference to Part IV—Note 15, Stockholders’ equity, to the Consolidated Financial Statements.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Securities Authorized for Issuance Under Existing Equity Compensation Plans.

Item 6.	SELECTED FINANCIAL DATA

	Years ended December 31,
Consolidated Statement of Income Data:	2014	2013	2012	2011	2010
	(In millions, except per share data)
Revenues:
Product sales	$19,327	$18,192	$16,639	$15,295	$14,660
Other revenues	736	484	626	287	393
Total revenues	20,063	18,676	17,265	15,582	15,053
Operating expenses:
Cost of sales	4,422	3,346	3,199	2,708	2,501
Research and development	4,297	4,083	3,380	3,167	2,894
Selling, general and administrative	4,699	5,184	4,814	4,499	3,996
Other(1)	454	196	295	896	117
Net income	5,158	5,081	4,345	3,683	4,627
Diluted earnings per share	6.70	6.64	5.52	4.04	4.79
Dividends paid per share	2.44	1.88	1.44	0.56	—
	As of December 31,
Consolidated Balance Sheet Data:	2014	2013	2012	2011	2010
	(In millions)
Total assets	$69,009	$66,125	$54,298	$48,871	$43,486
Total debt(2)	30,715	32,128	26,529	21,428	13,362
Total stockholders’ equity(3)	25,778	22,096	19,060	19,029	23,944
In addition to the following notes, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our consolidated results of operations and financial position for periods reported therein and for known factors that will impact comparability of future results. Also, see Part IV—Note 15, Stockholders’ equity, to the Consolidated Financial Statements, for information regarding cash dividends declared per share of common stock.

(1)	In 2011, we recorded a $780 million legal settlement charge ($705 million, net of tax) in connection with an agreement in principle to settle allegations related to our sales and marketing practices.

(2)
See Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements for discussion of our financing arrangements. In addition, in 2011 and 2010, we issued $10.5 billion and $2.5 billion, respectively, aggregate principal amount of notes. In 2011, we repaid our 0.125% Convertible Notes of $2.5 billion. No debt was due or repaid in 2010.

(3)
Throughout the five years ended December 31, 2014, we had a stock repurchase program authorized by the Board of Directors through which we repurchased $0.2 billion, $0.8 billion, $4.7 billion, $8.3 billion and $3.8 billion, respectively, of Amgen common stock.

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
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, earnings per share (EPS), liquidity and capital resources, trends and planned dividends, stock repurchases and restructuring plans. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
Amgen is committed to unlocking the potential of biology for patients suffering from serious illnesses by discovering, developing, manufacturing and delivering innovative human therapeutics. This approach begins by using tools like advanced human genetics to unravel the complexities of disease and understand the fundamentals of human biology.
Amgen focuses on areas of high unmet medical need and leverages its biologics manufacturing expertise to strive for solutions that improve health outcomes and dramatically improve people's lives. A biotechnology pioneer since 1980, Amgen has grown to be one of the world's leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products include Neulasta®, NEUPOGEN®, ENBREL, XGEVA®, Prolia®, EPOGEN®, Aranesp® and Sensipar®/Mimpara®. For additional information about our products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products.
Our strategy for long-term growth continues to focus on discovery and development of innovative medicines to address serious illnesses, development of branded biosimilars, global expansion, next-generation manufacturing of high quality biologics, development of improved biologic drug delivery systems and return of capital to shareholders.
In 2014, we advanced our strategy. Revenues increased 7% driven by strong performance across the portfolio. Product sales grew 5% in the United States and 11% in the rest of the world (ROW). We continued returning capital to shareholders through the payment of dividends and through stock repurchases. We paid dividends of $0.61 per share of common stock in each of the four quarters of 2014, representing a 30% increase over the quarterly dividend paid in each of the four quarters of 2013. In December 2014, we declared a dividend of $0.79 per share of common stock, payable in March 2015, representing a 30% increase over the quarterly dividend paid in 2014. In October 2014, our Board of Directors approved an increase in our stock repurchase authorization that resulted in a total of $4.0 billion available under that program. We reinitiated repurchase activity in November 2014 and repurchased 0.9 million shares of our common stock at an aggregate cost of $153 million during the remainder of 2014.

In addition to delivering strong operating results, our innovative pipeline, which includes both internally-developed and externally-acquired opportunities, continued to advance in 2014, with the following milestones achieved:

Clinical Program	Lead Indication	Milestone
Repatha™	Dyslipidemia	US submission
EU submission
Corlanor®	Chronic heart failure	US submission
Kyprolis®*	Multiple myeloma	Phase 3 ASPIRE data
Talimogene laherparepvec	Metastatic melanoma	US submission
EU submission
BLINCYTO™	Relapsed/refractory ALL	US approval
EU submission
Brodalumab**	Moderate-to-severe plaque psoriasis	Phase 3 data
AMG 416	Secondary hyperparathyroidism	Phase 3 data
AMG 334	Migraine prophylaxis	Phase 2b data (episodic)
* Marketed by Onyx, an Amgen subsidiary
** Developed in collaboration with AstraZeneca
During 2014, six of our medicines generated positive registration-enabling data and four were submitted for regulatory approval. In December 2014, the FDA approved BLINCYTO™ and the Neulasta® Delivery Kit, including the On-body Injector for Neulasta®. In 2014, we also advanced and expanded our biosimilar program, including announcing plans to add three more biosimilar molecules to our portfolio—for a total of nine. Finally, in January 2015, we and Onyx announced the submission of a sNDA to the FDA and an MAA to the EMA for Kyprolis® to seek approval for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy.
We believe that we are uniquely positioned for the opportunities arising in biology and to deliver our strategy. We have near- and long-term growth opportunities ahead, including: (i) the approval and launch of new indications for Kyprolis® in the United States and Europe as well as the approval and launch of several new innovative biologics, including Repatha™ and brodalumab, (ii) continuing to move into new geographic growth markets and (iii) the development, approval and launch of our biosimilars. We are present in more than 75 countries and, in 2014 we continued to expand into new geographic growth markets, including additional markets in Latin America, the Middle East and Asia.
We announced a restructuring plan during the second half of 2014 that reduces our staff and our facilities footprint by the end of 2015. This restructuring plan allows us to invest in continuing innovation and the launch of our new pipeline molecules while improving our cost structure. We are also advancing a number of key initiatives to streamline processes, increase agility and efficiencies, and improve operating performance. These initiatives include improved contracting and sourcing, rationalizing discretionary spending, greater use of shared services and optimizing R&D efficiency. Also during 2014, we completed facilities construction and entered the licensure process for a Next-Generation Biomanufacturing facility in Singapore which we believe, when licensed, will enable us to increase our manufacturing productivity versus conventional alternatives at lower capital costs and operating expense. Our restructuring plan and our continued focus on increasing cost efficiencies in all areas of the company will enable us to reallocate resources to fund many of our growth opportunities to deliver value to patients and shareholders.
Our business will continue to face various challenges. Certain of our products will face increasing competitive pressure as a result of competitive product launches. Additionally, certain of the existing patents on our principal products recently expired or will expire this year or over the next few years, and we expect to face increasing competition, including biosimilars. For additional information, including information on the expiration of patents for various products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents and see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition.
Current global economic conditions also pose challenges to our business, including continued pressure to reduce healthcare expenditures. Efforts to reduce healthcare costs are being made by third-party payers including governments and private payers. In the United States, various actions have been taken aimed at reducing healthcare spending. The continuing prominence of U.S. budget deficits increases the risk that taxes, fees, rebates, or other federal measures that would further reduce our revenues or increase our expenses may be enacted. As a result of economic conditions, the industry continues to experience significant pricing pressures and other cost containment measures in certain non-U.S. countries also.

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
Finally, our product sales can be affected by wholesaler and end-user buying patterns. These effects can cause fluctuations in quarterly product sales. For example, sales of certain of our products in the United States for the three months ended March 31 are usually lower relative to the preceding fourth quarter. These effects have generally not been significant when comparing full-year product performance to the prior year.
See Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products and Part I, Item 1A. Risk Factors for further discussion of certain of the factors that could impact our future product sales.
Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per share data):

	Year ended December 31,		Year ended December 31,
	2014	Change	2013
Product sales:
U.S.	$14,732	5%	$14,045
ROW	4,595	11%	4,147
Total product sales	19,327	6%	18,192
Other revenues	736	52%	484
Total revenues	$20,063	7%	$18,676
Operating expenses	$13,872	8%	$12,809
Operating income	$6,191	6%	$5,867
Net income	$5,158	2%	$5,081
Diluted EPS	$6.70	1%	$6.64
Diluted shares	770	1%	765
In the following discussion of changes in product sales, any reference to unit growth or decline refers to changes in the purchases of our products by healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies.
The increase in U.S. product sales for 2014 reflects growth across the portfolio except for NEUPOGEN®, which declined 28%. This overall growth was driven primarily by increases in average net sales prices and, to a lesser extent, unit growth, offset partially by a decline in wholesaler and, based on prescription data for ENBREL and Sensipar®, end-user inventory levels. Also, 2014 included a full year of Kyprolis® product sales as a result of the Onyx acquisition on October 1, 2013. The increase in ROW product sales for 2014 reflects growth primarily in our marketed products except ENBREL and Aranesp®, which declined 4% and 2%, respectively. The ROW increase was driven by unit growth, offset partially by declines in average net sales prices.
The increase in other revenues for 2014 was due primarily to a full year of Nexavar® collaboration revenues as a result of the Onyx acquisition.
The increase in operating expenses for 2014 was driven primarily by cost of sales and restructuring charges, offset partially by the end of the ENBREL profit share on October 31, 2013.
The increase in net income for 2014 was due primarily to higher operating income, offset partially by a higher effective income tax rate.
The increase in diluted EPS for 2014 was driven primarily by an increase in net income offset partially by an increase in diluted shares.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material in 2014, 2013 or 2012.
Results of Operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Neulasta®/NEUPOGEN®	$5,755	(1)%	$5,790	8%	$5,352
ENBREL	4,688	3%	4,551	7%	4,236
XGEVA®	1,221	20%	1,019	36%	748
Prolia®	1,030	38%	744	58%	472
EPOGEN®	2,031	4%	1,953	1%	1,941
Aranesp®	1,930	1%	1,911	(6)%	2,040
Sensipar®/Mimpara®	1,158	6%	1,089	15%	950
Other products	1,514	33%	1,135	26%	900
Total product sales	$19,327	6%	$18,192	9%	$16,639
Total U.S.	$14,732	5%	$14,045	10%	$12,815
Total ROW	4,595	11%	4,147	8%	3,824
Total product sales	$19,327	6%	$18,192	9%	$16,639
Future sales of our products will depend, in part, on the factors discussed in the Overview, Part 1—Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition, Part 1—Item 1A. Risk Factors and any additional factors discussed in the individual product sections below. In addition, for a list of our products' significant competitors, see Part 1—Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition.
Neulasta®/NEUPOGEN®
Total Neulasta® and total NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Neulasta® — U.S.	$3,649	4%	$3,499	9%	$3,207
Neulasta® — ROW	947	6%	893	1%	885
Total Neulasta®	4,596	5%	4,392	7%	4,092
NEUPOGEN® — U.S.	839	(28)%	1,169	16%	1,007
NEUPOGEN® — ROW	320	40%	229	(9)%	253
Total NEUPOGEN®	1,159	(17)%	1,398	11%	1,260
Total Neulasta®/NEUPOGEN®	$5,755	(1)%	$5,790	8%	$5,352
The increase in global Neulasta® sales for 2014 was driven primarily by an increase in the average net sales price in the United States. The decrease in global NEUPOGEN® sales for 2014 was driven by the $155-million order from the U.S. government in 2013. Excluding the special order, U.S. and global sales declined 17% and 7%, respectively, which reflected decreases in unit demand in the United States, offset partially by the increased sales as a result of acquiring rights to filgrastim in certain regions effective January 1, 2014. In December 2014, the FDA granted approval of the Neulasta® Delivery Kit, including the On-body Injector for Neulasta®, which enables the healthcare provider to initiate administration of Neulasta® on the same day as cytotoxic chemotherapy with delivery of the patient’s full dose of Neulasta® the day following chemotherapy administration, consistent with the Neulasta® prescribing information.
The increase in global Neulasta® sales for 2013 was driven by an increase in the average net sales price in the United States, offset partially by a decline in units. The increase in global NEUPOGEN® sales for 2013 was driven by the $155-million order from the U.S. government. Excluding the special order, U.S. sales grew only 1% and global sales declined 1%. Units declined in 2013 in both the United States and ROW.
Our material U.S. patents for filgrastim (NEUPOGEN®) expired in December 2013. We face competition in the United States, which could have an impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta®) expires in 2015. Apotex, Inc. announced that the FDA accepted for filing their applications, under the abbreviated pathway, for pegfilgrastim, a biosimilar version of Neulasta®, on December 17, 2014, and for filgrastim, a biosimilar version of NEUPOGEN®, on February 17, 2015. On January 7, 2015, Sandoz, a Novartis company, announced that the FDA ODAC recommended approval of its investigational biosimilar filgrastim. The Sandoz biosimilar filgrastim is the subject of ongoing litigation between us and Sandoz.
See Part 1, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition and Part IV—Note 18, Contingencies and commitments, to the Consolidated Financial Statements.
Future Neulasta®/NEUPOGEN® sales will also depend, in part, on the development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
ENBREL — U.S.	$4,404	3%	$4,256	7%	$3,967
ENBREL — Canada	284	(4)%	295	10%	269
Total ENBREL	$4,688	3%	$4,551	7%	$4,236
The increase in ENBREL sales for 2014 was driven primarily by an increase in the average net sales price offset partially by unfavorable changes in wholesaler and, based on prescription data, end-user inventories.
The increase in ENBREL sales for 2013 was driven primarily by an increase in the average net sales price offset partially by slight unit declines.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
XGEVA® — U.S.	$857	12%	$764	19%	$644
XGEVA® — ROW	364	43%	255	*	104
Total XGEVA®	1,221	20%	1,019	36%	748
Prolia® — U.S.	625	35%	462	58%	292
Prolia® — ROW	405	44%	282	57%	180
Total Prolia®	1,030	38%	744	58%	472
Total XGEVA®/Prolia®	$2,251	28%	$1,763	45%	$1,220
* Change in excess of 100%
The increases in global XGEVA® and Prolia® sales for 2014 and 2013 were driven primarily by unit growth.

EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
EPOGEN® — U.S.	$2,031	4%	$1,953	1%	$1,941
The increase in EPOGEN® sales for 2014 was driven by an increase in the average net sales price offset partially by unit declines.
EPOGEN® sales for 2013 increased by 1% due to unit growth.
Our remaining material U.S. patent for EPOGEN® expires in May 2015. As a result, we may face competition in the United States, which may have a material adverse impact over time on EPOGEN® sales. In addition, EPOGEN® and Aranesp® will face competition from the launch of MIRCERA® in the United States. Roche began selling MIRCERA® in October 2014 in the United States under terms of a limited patent license obtained from Amgen in connection with the settlement of patent litigation. MIRCERA® competes with Aranesp® in the nephrology segment only. On December 16, 2014, Hospira, Inc. submitted a BLA to the FDA for Retacrit™, a proposed biosimilar to EPOGEN®, under the abbreviated pathway.
In addition, future EPOGEN® sales will also depend, in part, on such factors as response to changes in reimbursement, including the reduction to the ESRD payment bundle effective January 1, 2014, and changes in dose utilization as healthcare providers continue to refine their treatment practices in accordance with approved labeling. See Part 1, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Aranesp® — U.S.	$794	6%	$747	(4)%	$782
Aranesp® — ROW	1,136	(2)%	1,164	(7)%	1,258
Total Aranesp®	$1,930	1%	$1,911	(6)%	$2,040
The increase in U.S. Aranesp® sales for 2014 was driven by an increase in the average net sales price and, to a lesser extent, unit demand. The decrease in ROW Aranesp® sales for 2014 reflects price declines offset partially by unit demand in international markets.
The decrease in U.S. Aranesp® sales for 2013 was driven by declines in unit demand. The unit declines reflect changes in practice patterns resulting from changes to the label and to the reimbursement environment that occurred during 2011.
The decrease in ROW Aranesp® sales for 2013 reflects unit declines and price pressure in Europe.
Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Sensipar® — U.S.	$796	5%	$757	18%	$639
Sensipar®/Mimpara® — ROW	362	9%	332	7%	311
Total Sensipar®/Mimpara®	$1,158	6%	$1,089	15%	$950
The increases in global Sensipar®/Mimpara® sales for 2014 and 2013 were driven primarily by unit growth and increases in the average net sales price in the United States; however, the increases in 2014 were offset partially by unfavorable changes in U.S. wholesaler and, based on prescription data, end-user inventories.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Vectibix® — U.S.	$168	33%	$126	3%	$122
Vectibix® — ROW	337	28%	263	11%	237
Nplate® — U.S.	260	8%	241	13%	214
Nplate® — ROW	209	12%	186	21%	154
Kyprolis® — U.S.	306	*	71	N/A	—
Kyprolis® — ROW	25	*	2	N/A	—
BLINCYTO™ — U.S.	3	N/A	—	N/A	—
Other — ROW	206	(16)%	246	42%	173
Total other product sales	$1,514	33%	$1,135	26%	$900
Total U.S. — other products	$737	68%	$438	30%	$336
Total ROW — other products	777	11%	697	24%	564
Total other product sales	$1,514	33%	$1,135	26%	$900
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	Change	2013	Change	2012
Operating expenses:
Cost of sales	$4,422	32%	$3,346	5%	$3,199
% of product sales	22.9%		18.4%		19.2%
% of total revenues	22.0%		17.9%		18.5%
Research and development	$4,297	5%	$4,083	21%	$3,380
% of product sales	22.2%		22.4%		20.3%
% of total revenues	21.4%		21.9%		19.6%
Selling, general and administrative	$4,699	(9)%	$5,184	8%	$4,814
% of product sales	24.3%		28.5%		28.9%
% of total revenues	23.4%		27.8%		27.9%
Other	$454	*	$196	(34)%	$295
* Change in excess of 100%
Restructuring
We announced a restructuring plan during the second half of 2014 to invest in continuing innovation and the launch of our new pipeline molecules while improving our cost structure. As part of the plan, we stated that we would reduce our staff by 3,500 to 4,000 by the end of 2015 and close our facilities in Washington state and Colorado and reduce the number of buildings at our headquarters in Thousand Oaks, California. Company-wide, these actions will result in an approximate 23% reduction in our facilities footprint.
We estimate that these actions will result in pre-tax accounting charges in the range of $935 million to $1,035 million. During the year ended December 31, 2014, we initiated the above-noted actions and incurred $558 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs will be incurred in 2015.

Net savings were not significant in 2014 due to investments in later stage clinical programs, new product launch preparation and external business development.
Additional information required for our restructuring plan is incorporated herein by reference to Part IV—Note 2, Restructuring and other cost savings initiatives, to the Consolidated Financial Statements.
Cost of sales
Cost of sales increased to 22.0% of total revenues for 2014, driven by acquisition-related expenses that included an increase of $642 million of non-cash amortization of intangible assets acquired in the Onyx acquisition. The year ended December 31, 2014, also included impairment and accelerated depreciation charges pursuant to our restructuring initiative of $104 million and a $99-million charge related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim effective January 1, 2014.
Cost of sales decreased to 17.9% of total revenues for 2013, driven primarily by lower royalties and higher average net sales prices, offset partially by changes in product mix. The excise tax imposed by Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico (Puerto Rico excise tax) also slightly contributed to the decrease. The rate was 3.75% in 2012, 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. See Part IV—Note 5, Income taxes, to the Consolidated Financial Statements for further discussion of the Puerto Rico excise tax.
Excluding the impact of the excise tax, cost of sales would have been 20.1%, 16.0% and 16.5% of total revenues for 2014, 2013 and 2012, respectively.
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
The Company groups all of its R&D activities and related expenditures into three categories: (1) Discovery Research and Translational Sciences (DRTS), (2) later stage clinical programs and (3) marketed products. These categories include the Company’s R&D activities as set forth in the following table:

Category	Description
DRTS
R&D expenses incurred in activities substantially in support of early research through the completion of phase 1 clinical trials. These activities encompass our DRTS functions, including drug discovery, toxicology, pharmacokinetics and drug metabolism, and process development.

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

R&D expense by category was as follows (in millions):

	Years ended December 31,
	2014	2013	2012
DRTS	$1,212	$1,233	$1,137
Later stage clinical programs	2,287	1,950	1,285
Marketed products	798	900	958
Total R&D expense	$4,297	$4,083	$3,380

The increase in R&D expense for 2014 was driven primarily by increased costs of $326 million associated with Onyx across all categories of R&D spend, as well as increased costs associated with other later stage clinical program support. Overall, costs associated with later stage clinical programs support increased $337 million, offset partially by reduced expenses associated with marketed products support of $102 million and DRTS activities of $21 million. DRTS expenses included a $60 million upfront payment related to our cancer immunotherapy collaboration with Kite Pharma, Inc.
The increase in R&D expense for 2013 was driven primarily by an increase of $665 million in our later stage clinical programs, including evolocumab and Kyprolis®; and an increase of $96 million in DRTS activities, offset partially by reduced expenses associated with marketed products support of $58 million.
Selling, general and administrative
SG&A expenses are comprised primarily of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; the BPD fee; and other general and administrative costs. Advertising costs are expensed as incurred. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaboration arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or we become entitled to the cost recovery.
The decrease in SG&A expense for 2014 was driven primarily by the expiration of the ENBREL profit share in October 2013, which reduced expenses by $818 million. That decline was offset partially by the addition of $183 million as a result of the Onyx acquisition, an additional $129 million accrual for the BPD fee as the final regulations accelerated the expense recognition criteria for the fee obligation by one year and increased commercial expenses of $109 million in preparation for new product launches.
Historically, under our ENBREL collaboration agreement, we paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits. The ENBREL co-promotion term expired on October 31, 2013, and we are required to pay Pfizer residual royalties on a declining percentage of net ENBREL sales in the United States and Canada. The royalty percentage was 12% through October 31, 2014, declining to 11% through October 31, 2015 and 10% through October 31, 2016.
The increase in SG&A expense for 2013 was driven primarily by the addition of Onyx of $276 million, of which $215 million was acquisition-related. Included in these costs are advisory, legal and regulatory costs, and compensation-related payments. The compensation payments include cash payments for accelerated vesting of equity awards as part of the acquisition that were previously granted under the Onyx equity award programs which would not have otherwise vested. SG&A also increased by $98 million related primarily to favorable changes in 2012 to the estimated BPD fee.
Other
Other operating expenses for 2014 included certain charges related to our restructuring plan, primarily separation costs of $377 million. It also included a $46 million write-off of a non-key IPR&D program acquired in a prior year business combination.
Other operating expenses for 2013 included $113 million of adjustments to our estimated contingent consideration liability related to the BioVex Group, Inc. (BioVex) business combination, certain charges related to our other cost savings initiatives of $71 million, which included severance expenses, and $12 million of other charges related primarily to legal proceedings.
Other operating expenses for 2012 included charges of $175 million related to our other cost savings initiatives, which included severance and expenses associated with abandoning leased facilities, legal charges of $64 million and other operating expenses of $56 million, comprised primarily of adjustments to our estimated contingent consideration liability related to the BioVex business combination.
Non-operating expenses/income and provision for income taxes
Non-operating expenses/income and provision for income taxes were as follows (dollar amounts in millions):

	Years ended December 31,
	2014	2013	2012
Interest expense, net	$1,071	$1,022	$1,053
Interest and other income, net	$465	$420	$485
Provision for income taxes	$427	$184	$664
Effective tax rate	7.6%	3.5%	13.3%

Interest expense, net
The increase in interest expense, net in 2014 was due primarily to a higher average balance of debt outstanding offset partially by lower average borrowing rates compared with 2013. The decrease in interest expense, net in 2013 compared with 2012 was due primarily to the decrease in non-cash interest resulting from the settlement of our 0.375% 2013 Convertible Notes in February 2013 offset partially by increases resulting from the higher average balance of other outstanding debt and financing fees paid in association with the acquisition of Onyx.
Interest and other income, net
The increase in interest and other income, net for 2014 compared with 2013 was due primarily to interest earned as a result of a higher average balance of cash and investments offset partially by a reduction in income realized from the sale of investments recognized in 2014. The decrease in interest and other income, net for 2013 compared with 2012 was due primarily to a reduction in income from the sale of investments recognized in 2013.
Income taxes
The increase in our effective tax rate for 2014 compared with 2013 was due primarily to two significant events that occurred during 2013. First, the settlement of our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009, in which we agreed to certain adjustments proposed by the IRS and remeasured our unrecognized tax benefits (UTBs) accordingly, resulting in a benefit of approximately $185 million. Second, because the American Taxpayer Relief Act of 2012 was not enacted until 2013, certain provisions of the Act benefiting the Company's 2012 federal taxes, including the retroactive extension of the R&D tax credit for 2012, were not recognized in the Company's 2012 financial results and instead are reflected in the Company's 2013 financial results. Therefore, our effective tax rate for 2013 included an additional $70 million benefit for the full-year 2012 R&D tax credit. The increase was offset partially by the favorable tax impact of changes in the jurisdictional mix of income and expenses due primarily to higher domestic acquisition-related expenses and restructuring costs in 2014.
The decrease in our effective rate for 2013 compared with 2012 was due primarily to three significant events occurring in 2013: (i) we settled our examination with the IRS for the years ended December 31, 2007, 2008 and 2009, as discussed above; (ii) costs associated with the acquisition of Onyx, which resulted in a tax benefit of approximately $180 million; and (iii) the reinstatement of the federal R&D tax credit for 2012 and 2013, as discussed above. Additionally, our rate was further reduced by the favorable tax impact of changes in the jurisdictional mix of income and expenses.
The effective tax rates for 2014, 2013 and 2012 would have been approximately 12.8%, 9.2%, and 18.7%, respectively, without the impact of the tax credits associated with the Puerto Rico excise tax.
As permitted under U.S. GAAP, we do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
See Summary of Critical Accounting Policies—Income taxes and Part IV—Note 5, Income taxes, to the Consolidated Financial Statements for further discussion.
Financial Condition, Liquidity and Capital Resources
Selected financial data was as follows (in millions):

	December 31,
	2014	2013
Cash, cash equivalents and marketable securities	$27,026	$19,401
Restricted investments	—	3,412
Total cash, cash equivalents, marketable securities and restricted investments	$27,026	$22,813
Total assets	69,009	66,125
Current portion of long-term debt	500	2,505
Long-term debt	30,215	29,623
Stockholders’ equity	25,778	22,096
The Company intends to continue to return capital to stockholders through the payment of cash dividends and share repurchases, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividends and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions.

Whether and when we declare dividends and the size of any dividend could be affected by a number of additional factors. (See Part I, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or that we will repurchase stock). The Board of Directors declared quarterly cash dividends of $0.36 per share of common stock in 2012, increased our quarterly cash dividend by 31% to $0.47 per share of common stock in 2013 and increased our quarterly cash dividend by 30% to $0.61 per share of common stock in 2014. In December 2014, the Board of Directors declared a dividend of $0.79 per share of common stock, an increase of 30%, to be paid in March 2015.
The Company has also returned capital to stockholders through its stock repurchase program. During 2012, we spent $4.6 billion to repurchase shares of our common stock, and an additional $832 million during the first quarter of 2013, after which repurchases were temporarily suspended. In October 2014, the Board of Directors authorized an increase to the stock repurchase program that resulted in a total of $4.0 billion available. We reinitiated repurchasing activity under the program and, during the fourth quarter of 2014, we repurchased $153 million of stock, of which $138 million was paid in cash by December 31, 2014. As of December 31, 2014, $3.8 billion remains available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of December 31, 2014 and 2013, accounts receivable in these four countries totaled $223 million and $419 million, respectively. Of these receivables, $124 million and $301 million were past due as of December 31, 2014 and 2013, respectively. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Cash, cash equivalents, and marketable securities
Of our total cash, cash equivalents and marketable securities totaling approximately $27.0 billion as of December 31, 2014, approximately $25.7 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional income taxes at the tax rates then in effect.
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
Financing arrangements
The current and noncurrent portions of our long-term borrowings at December 31, 2014, were $0.5 billion and $30.2 billion, respectively. The current and noncurrent portions of our long-term borrowings at December 31, 2013, were $2.5 billion and $29.6 billion, respectively. As of December 31, 2014, Standard & Poor’s Financial Services LLC (S&P), Moody’s Investor Service, Inc. (Moody's) and Fitch, Inc. (Fitch) assigned credit ratings to our outstanding senior notes of A with a stable outlook, Baa1 with a stable outlook and BBB with a negative outlook, respectively, which are considered investment grade. Unfavorable changes to these ratings may have an adverse impact on future financings and would affect the interest rate paid under our Term Loan Credit Facility.
During the years ended December 31, 2014, 2013 and 2012, we issued long-term debt with aggregate principal amounts of $4.5 billion, $8.1 billion, and $5.0 billion, respectively. During the years ended December 31, 2014, 2013 and 2012, we repaid debt of $5.6 billion, $3.4 billion, and $123 million, respectively. For information regarding specific issuances and repayments of debt, see Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating London Interbank Offered Rates (LIBOR)-based coupon over the life of the respective note. These interest rate swap contracts qualified and are designated as fair value hedges. In 2014 and 2013, we entered into interest rate swap contracts with aggregate notional amounts of $2.25 billion and $4.4 billion, respectively. In addition, we previously had interest rate swap contracts on debt with an aggregate face value of $3.6 billion which, due to historically low interest rates, were terminated in May 2012. See Part IV—Note 14, Financing arrangements, and Note 17, Derivative instruments, to the Consolidated Financial Statements for further discussion of our interest rate swap contracts.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts, which effectively convert the interest payments and principal repayment of the respective notes from euros/pounds sterling to U.S. dollars. These cross-currency swap contracts qualify and are designated as cash flow hedges. As of December 31, 2014 and 2013, we had cross-currency swap contracts with aggregate notional amounts of $2.7 billion. See Part IV—Note 17, Derivative instruments, to the Consolidated Financial Statements for further discussion of our cross-currency swap contracts.
As of December 31, 2014, we had a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working capital needs. At December 31, 2014 and 2013, we had no amounts outstanding under our commercial paper program.
In July 2014, we entered into a $2.5 billion syndicated, unsecured, revolving credit agreement which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. This agreement amended and restated our previous revolving credit agreement on substantially similar terms. The commitments under the revolving credit agreement may be increased by up to $500 million with the agreement of the banks. Each bank which is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.1% based on our current credit rating. Generally, we would be charged interest at LIBOR plus 0.9% for any amounts borrowed under this facility. As of December 31, 2014 and 2013, no amounts were outstanding under this facility.
In February 2014, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2017.
In 1997, we established a $400 million medium-term note program under which medium-term debt securities may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2014 and 2013, no securities were outstanding under this medium-term note program.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of December 31, 2014.
See Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our financing arrangements.

Cash flows
A summary of our cash flow activity was as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$8,555	$6,291	$5,882
Net cash used in investing activities	(5,752)	(8,469)	(9,990)
Net cash (used in) provided by financing activities	(2,877)	2,726	419
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities increased during 2014 due primarily to higher revenues, higher operating income, including the impact of the expiration of the ENBREL co-promotion term on October 31, 2013, and improvements in working capital. Cash provided by operating activities increased during 2013 due primarily to the 2012 impacts of the payment associated with a legal settlement and higher payments to taxing authorities, offset partially by cash receipts in 2012 of $397 million in connection with the termination of interest rate swap agreements and $197 million received under a government-funded program in Spain with regard to trade receivables.
Investing
Capital expenditures, which were associated primarily with manufacturing capacity expansions in Singapore, Puerto Rico and Ireland, as well as other site developments, totaled $718 million, $693 million and $689 million in 2014, 2013 and 2012, respectively. We currently estimate 2015 spending on capital projects and equipment to be approximately $800 million.
Cash used in investing activities during the years ended December 31, 2014, 2013 and 2012, also included the cost of acquiring certain businesses, net of cash acquired, which totaled $165 million, $9.4 billion and $2.4 billion, respectively. In addition, during the year ended December 31, 2014, $285 million was used to purchase intangible assets.
Net activity related to marketable securities and restricted investments used $4.4 billion for 2014 and provided $1.7 billion for 2013. Net purchases of marketable securities totaled $6.9 billion for 2012.
Financing
Cash used in financing activities during 2014 was due primarily to the repayment of long-term debt of $5.6 billion, the payment of dividends of $1.9 billion and repurchases of our common stock of $138 million. These payments were offset partially by net proceeds from the issuance of long-term debt of $4.5 billion and net proceeds from the issuance of common stock in connection with the Company's equity award programs of $186 million. Cash provided by financing activities during 2013 was due primarily to net proceeds from the issuance of long-term debt of $8.1 billion and net proceeds from the issuance of common stock in connection with the Company's equity award programs of $296 million. These receipts were offset partially by the repayment of long-term debt of $3.4 billion, the payment of dividends of $1.4 billion and repurchases of our common stock of $832 million. Cash used in financing activities during 2012 was due primarily to net proceeds from the issuance of long-term debt of $4.9 billion and net proceeds from the issuance of common stock in connection with the Company's equity award programs of $1.3 billion, offset partially by repurchases of common stock of $4.6 billion and the payment of dividends of $1.1 billion.
See Part IV—Note 14, Financing arrangements, and Note 15, Stockholders’ equity, to the Consolidated Financial Statements for further discussion.
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

The following table represents our contractual obligations aggregated by type (in millions):

	Payments due by period as of December 31, 2014
		Year	Years	Years	Years
Contractual obligations	Total	1	2 and 3	4 and 5	6 and beyond
Long-term debt obligations (1) (2) (3) (4)	$48,262	$1,611	$8,985	$9,579	$28,087
Operating lease obligations	1,034	135	323	282	294
Purchase obligations (5)	3,398	1,377	811	401	809
UTBs (6)	—	—	—	—	—
Total contractual obligations	$52,694	$3,123	$10,119	$10,262	$29,190

(1)
Long-term debt obligations include future interest payments which are included in our financing arrangements at the fixed contractual coupon rates. To achieve a desired mix of fixed and floating interest rate debt, we enter into interest rate swap contracts that effectively convert a fixed rate interest coupon for certain of our debt issuances to a floating LIBOR-based coupon over the life of the respective note. We used an interest rate forward curve at December 31, 2014, in computing net amounts to be paid or received under our interest rate swap contracts which resulted in an aggregate net increase in future interest payments of $272 million. See Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our interest swap contracts.

(2)
Long-term debt obligations include future interest payments under our Term Loan at LIBOR-based variable rates of interest. We used an interest rate forward curve at December 31, 2014, in computing interest payments on this debt obligation. See Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of this debt obligation.

(3)
Long-term debt obligations include contractual interest payments and principal repayment of our foreign denominated debt obligations. In order to hedge our exposure to foreign currency exchange rate risk associated with certain of our pound sterling and euro denominated long-term debt, we entered into cross-currency swap contracts that effectively convert interest payments and principal repayment on this debt from euros/pounds sterling to U.S. dollars. For purposes of this table, we used the contracted exchange rates in the cross-currency swap contracts to compute the net amounts of future interest payments and principal repayments on this debt. See Part IV—Note 17, Derivative instruments, to the Consolidated Financial Statements for further discussion of our cross-currency swap contracts.

(4)
Interest payments and the repayment of principal on our 4.375% 2018 euro Notes were translated into U.S. dollars at the foreign currency exchange rate in effect at December 31, 2014. See Part IV—Note 14, Financing arrangements, to the Consolidated Financial Statements for further discussion of our long-term debt obligations.

(5)
Purchase obligations relate primarily to: (i) R&D commitments (including those related to clinical trials) for new and existing products; (ii) capital expenditures; (iii) open purchase orders for the acquisition of goods and services in the ordinary course of business; and (iv) a $225 million payment due to the former shareholders of Proteolix, Inc. in settlement of contingent consideration assumed in the acquisition of Onyx (see Note 16, Fair value measurement to the Consolidated Financial Statements). Our obligation to pay certain of these amounts may be reduced based on certain future events.

(6)
Liabilities for UTBs (net of foreign tax credits and federal tax benefit of state taxes) and related accrued interest and penalties totaling approximately $1.7 billion at December 31, 2014, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.

In addition to amounts in the table above, we are contractually obligated to pay additional amounts, which in the aggregate are significant, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties, including contingent consideration incurred in the acquisition of BioVex. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. These contingent payments have not been included in the table above, and, except with respect to the fair value of the contingent consideration obligations, are not recorded on our Consolidated Balance Sheets. As of December 31, 2014, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $3.0 billion, including $450 million of contingent consideration payments in connection with the acquisition of BioVex. See Part IV—Note 16, Fair value measurement to the Consolidated Financial Statements.

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
We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in Accrued liabilities in the Consolidated Balance Sheets for sales deductions were as follows (in millions):

	Rebates	Chargebacks	Other deductions	Total
Balance as of January 1, 2012	$1,047	$199	$80	$1,326
Amounts charged against product sales	1,480	2,709	659	4,848
Payments	(1,680)	(2,741)	(624)	(5,045)
Balance as of December 31, 2012	847	167	115	1,129
Amounts charged against product sales	1,784	3,008	669	5,461
Payments	(1,736)	(2,924)	(682)	(5,342)
Balance as of December 31, 2013	895	251	102	1,248
Amounts charged against product sales	2,499	3,399	688	6,586
Payments	(2,274)	(3,454)	(727)	(6,455)
Balance as of December 31, 2014	$1,120	$196	$63	$1,379
For the years ended December 31, 2014, 2013 and 2012, total sales deductions were 25%, 23% and 23% of gross product sales, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represent 3% or less of the aggregate sales deductions charged against product sales in each of the three years ended December 31, 2014.
In the United States, we utilize wholesalers as the principal means of distributing our products to healthcare providers, such as physicians or their clinics, dialysis centers, hospitals and pharmacies. Products we sell in Europe are distributed principally to hospitals and/or wholesalers depending on the distribution practice in each country where the product is sold. We monitor the inventory levels of our products at our wholesalers by using data from our wholesalers and other third parties, and we believe wholesaler inventories have been maintained at appropriate levels (generally two to three weeks) given end-user demand. Accordingly, historical fluctuations in wholesaler inventory levels have not significantly impacted our method of estimating sales deductions and returns.
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
Rebates include primarily amounts paid to payers and providers in the United States, including those paid to state Medicaid programs, and are based on contractual arrangements or statutory requirements which vary by product, by payer and individual payer plans. As we sell product, we estimate the amount of rebate that will be paid by us based on the product sold, contractual terms, estimated patient population, historical experience and wholesaler inventory levels and accrue these rebates in the period the related sale is recorded. We then adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Estimating such rebates is complicated, in part, due to the time delay between the date of sale and the actual settlement of the liability, which can take more than one year. We believe the methodology we use to accrue for rebates is reasonable and appropriate given current facts and circumstances. However, actual results may differ. For example, we had managed Medicaid rebate adjustments of $164 million in 2013. Changes in annual estimates related to prior annual periods were less than 2% of the estimated rebate amounts charged against product sales for the year ended December 31, 2014, and less than 10% for the years ended December 31, 2013 and 2012, including the aforementioned adjustment. A 10% change in our rebate estimate attributable to rebates recognized in 2014 would have had an impact of approximately $250 million, or approximately 1% of our 2014 product sales and a corresponding impact on our financial condition and liquidity.
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
Income taxes
The Company provides for income taxes based on pretax income and applicable tax rates available in the various jurisdictions in which it operates.
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
Certain items are included in the Company's tax return at different times than they are reflected in the financial statements and cause temporary differences between the tax bases of assets and liabilities and their reported amounts. Such temporary differences create deferred tax assets and liabilities. Deferred tax assets are generally items that can be used as a tax deduction or credit in the tax return in future years but for which the Company has already recorded the tax benefit in the financial statements. The Company establishes valuation allowances against its deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities are either: (i) tax expenses recognized in the financial statements for which payment has been deferred; (ii) expenses for which the Company has already taken a deduction on the tax return, but has not yet recognized the expense in the financial statements; or (iii) liabilities for the difference between the book basis and tax basis of the intangible assets acquired in many business combinations, as future expenses associated with these assets most often will not be tax deductible.
The Company is a vertically integrated enterprise with operations in the United States and various foreign jurisdictions. The Company is subject to income tax in the foreign jurisdictions where it conducts activities based on the tax laws and principles of such jurisdictions and the functions, risks and activities performed therein. The Company’s pretax income is therefore attributed to domestic or foreign sources based on the operations performed in each location and the tax laws and principles of the respective taxing jurisdictions. For example, the Company conducts significant operations outside the United States in Puerto Rico pertaining to manufacturing, distribution and other related functions to meet its worldwide product demand. Income from the Company’s operations in Puerto Rico is subject to a tax incentive grant that expires in 2020.
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

Our operations are subject to the tax laws, regulations and administrative practices of the United States, U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on the Company's results of operations. See Part I, Item 1A. Risk Factors—The adoption of new tax legislation or exposure to additional tax liabilities could affect our profitability.
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters such as intellectual property disputes, contractual disputes, governmental investigations and class action suits which are complex in nature and have outcomes that are difficult to predict. Certain of these proceedings are discussed in Part IV—Note 18, Contingencies and commitments, to the Consolidated Financial Statements. We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We consider all relevant factors when making assessments regarding these contingencies.
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
Significant estimates and assumptions are also required to determine the acquisition date fair values of any contingent consideration obligations incurred in connection with business combinations. In addition, we must revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. The acquisition date fair values of various contingent consideration obligations incurred or assumed in the acquisitions of businesses (see Part IV—Note 3, Business combinations, and Note 16, Fair value measurement, to the Consolidated Financial Statements) were determined using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included, but were not limited to, the probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. These estimates and assumptions are required to be updated in order to revalue these contingent consideration obligations each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
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
In the discussion that follows, we have assumed a hypothetical change in interest rates of 100 basis points from those at December 31, 2014 and 2013. We have also assumed a hypothetical 20% change in foreign currency exchange rates against the U.S. dollar based on its position relative to other currencies as of December 31, 2014 and 2013.
Interest rate sensitive financial instruments
Our portfolio of available-for-sale interest-bearing securities at December 31, 2014 and 2013, was comprised of: U.S. Treasury securities and other government-related debt securities; corporate debt securities; residential mortgage-backed and other mortgage- and asset-backed securities; money market mutual funds; and other short-term interest-bearing securities, composed principally of commercial paper. The fair values of our investment portfolio of interest-bearing securities were $26.6 billion and $22.3 billion at December 31, 2014 and 2013, respectively. Duration is a sensitivity measure that can be used to approximate the change in the value of a security that will result from a 100 basis point change in interest rates. Applying a duration model, a hypothetical 100 basis point increase in interest rates at December 31, 2014 and 2013, would have resulted in a reduction in the fair values of these securities of approximately $700 million and $470 million, respectively, on these dates. In addition, a hypothetical 100 basis point decrease in interest rates at December 31, 2014 and 2013, would not result in a material effect on income or cash flows in the respective ensuing year.
As of December 31, 2014, we had outstanding debt with a carrying value of $30.7 billion and a fair value of $33.6 billion. As of December 31, 2013, we had outstanding debt with a carrying value of $32.1 billion and a fair value of $33.5 billion. Our outstanding debt was comprised primarily of debt with fixed interest rates as the carrying value of variable rate debt was $5.2 billion and $8.0 billion at December 31, 2014 and 2013, respectively. Changes in interest rates do not affect interest expense or cash flows on fixed-rate debt. Changes in interest rates would, however, affect the fair values of fixed-rate debt. A hypothetical 100 basis point decrease in interest rates relative to interest rates at December 31, 2014, would have resulted in an increase of approximately $2.5 billion in the aggregate fair value of our outstanding debt on this date. A hypothetical 100 basis point decrease in interest rates relative to the interest rates at December 31, 2013, would have resulted in an increase of approximately $2.2 billion in the aggregate fair value of our outstanding debt on this date. The analysis for the debt does not consider the impact that hypothetical changes in interest rates would have on the related interest rate swap contracts and cross-currency swap contracts.
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts during 2014 and 2013, which qualified and were designated for accounting purposes as fair value hedges, for certain of our fixed-rate debt. These derivative contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective note. Interest rate swap contracts with notional amounts totaling $6.65 billion and $4.4 billion were outstanding at December 31, 2014 and 2013, respectively. A hypothetical 100 basis point increase in interest rates relative to interest rates at December 31, 2014 and 2013 would have resulted in reductions in fair values of approximately $350 million and $300 million, respectively, on our interest rate swap contracts on these dates and would not result in a material effect on the related income or cash flows in the respective ensuing years. The analysis for the interest rate swap contracts does not consider the impact that hypothetical changes in interest rates would have on the related fair values of debt that these interest rate sensitive instruments were designed to offset.
As of December 31, 2014 and 2013, we had outstanding cross-currency swap contracts with aggregate notional amounts of $2.7 billion that hedge certain of our foreign currency denominated debt and related interest payments. These contracts effectively convert interest payments and principal repayment of this debt to U.S. dollars from euros/pounds sterling and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates at December 31, 2014 and 2013, would have resulted in reductions in the fair values of our cross-currency swap contracts of approximately $260 million and $320 million, respectively, but would have no material effect on cash flows or income in the respective ensuing year.
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
As of December 31, 2014, we had outstanding euro and pound sterling denominated debt with a carrying value and fair value of $3.3 billion and $3.7 billion, respectively. As of December 31, 2013, we had outstanding euro and pound sterling denominated debt with a carrying value and fair value of $3.6 billion and $3.7 billion, respectively. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2014, would have resulted in an increase in fair value of this debt of approximately $740 million on this date and a reduction in income in the ensuing year of approximately $660 million, but would have no material effect on the related cash flows in the ensuing year. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in an increase in fair value of this debt of approximately $750 million on this date and a reduction in income in the ensuing year of approximately $730 million, but would have no material effect on the related cash flows in the ensuing year. The analysis for this debt does not consider the offsetting impact that hypothetical changes in foreign currency exchange rates would have on the related cross-currency swap contracts which are in place for the majority of the foreign currency denominated debt.
With regard to our $2.7 billion notional amount of cross-currency swap contracts that are designated as cash flow hedges of certain of our debt denominated in euros and pound sterling as of December 31, 2014 and 2013, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates, would have resulted in a reduction in the fair values of these contracts of approximately $610 million and $660 million, respectively on these dates, but would have no material effect on the related cash flows in the respective ensuing years. The impact on income in the ensuing years from these contracts of this hypothetical adverse movement in foreign currency exchange rates would be fully offset by the corresponding hypothetical changes in the carrying amounts of the related hedged debt.
We enter into foreign currency forward and options contracts that are designated for accounting purposes as cash flow hedges of certain anticipated foreign currency transactions. As of December 31, 2014, we had open foreign currency forward and options contracts, primarily euro-based, with notional amounts of $3.8 billion and $271 million, respectively. As of December 31, 2013, we had open foreign currency forward and options contracts, primarily euro-based, with notional amounts of $4.0 billion and $516 million, respectively. As of December 31, 2014, the net unrealized gain on these contracts was approximately $360 million. As of December 31, 2013, the net unrealized loss on these contracts was not material. With regard to foreign currency forward and option contracts that were open at December 31, 2014, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2014, would have resulted in a reduction in fair value of these contracts of approximately $700 million on this date and, in the ensuing year, a reduction in income and cash flows of approximately $380 million. With regard to contracts that were open at December 31, 2013, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates at December 31, 2013, would have resulted in a reduction in fair value of these contracts of approximately $820 million on this date and, in the ensuing year, a reduction in income and cash flows of approximately $400 million. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign currency sensitive instruments were designed to offset.

As of December 31, 2014 and 2013, we had open foreign currency forward contracts with notional amounts totaling $875 million and $999 million, respectively, that hedged fluctuations of certain assets and liabilities denominated in foreign currencies but were not designated as hedges for accounting purposes. These contracts had no material net unrealized gains or losses at December 31, 2014 and 2013. With regard to these foreign currency forward contracts that were open at December 31, 2014 and 2013, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would have resulted in a reduction of approximately $80 million and $160 million, respectively, in the fair value of these contracts on this date, but would not result in a material effect on income or cash flows in the respective ensuing year. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on assets and liabilities that these foreign currency sensitive instruments were designed to offset.
Market price sensitive financial instruments
As of December 31, 2014 and 2013, we were also exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. Price risk relative to our equity investment portfolio as of December 31, 2014 and 2013, was not material.
Counterparty credit risks
Our financial instruments, including derivatives, are subject to counterparty credit risk which we consider as part of the overall fair value measurement. Our financial risk management policy limits derivative transactions by requiring transactions to be with institutions with minimum credit ratings of A- or equivalent by S&P, Moody's or Fitch and requires placing exposure limits on the amount with any individual counterparty. In addition, we have an investment policy that limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15(a)1 and (a)2 of Part IV and included in this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

Item 9A.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management determined that, as of December 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Amgen Inc.
We have audited Amgen Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Amgen Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Amgen Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2014 of Amgen Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 19, 2015

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT
Information about our Directors is incorporated by reference from the section entitled ITEM 1 — ELECTION OF DIRECTORS in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014 (the Proxy Statement). Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement. Information about the procedures by which stockholders may recommend nominees for the Board of Directors is incorporated by reference from Appendix A — AMGEN INC. BOARD OF DIRECTORS GUIDELINES FOR DIRECTOR QUALIFICATIONS AND EVALUATIONS in our Proxy Statement. Information about our Audit Committee, members of the committee and our Audit Committee financial experts is incorporated by reference from the section entitled CORPORATE GOVERNANCE — Board Committees and Charters — Audit Committee in our Proxy Statement. Information about our executive officers is contained in the discussion entitled Item 1. Business — Executive Officers of the Registrant.
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
Securities Authorized for Issuance Under Existing Equity Compensation Plans
The following table sets forth certain information as of December 31, 2014, concerning the shares of our Common Stock that may be issued under any form of award granted under our equity compensation plans in effect as of December 31, 2014 (including upon the exercise of options, the vesting of awards of restricted stock units, or RSUs, or when performance units are earned, and related dividend equivalents have been granted).

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 2009 Equity Incentive Plan(1)	16,045,767	$57.37	51,960,037
Amended and Restated 1991 Equity Incentive Plan(2)	1,201,310	$48.50	—
Amended and Restated Employee Stock Purchase Plan	—	—	5,205,930
Total Approved Plans	17,247,077	$54.76	57,165,967
Equity compensation plans not approved by Amgen security holders:
Amended and Restated 1999 Equity Incentive Plan(3)	123,406	$46.12	—
Amended and Restated 1999 Incentive Stock Plan(4)	10,077	$51.75	—
Amended and Restated Assumed Avidia Incentive Equity Plan(5)	1,328	$1.91	—
Amgen Profit Sharing Plan for Employees in Ireland(6)	—	—	143,220
Total Unapproved Plans	134,811	$46.10	143,220
Total All Plans	17,381,888	$54.48	57,309,187

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

The number of outstanding awards under column (a) includes, as of December 31, 2014, (i) 2,817,801 shares issuable upon the exercise of outstanding options with a weighted-average exercise price of approximately $57.37, (ii) 7,364,475 shares issuable upon the vesting of outstanding RSUs (including 199,755 related dividend equivalents), and (iii) 5,863,491 shares subject to outstanding 2012, 2013 and 2014 performance units (including 198,247 related dividend equivalents).  The weighted average exercise price shown in column (b) is for the outstanding options only. The number of available shares under column (c) represents the number of shares that remain available for future issuance under this plan as of December 31, 2014 employing the fungible share formula and presumes the issuance of target shares under the performance units granted in 2012, 2013 and 2014 and related dividend equivalents. The numbers under columns (a) and (c) do not give effect to the additional shares that could be issuable in the event above target on the performance goals under these outstanding performance units are achieved. Maximum performance under these goals could result in 150% of target shares being awarded.

(2)
This plan has terminated as to future grants. The number under column (a) with respect to this plan includes 28,583 shares issuable upon the vesting of outstanding RSUs (including 1,768 related dividend equivalents), which are not included in calculating the weighted average exercise price in column (b).

(3)
This plan has terminated as to future grants. This plan was originally assumed pursuant to the terms of the merger agreement between Amgen and Immunex which was approved by our stockholders in May 2002. This plan was previously approved by Immunex’s shareholders.

(4)
This plan has terminated as to future grants. This plan was originally assumed by Amgen in connection with the merger of Abgenix with and into Amgen Fremont Inc., a wholly owned subsidiary of Amgen, on April 1, 2006. The number under column (a) with respect to this plan includes 57 shares issuable upon the vesting of outstanding RSUs, which are not included in calculating the weighted average exercise price in column (b).

(5)
This plan has terminated as to future grants. This plan was originally assumed by Amgen in connection with the merger of Avidia, Inc. with and into Amgen Mountain View Inc., a wholly owned subsidiary of Amgen, on October 24, 2006.

(6)
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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.	Index to Financial Statements
The following Consolidated Financial Statements are included herein:

(a)2.	Index to Financial Statement Schedules
The following Schedule is filed as part of this Annual Report on Form 10-K:

Page number
II. Valuation and Qualifying Accounts	F-52
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

4.9
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

4.11
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

4.13
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

4.15
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

4.18
Officers' Certificate of Amgen Inc., dated September 13, 2012, including forms of the Company's 2.125% Senior Notes due 2019 and 4.000% Senior Notes due 2029. (Filed as an exhibit to Form 8-K on September 13, 2012 and incorporated herein by reference.)

4.19
Indenture, dated May 22, 2014, between Amgen Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Filed as an exhibit to Form 8-K on May 22, 2014 and incorporated herein by reference.)

4.20
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

Exhibit No.	Description
10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on December 17, 2014.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on December 17, 2014.)

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

10.18+
Agreement between Amgen Inc. and David W. Meline, effective July 21, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2014 on October 29, 2014 and incorporated herein by reference.)

10.19
Shareholders' Agreement, dated May 11, 1984, among Amgen, Kirin Brewery Company, Limited and Kirin-Amgen, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2000 on March 7, 2001 and incorporated herein by reference.)

10.20
Amendment No. 1 dated March 19, 1985, Amendment No. 2 dated July 29, 1985 (effective July 1, 1985), and Amendment No. 3, dated December 19, 1985, to the Shareholders' Agreement dated May 11, 1984. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2000 on August 1, 2000 and incorporated herein by reference.)

Exhibit No.	Description
10.21
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

10.23
Amendment No. 13 to the Shareholders' Agreement, dated June 28, 2007 (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2007 on August 9, 2007 and incorporated herein by reference.)

10.24	Amendment No. 14 to the Shareholders' Agreement, dated March 26, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

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

10.30
Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among Wyeth, Amgen Inc. and Immunex Corporation. (Filed as an exhibit to Amendment No. 1 to Form S-4 Registration Statement on June 29, 2004 and incorporated herein by reference.)

10.31
Amendment No. 3 to Amended and Restated Promotion Agreement, effective January 1, 2005, by and among Wyeth, Amgen Inc. and Immunex Corporation (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2005 on May 4, 2005 and incorporated herein by reference.)

10.32
Amended and Restated Credit Agreement, dated July 30, 2014, among Amgen Inc., the Banks therein named, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent (Filed as an exhibit to Form 8-K on July 30, 2014 and incorporated herein by reference.)

10.33
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
10.34
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.35
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

10.36
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.37*
Amendment No. 1 to Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

10.38
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

10.39
Amendment to Collaboration Agreement, dated April 24, 1996, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.40
Amendment to Collaboration Agreement, dated February 1, 1999, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2006 by Onyx Pharmaceuticals, Inc. on May 10, 2006 and incorporated herein by reference.)

10.41
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

10.43
Fourth Amendment to Collaboration Agreement, dated October 11, 2011, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.44
Commitment Letter, dated August 24, 2013, among Amgen Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Barclays Bank PLC. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.45	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

10.46
Master Repurchase Agreement, dated October 28, 2013, between Amgen Inc. and SMBC Repo Pass-Thru Trust, 2013-1. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.47
Master Repurchase Agreement, dated October 29, 2013, between Amgen Inc. and HSBC Bank USA, N.A. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2013 on October 29, 2013 and incorporated herein by reference.)

10.48
Term Loan Facility Credit Agreement, dated September 20, 2013, among Amgen Inc., the Banks therein named, Bank of America, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Syndication Agents. (Filed as an exhibit to Form 8-K on September 20, 2013 and incorporated herein by reference.)

21*	Subsidiaries of the Company.

Exhibit No.	Description
23	Consent of the Independent Registered Public Accounting Firm. The consent is set forth on page 74 of this Annual Report on Form 10-K.

24	Power of Attorney. The Power of Attorney is set forth on page 75 of this Annual Report on Form 10-K.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

AMGEN INC.
(Registrant)

Date:	February 19, 2015	By:	/S/ DAVID W. MELINE
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

•
Registration Statements (Form S-8 Nos. 333-132932 and 333-133002) pertaining to the Amgen Inc. Amended and Restated 1999 Incentive Stock Plan (formerly known as Abgenix, Inc. 1999 Nonstatutory Stock Option Plan, as amended and restated);

•
Registration Statement (Form S-8 No. 333-138325) pertaining to the Amgen Inc. Amended and Restated Assumed Avidia Equity Incentive Plan (formerly known as the Avidia, Inc. Amended and Restated 2003 Equity Incentive Plan);

•
Registration Statement (Form S-3 No. 333-194103) relating to debt securities, common stock, preferred stock, warrants to purchase debt securities, common stock, preferred stock or depositary shares, rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units and depositary shares of Amgen Inc. and in the related Prospectus; and

•	Registration Statement (Form S-8 No. 333-176240) pertaining to the Amgen Profit Sharing Plan for Employees in Ireland;
of our reports dated February 19, 2015, with respect to the consolidated financial statements and schedule of Amgen Inc. and the effectiveness of internal control over financial reporting of Amgen Inc. included in this Annual Report (Form 10-K) of Amgen Inc. for the year ended December 31, 2014.
/s/ Ernst & Young LLP
Los Angeles, California
February 19, 2015

EXHIBIT 24
POWER OF ATTORNEY
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Meline, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT A. BRADWAY	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	2/19/2015
Robert A. Bradway

/S/ DAVID W. MELINE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	2/19/2015
David W. Meline

/S/ DAVID BALTIMORE	Director	2/19/2015
David Baltimore

/S/ FRANK J. BIONDI, JR.	Director	2/19/2015
Frank J. Biondi, Jr.

/S/ FRANÇOIS DE CARBONNEL	Director	2/19/2015
François de Carbonnel

/S/ VANCE D. COFFMAN	Director	2/19/2015
Vance D. Coffman

/S/ ROBERT A. ECKERT	Director	2/19/2015
Robert A. Eckert

/S/ GREG C. GARLAND	Director	2/19/2015
Greg C. Garland

/S/ REBECCA M. HENDERSON	Director	2/19/2015
Rebecca M. Henderson

/S/ FRANK C. HERRINGER	Director	2/19/2015
Frank C. Herringer

/S/ TYLER JACKS	Director	2/19/2015
Tyler Jacks

/S/ JUDITH C. PELHAM	Director	2/19/2015
Judith C. Pelham

/S/ RONALD D. SUGAR	Director	2/19/2015
Ronald D. Sugar

/S/ R. SANDERS WILLIAMS	Director	2/19/2015
R. Sanders Williams

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Amgen Inc.
We have audited the accompanying Consolidated Balance Sheets of Amgen Inc. (the “Company”) as of December 31, 2014 and 2013, and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amgen Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Amgen Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 19, 2015

AMGEN INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014, 2013 and 2012
(In millions, except per share data)

	2014	2013	2012
Revenues:
Product sales	$19,327	$18,192	$16,639
Other revenues	736	484	626
Total revenues	20,063	18,676	17,265

Operating expenses:
Cost of sales	4,422	3,346	3,199
Research and development	4,297	4,083	3,380
Selling, general and administrative	4,699	5,184	4,814
Other	454	196	295
Total operating expenses	13,872	12,809	11,688

Operating income	6,191	5,867	5,577

Interest expense, net	1,071	1,022	1,053
Interest and other income, net	465	420	485

Income before income taxes	5,585	5,265	5,009

Provision for income taxes	427	184	664

Net income	$5,158	$5,081	$4,345

Earnings per share:
Basic	$6.80	$6.75	$5.61
Diluted	$6.70	$6.64	$5.52

Shares used in the calculation of earnings per share:
Basic	759	753	775
Diluted	770	765	787
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net income	$5,158	$5,081	$4,345
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(196)	(80)	(9)
Effective portion of cash flow hedges	323	2	(78)
Net unrealized gains (losses) on available-for-sale securities	24	(226)	63
Other	2	(3)	(1)
Other comprehensive income (loss), net of tax	153	(307)	(25)
Comprehensive income	$5,311	$4,774	$4,320
See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In millions, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,731	$3,805
Marketable securities	23,295	15,596
Trade receivables, net	2,546	2,697
Inventories	2,647	3,019
Other current assets	2,494	2,250
Total current assets	34,713	27,367

Property, plant and equipment, net	5,223	5,349
Intangible assets, net	12,693	13,262
Goodwill	14,788	14,968
Restricted investments	—	3,412
Other assets	1,592	1,767
Total assets	$69,009	$66,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212	$787
Accrued liabilities	5,296	4,655
Current portion of long-term debt	500	2,505
Total current liabilities	7,008	7,947

Long-term debt	30,215	29,623
Long-term deferred tax liability	3,461	3,498
Other noncurrent liabilities	2,547	2,961

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 760.4 shares in 2014 and 754.6 shares in 2013	30,410	29,891
Accumulated deficit	(4,624)	(7,634)
Accumulated other comprehensive loss	(8)	(161)
Total stockholders’ equity	25,778	22,096
Total liabilities and stockholders’ equity	$69,009	$66,125
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2014, 2013 and 2012
(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2011	795.6	$27,777	$(8,919)	$171	$19,029
Net income	—	—	4,345	—	4,345
Other comprehensive loss, net of tax	—	—	—	(25)	(25)
Dividends	—	—	(1,187)	—	(1,187)
Issuance of common stock in connection with the Company’s equity award programs	23.0	1,288	—	—	1,288
Stock-based compensation	—	359	—	—	359
Tax impact related to employee stock-based compensation	—	(87)	—	—	(87)
Repurchases of common stock	(62.3)	—	(4,662)	—	(4,662)
Balance at December 31, 2012	756.3	29,337	(10,423)	146	19,060
Net income	—	—	5,081	—	5,081
Other comprehensive loss, net of tax	—	—	—	(307)	(307)
Dividends	—	—	(1,521)	—	(1,521)
Issuance of common stock in connection with the Company’s equity award programs	7.4	296	—	—	296
Stock-based compensation	—	400	—	—	400
Settlement of conversion value of convertible debt in excess of principal	—	(99)	—	—	(99)
Settlement of convertible note hedge	—	99	—	—	99
Settlement of warrants	—	(100)	—	—	(100)
Tax impact related to employee stock-based compensation	—	(42)	—	—	(42)
Repurchases of common stock	(9.1)	—	(771)	—	(771)
Balance at December 31, 2013	754.6	29,891	(7,634)	(161)	22,096
Net income	—	—	5,158	—	5,158
Other comprehensive income, net of tax	—	—	—	153	153
Dividends	—	—	(1,995)	—	(1,995)
Issuance of common stock in connection with the Company’s equity award programs	6.7	186	—	—	186
Stock-based compensation	—	404	—	—	404
Tax impact related to employee stock-based compensation	—	(71)	—	—	(71)
Repurchases of common stock	(0.9)	—	(153)	—	(153)
Balance at December 31, 2014	760.4	$30,410	$(4,624)	$(8)	$25,778
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$5,158	$5,081	$4,345
Depreciation and amortization	2,092	1,286	1,088
Stock-based compensation expense	408	403	362
Deferred income taxes	(108)	(189)	28
Property, plant and equipment impairments	97	19	178
Other items, net	(213)	84	(74)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	136	(38)	348
Inventories	327	(7)	(150)
Other assets	(1)	(59)	124
Accounts payable	405	(184)	161
Accrued income taxes	(103)	(326)	87
Legal reserve	—	—	(780)
Other liabilities	357	221	165
Net cash provided by operating activities	8,555	6,291	5,882
Cash flows from investing activities:
Purchases of property, plant and equipment	(718)	(693)	(689)
Cash paid for acquisitions, net of cash acquired	(165)	(9,434)	(2,390)
Purchases of intangible assets	(285)	—	(25)
Purchases of marketable securities	(25,878)	(21,965)	(26,241)
Proceeds from sales of marketable securities	16,697	19,123	17,372
Proceeds from maturities of marketable securities	4,199	5,090	1,994
Change in restricted investments, net	533	(520)	—
Other	(135)	(70)	(11)
Net cash used in investing activities	(5,752)	(8,469)	(9,990)
Cash flows from financing activities:
Net proceeds from issuance of debt	4,476	8,054	4,933
Repayment of debt	(5,605)	(3,371)	(123)
Repurchases of common stock	(138)	(832)	(4,607)
Dividends paid	(1,851)	(1,415)	(1,118)
Net proceeds from issuance of common stock in connection with the Company's equity award programs	186	296	1,288
Other	55	(6)	46
Net cash (used in) provided by financing activities	(2,877)	2,726	419
(Decrease) increase in cash and cash equivalents	(74)	548	(3,689)
Cash and cash equivalents at beginning of period	3,805	3,257	6,946
Cash and cash equivalents at end of period	$3,731	$3,805	$3,257
See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
We recognized revenue from the sale of product to the U.S. federal government for stockpile in accordance with U.S. Securities and Exchange Commission (SEC) Interpretation, Commission Guidance Regarding Accounting for Sales of Vaccines and Bioterror Countermeasures to the Federal Government for Placement into the Pediatric Vaccine Stockpile or the Strategic National Stockpile (SNS). We recognized $155 million of revenue for NEUPOGEN® during the year ended December 31, 2013, for purchases by the federal government for the SNS. There were no purchases by the federal government for the SNS during the years ended December 31, 2014 and 2012. We are contracted to manage this inventory of product until the federal government requests shipment.
Other revenues
Other revenues consist primarily of royalty income and corporate partner revenues. Royalties from licensees are based on third-party sales of licensed products and are recorded in accordance with contract terms when third-party results are reliably measurable and collectability is reasonably assured. Royalty estimates are made in advance of amounts collected using historical and forecasted trends. Corporate partner revenues are comprised mainly of amounts earned from Kirin-Amgen, Inc. (K-A) and other third parties for certain research and development (R&D) services, which are recognized as the R&D services are performed, as well as our share of the U.S. pre-tax Nexavar® commercial profits generated from our collaboration with Bayer HealthCare Pharmaceuticals, Inc. (Bayer). Corporate partner revenues also include license fees and milestone payments earned from K-A and from other third parties. See Multiple-deliverable revenue arrangements, discussed below, Note 7, Collaborative arrangements, and Note 8, Related party transactions.
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
Research and development costs
R&D costs are expensed as incurred and include primarily salaries, benefits and other staff-related costs; facilities and overhead costs; clinical trial and related clinical manufacturing costs; contract services and other outside costs; information systems’ costs and amortization of acquired technology used in R&D with alternative future uses. R&D expenses also include costs and cost recoveries associated with third-party R&D arrangements such as with K-A, including upfront fees and milestones paid to third parties in connection with technologies which had not reached technological feasibility and did not have an alternative future use. Net payment or reimbursement of R&D costs is recognized when the obligations are incurred or as we become entitled to the cost recovery. See Note 7, Collaborative arrangements, and Note 8, Related party transactions.
Selling, general and administrative costs
Selling, general and administrative (SG&A) costs are comprised primarily of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers; and other general and administrative costs. Advertising costs are expensed as incurred. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaboration arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or we become entitled to the cost recovery. See Note 7, Collaborative arrangements.
Stock-based compensation
We have stock-based compensation plans under which various types of equity-based awards are granted, including restricted stock units (RSUs), performance units and stock options. The estimated fair values of RSUs and stock option awards which are subject only to service conditions with graded vesting are generally recognized as compensation expense on a straight-line basis over the service period. The estimated fair values of performance unit awards are generally recognized as compensation expense as the awards vest ratably from the grant date to the end of the performance period. See Note 4, Stock-based compensation.
Income taxes
We provide for income taxes based on pretax income and applicable tax rates available in the various jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (UTBs) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to UTBs in income tax expense. See Note 5, Income taxes.
Business combinations
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (IPR&D) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree's liability arising from a business combination it consummated prior to our acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. See Note 3, Business combinations, and Note 16, Fair value measurement.
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
Derivatives
We recognize all of our derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The accounting for changes in the fair value of a derivative instrument depends upon whether the derivative has been formally designated and qualifies as part of a hedging relationship under the applicable accounting standards and, further, on the type of hedging relationship. For derivatives formally designated as hedges, we assess both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. Our derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings. See Note 16, Fair value measurement, and Note 17, Derivative instruments.
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
Goodwill and other intangible assets
Finite-lived intangible assets are recorded at cost, net of accumulated amortization and, if applicable, impairment charges. Amortization of finite-lived intangible assets is provided over their estimated useful lives on a straight-line basis or the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 12, Goodwill and other intangible assets.
The estimated fair values of IPR&D projects acquired in a business combination which are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related R&D efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written-off immediately. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market the resulting products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its estimated fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
Capitalized IPR&D projects are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider various factors for potential impairment, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays in obtaining marketing approval, the inability to bring a product to market and the introduction or advancement of competitors' products could result in the related intangible assets to be partially or fully impaired.
We perform an impairment test of goodwill annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, an impairment of goodwill has not been recorded. See Note 12, Goodwill and other intangible assets.
Restricted investments
As of December 31, 2013, we had restricted investments on our Consolidated Balance Sheet that were owned by ATL Holdings Limited (ATL Holdings), a wholly-owned subsidiary. ATL Holdings was an entity distinct from the Company and its other subsidiaries, with separate assets and liabilities. Because certain third parties owned Class A preferred shares of ATL Holdings, this entity was required to hold restricted investments, which were composed of interest-bearing securities, cash and related interest receivable as of December 31, 2013. On May 22, 2014, the Company repurchased all of the outstanding Class A preferred shares, and therefore, there were no remaining restricted investments on our Consolidated Balance Sheet as of December 31, 2014. See Note 14, Financing arrangements.
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
Recent accounting pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, is required to be adopted retrospectively and early adoption is not permitted. We are currently evaluating the provisions of this new standard and have not yet determined what impact it will have on our financial statements.
2. Restructuring and other cost savings initiatives
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we stated that we would reduce our staff by 3,500 to 4,000 by the end of 2015 and close our facilities in Washington state and Colorado and reduce the number of buildings at our headquarters in Thousand Oaks, California.
We currently estimate that $935 million to $1,035 million of pre-tax restructuring charges will be incurred in connection with the implementation of our restructuring plan. Included in these amounts are: (i) separation costs of $535 million to $585 million with respect to the staff reductions, and (ii) asset related charges of $400 million to $450 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities.
During the year ended December 31, 2014, we initiated the above-noted actions and incurred $558 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs, as discussed above, will be incurred during 2015.

The following table summarizes the charges recorded related to the restructuring plan by type of activity and the locations recognized within the Consolidated Statement of Income (in millions):

	During the year ended December 31, 2014
	Separation Costs	Asset Impairments	Accelerated Depreciation	Other	Total
Cost of sales	$—	$81	$23	$—	$104
Research and development	—	—	28	21	49
Selling, general and administrative	—	—	4	5	9
Other	377	6	—	13	396
Total	$377	$87	$55	$39	$558
Asset impairment and accelerated depreciation charges were recognized in connection with our decision to exit Boulder and Longmont, Colorado and Bothell and Seattle, Washington, as well as the consolidation of facilities in Thousand Oaks, California. The decision to accelerate the closure of these manufacturing and R&D facilities was based principally on optimizing the utilization of our sites in the United States, which includes an expansion of our presence in the key U.S. biotechnology hubs of South San Francisco, California, and Cambridge, Massachusetts.
The following table summarizes the expenses (excluding non-cash charges) and payments regarding liabilities related to the restructuring plan (in millions):

	During the year ended December 31, 2014
	Separation Costs	Other	Total
Restructuring liabilities as of January 1, 2014	$—	$—	$—
Expense	353	32	385
Payments	(132)	(9)	(141)
Restructuring liabilities as of December 31, 2014	$221	$23	$244
Other cost savings initiatives
In addition to, and separate from, the restructuring plan above, we incurred other charges as part of our efforts to optimize our network of facilities and improve cost efficiencies in our operations:

•
In 2012, we determined that certain manufacturing facilities located in Boulder, Colorado, were no longer needed and accordingly, they were abandoned during the fourth quarter. This resulted in the write-off of the carrying value of the facility, which aggregated $118 million, during the year ended December 31, 2012. The amount is included in Cost of sales in the Consolidated Statement of Income.

•
During the years ended December 31, 2013 and 2012, we recorded certain charges aggregating approximately $71 million and $175 million, respectively, which are included in Other operating expenses in the Consolidated Statements of Income. The expenses are primarily severance-related. The 2012 charges also included expenses associated with abandoning leased facilities.

3. Business combinations
Onyx Pharmaceuticals
On October 1, 2013, we acquired all of the outstanding stock of Onyx Pharmaceuticals, Inc. (Onyx), a global biopharmaceutical company engaged in the development and commercialization of innovative therapies for improving the lives of people afflicted with cancer. Onyx has a multiple myeloma franchise, with Kyprolis® for Injection (marketed by Onyx, an Amgen subsidiary) already approved in the United States, and with oprozomib being evaluated in clinical trials for patients with hematologic malignancies. In addition, Onyx has three partnered oncology assets: Nexavar® tablets (an Onyx and Bayer compound), Stivarga® tablets (a Bayer compound), and palbociclib (a Pfizer, Inc. (Pfizer) compound). This transaction, which was accounted for as a business combination, provides us with an opportunity to expand our oncology franchise. Onyx’s operations have been included in our consolidated financial statements commencing on the acquisition date.

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
The consideration to acquire Onyx was allocated to the acquisition date fair values of assets acquired and liabilities assumed as follows (in millions):

Cash and cash equivalents	$319
Marketable securities	337
Inventories	170
Indefinite-lived intangible assets - IPR&D	1,180
Finite-lived intangible assets - Developed product technology rights	6,190
Finite-lived intangible assets - Licensing rights	2,792
Goodwill	2,402
Convertible debt	(742)
Assumed contingent consideration	(261)
Deferred income taxes, net	(3,011)
Other assets (liabilities), net	141
Total consideration	$9,517

Onyx’s preliminary goodwill at December 31, 2013 was reduced during the year ended December 31, 2014, by $124 million due primarily to revisions which increased the acquisition date fair values of developed product technology rights by $280 million and deferred income taxes by $93 million, and decreased inventory by $80 million. The adjustments did not have a material effect on our current or prior period financial statements.
The developed product technology rights acquired relate to Kyprolis® which is approved in the United States. This product technology is being amortized on a straight-line basis over the estimated useful life of 12 years.
Licensing rights acquired represent the aggregate estimated fair values of receiving future milestone, royalty and/or profit sharing payments associated with various contract agreements that were entered into by Onyx prior to the acquisition. The weighted-average useful life of these finite-lived intangible assets is ten years and they are being amortized on a straight-line basis.
The fair values of the developed product technology rights and licensing rights acquired were determined by estimating the probability-weighted net cash flows attributable to these rights discounted to present value using a discount rate that represents the estimated rate that market participants would use to value these intangible assets.
The estimated fair values of acquired IPR&D are related to: (i) the development of Kyprolis® in the territories outside the U.S. (excluding Japan), where regulatory approval to market the product has not been received, and (ii) oprozomib. The estimated fair values were determined using a probability-weighted income approach, which discounts expected future cash flows to present value using a discount rate that represents the estimated rate that market participants would use to value the assets. The projected cash flows from these projects were based on certain assumptions, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from regulatory agencies. In January 2015, we and Onyx announced the submission of a Marketing Authorization Application (MAA) for Kyprolis® in the European Union (EU) for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy, and the granting of an accelerated assessment by the European Medicines Agency (EMA).
We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. There were two separate milestone payments of $150 million each which were to be triggered if Kyprolis® received specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the U.S. Food and Drug Administration (FDA) and the EMA. The assumed contingent consideration value was determined by discounting probability-adjusted cash outflows to present value using a discount rate that represents the estimated rate that market participants would use. In December 2014, we renegotiated the terms of these milestones and have settled the contingent consideration obligations with the former shareholders of Proteolix, Inc. by agreeing to make a single payment of $225 million, which is currently expected to occur during the first quarter of 2015. See Note 16, Fair value measurement.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $2.4 billion was recorded as goodwill, which is not deductible for tax purposes and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and the expected synergies and other benefits that we believe will result from combining the operations of Onyx with our operations.
We incurred $36 million of transaction-related expense which was recorded in Selling, general, and administrative expenses in the Consolidated Statement of Income for the year ended December 31, 2013.
The following table presents supplemental pro forma information as if the acquisition of Onyx had occurred on January 1, 2012 (in millions, unaudited):

	Years ended December 31,
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
The aggregate consideration transferred consisted of (in millions):

Total consideration transferred	$497
Settlement of preexisting relationship at fair value	(99)
Total consideration transferred to acquire the Product Rights	$398
The settlement of the preexisting relationship relates to a supply contract between Amgen and Roche that was terminated as a result of the acquisition of the Product Rights. The fair value of the contract of $99 million was recognized in Cost of sales in the Consolidated Statement of Income for the year ended December 31, 2014.

The consideration to acquire the Product Rights was allocated to the acquisition date fair values of assets as follows (in millions):

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
KAI Pharmaceuticals
On July 5, 2012, we acquired for cash all of the outstanding stock of KAI Pharmaceuticals (KAI), a privately held biotechnology company that developed AMG 416, its lead product candidate, which is now in phase 3 clinical development for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease (CKD) who are on dialysis. The transaction provides us with an opportunity to further expand our nephrology pipeline. The acquired IPR&D is related to AMG 416.
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
The estimated fair value of acquired IPR&D is related to blinatumomab and outlicense agreements entered into by Micromet prior to our acquisition of the company where we continue to play an active role in the development of the respective programs. In December 2014, we announced that the FDA has granted approval of BLINCYTO™ for the treatment of patients with Philadelphia chromosome-negative (Ph-) relapsed or refractory B-cell precursor acute lymphoblastic leukemia (ALL).
During 2014 and 2012, we wrote-off non-key IPR&D outlicensing programs resulting in impairment charges of $46 million and $19 million, respectively. Both of these charges were included in Other operating expenses in the Consolidated Statements of Income.
The R&D technology rights acquired relate to Micromet's BiTE® technology platform which has produced various product candidates that are currently being developed as cancer treatments by the Company and others and may lead to the development of additional product candidates. The fair value of this technology is being amortized on a straight-line basis over its estimated useful life of 10 years.

Goodwill is attributable primarily to expected synergies and other benefits from combining Micromet with our oncology development and commercialization activities.
The consideration to acquire deCODE, KAI, MN, and Micromet was allocated to the acquisition date fair values of the assets acquired and liabilities assumed as follows (in millions):

	deCODE	KAI	MN	Micromet
IPR&D	$—	$240	$—	$570
Developed product technology rights	—	—	81	—
R&D technology rights	465	—	—	350
Marketing-related rights	—	—	82	—
Deferred income taxes, net	(37)	(59)	(45)	(191)
Other assets (liabilities), net	(29)	26	179	170
Goodwill	—	125	380	247
Total consideration	$399	$332	$677	$1,146
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
4. Stock-based compensation
On May 22, 2013, our stockholders approved our Amended and Restated 2009 Equity Incentive Plan (the Amended 2009 Plan), which amended and restated our 2009 Equity Incentive Plan (the 2009 Plan) and increased the number of shares of our common stock authorized for issuance pursuant to equity-based awards under the 2009 Plan to approximately 104 million shares (plus any additional shares that are added back into the authorized pool as described below). Like the 2009 Plan, the Amended 2009 Plan provides for grants of equity-based awards, including RSUs, stock options and performance units to employees and consultants of Amgen, its subsidiaries and non-employee members of our Board of Directors. The 2009 Plan replaced our prior equity plans (the Prior Plans), and no further awards may be made under these Prior Plans. Consistent with the 2009 Plan, the pool of shares available under the Amended 2009 Plan is reduced by one share for each stock option granted and by 1.9 shares for other types of awards granted, including RSUs and performance units (full-value awards). Generally, if any shares subject to an award granted under the Amended 2009 Plan expire, or are forfeited, terminated or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, under the Amended 2009 Plan, shares withheld to pay for minimum statutory tax obligations with respect to full value awards will be added back into the authorized pool on the basis of 1.9 shares. As of December 31, 2014, the Amended 2009 Plan provides for future grants and/or issuances of up to approximately 52 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income (in millions):

	Years ended December 31,
	2014	2013	2012
RSUs	$219	$206	$186
Performance units	171	163	117
Stock options	18	34	59
Total stock-based compensation expense, pretax	408	403	362
Tax benefit from stock-based compensation expense	(152)	(149)	(134)
Total stock-based compensation expense, net of tax	$256	$254	$228
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
Our RSU and stock option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including upon death, disability, a change in control, termination in connection with a change in control and the retirement of employees who meet certain service and/or age requirements. RSUs and stock options granted prior to April 25, 2011, generally vest in equal amounts on each of the first four anniversaries of the grant date. Stock options and RSUs granted on and after April 25, 2011, generally vest in approximately equal amounts on the second, third and fourth anniversaries of the grant date. RSUs granted on and after April 27, 2012, accrue dividend equivalents which are typically payable in shares and only when and to the extent the underlying RSUs vest and are issued to the recipient.
Restricted stock units
The grant date fair value of an RSU equaled the closing price of our common stock on the grant date for RSUs granted prior to April 25, 2011, and on and after April 27, 2012. Prior to April 2011, we did not have a policy of paying dividends, and beginning April 27, 2012, RSUs granted accrue dividend equivalents during the vesting period. The fair values of RSUs granted on April 25, 2011 through April 26, 2012, are based on the closing price of our common stock on the grant date reduced by the weighted-average expected dividend yield of 2.0% over the weighted-average vesting period, discounted at a weighted-average risk-free interest rate of 1.0%. The weighted-average grant date fair values of RSUs granted in 2014, 2013 and 2012 were $115.63, $107.01 and $72.99, respectively. The following summarizes select information regarding our RSUs:

	During the year ended December 31, 2014
	Units (in millions)	Weighted-average grant date fair value
Balance nonvested at December 31, 2013	8.8	$76.75
Granted	2.3	$115.63
Vested	(3.0)	$63.36
Forfeited	(1.0)	$90.77
Balance nonvested at December 31, 2014	7.1	$92.88
The total fair values of shares associated with RSUs that vested during the years ended December 31, 2014, 2013 and 2012, were $191 million, $145 million and $139 million, respectively.
As of December 31, 2014, there were approximately $357 million of unrecognized compensation costs related to nonvested stock option and RSU awards, which are expected to be recognized over a weighted-average period of 1.7 years.

Stock options
The exercise price for stock options is set at the closing price of our common stock on the date of grant and the related number of shares granted is fixed at that point in time. Awards granted to employees on and after April 26, 2010, expire 10 years from the date of grant; options granted to employees prior to that date expire seven years from the date of grant. We did not grant stock options during the year ended December 31, 2014, and stock options granted during the years ended December 31, 2013 and 2012, were not significant.
The following summarizes select information regarding our stock options:

	During the year ended December 31, 2014
	Options (in millions)	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in millions)
Balance unexercised at December 31, 2013	7.4	$54.91
Granted	—	$—
Exercised	(3.1)	$55.42
Expired/forfeited	(0.2)	$56.18
Balance unexercised at December 31, 2014	4.1	$54.48	4.2	$432
Vested or expected to vest at December 31, 2014	4.1	$54.48	4.2	$432
Exercisable at December 31, 2014	3.5	$54.45	3.9	$371
The total intrinsic values of options exercised during the years ended December 31, 2014, 2013 and 2012, were $228 million, $210 million and $320 million, respectively. The actual tax benefits realized from tax deductions from option exercises during the three years ended December 31, 2014, 2013 and 2012, were $83 million, $77 million and $117 million, respectively.
Performance units
Certain management-level employees also receive annual grants of performance units, which give the recipient the right to receive common stock that is contingent upon achievement of specified pre-established goals over the performance period, which is generally three years. The performance goals for the units granted in 2014, 2013 and 2012, which are accounted for as equity awards, are based upon Amgen’s stockholder return compared with a comparator group of companies, which are considered market conditions and are reflected in the grant date fair values of the units. The expense recognized for the awards is based on the grant date fair value of a unit multiplied by the number of units granted, net of estimated forfeitures. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units granted. Shares of our common stock are issued on a one-for-one basis for each performance unit earned. In general, participants vest in their performance unit awards at the end of the performance period. The performance award program provides for accelerated or continued vesting in certain circumstances as defined in the plan, including upon death, disability, a change in control and retirement of employees who meet certain service and/or age requirements. Performance units accrue dividend equivalents which are typically payable in shares and only when and to the extent the underlying performance units vest and are issued to the recipient, including with respect to market conditions that affect the number of performance units earned.
We used payout simulation models to estimate the grant date fair value of performance units granted in 2014, 2013 and 2012. The weighted-average assumptions used in these models and the resulting weighted-average grant date fair values of our performance units were as follows:

	Years ended December 31,
	2014	2013	2012
Closing price of our common stock on grant date	$112.43	$92.03	$68.75
Volatility	23.8%	21.0%	22.9%
Risk-free interest rate	0.8%	0.4%	0.5%
Fair value of unit	$104.47	$102.73	$78.21

The payout simulation models also assumed correlations of returns of the stock prices of our common stock and the common stocks of the comparator groups of companies and stock price volatilities of the comparator groups of companies.
As of December 31, 2014 and 2013, a total of 5.8 million and 6.6 million performance units were outstanding with weighted-average grant date fair values of $92.66 and $76.95 per unit, respectively. During the year ended December 31, 2014, 1.7 million performance units with a weighted-average grant date fair value of $104.47 were granted, 3.7 million performance units with a weighted-average grant date fair value of $77.89 vested, and 0.5 million performance units with a weighted-average grant date fair value of $95.01 were forfeited.
The total fair values of performance units that vested during 2014, 2013 and 2012 were $587 million, $270 million and $100 million, respectively, based upon the number of performance units earned multiplied by the closing stock price of our common stock on the last day of the performance period.
As of December 31, 2014, there was approximately $133 million of unrecognized compensation cost related to the 2014 and 2013 performance unit grants that is expected to be recognized over a weighted-average period of approximately 0.9 years.
5. Income taxes
The provision for income taxes included the following (in millions):

	Years ended December 31,
	2014	2013	2012
Current provision:
Federal	$251	$54	$438
State	58	26	47
Foreign	194	191	158
Total current provision	503	271	643
Deferred provision (benefit):
Federal	(22)	(86)	83
State	(4)	19	(43)
Foreign	(50)	(20)	(19)
Total deferred provision (benefit)	(76)	(87)	21
Total provision	$427	$184	$664
Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards and the tax effects of net operating loss (NOL) carryforwards.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2014	2013
Deferred income tax assets:
NOL and credit carryforwards	$588	$1,017
Expense accruals	730	697
Expenses capitalized for tax	221	196
Stock-based compensation	206	211
Other	191	144
Total deferred income tax assets	1,936	2,265
Valuation allowance	(336)	(314)
Net deferred income tax assets	1,600	1,951

Deferred income tax liabilities:
Acquired intangibles	(4,089)	(4,430)
Other	(232)	(263)
Total deferred income tax liabilities	(4,321)	(4,693)
Total deferred income taxes, net	$(2,721)	$(2,742)
Valuation allowances are provided to reduce the amounts of our deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
The valuation allowance for deferred tax assets increased by $22 million and $41 million in 2014 and 2013, respectively, due primarily to valuation allowances established as part of acquisitions and the Company’s expectation that some state NOLs and R&D credits will not be utilized.
At December 31, 2014, we had $39 million of federal tax credit carryforwards available to reduce future federal income taxes and have provided a valuation allowance for $21 million of those federal tax credit carryforwards. The federal tax credit carryforwards for which no valuation allowance has been provided expire between 2031 and 2033. We had $341 million of state tax credit carryforwards available to reduce future state income taxes and have provided a valuation allowance for $222 million of those state tax credit carryforwards. The majority of the state tax credit carryforwards have no expiry.
At December 31, 2014, we had $97 million of NOL carryforwards available to reduce future federal income taxes and have provided a valuation allowance for $83 million of those federal NOL carryforwards. The federal NOL carryforwards, for which no valuation allowance has been provided, expire between 2020 and 2031. We had $697 million of NOL carryforwards available to reduce future state income taxes and have provided a valuation allowance for $421 million of those state NOL carryforwards. The state NOLs for which no valuation allowance has been provided expire between 2015 and 2031. We had $1.3 billion of NOL carryforwards available to reduce future foreign income taxes and have provided a valuation allowance for $770 million of those foreign NOL carryforwards. The majority of the foreign NOLs have no expiry; the remaining foreign NOLs expire between 2015 and 2024.

The reconciliations of the total gross amounts of UTBs (excluding interest, penalties, foreign tax credits and the federal tax benefit of state taxes related to UTBs) were as follows (in millions):

	During the years ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,415	$1,200	$975
Additions based on tax positions related to the current year	379	335	300
Additions based on tax positions related to prior years	37	96	5
Reductions for tax positions of prior years	(45)	(192)	(50)
Reductions for expiration of statute of limitations	(12)	—	—
Settlements	(2)	(24)	(30)
Balance at end of year	$1,772	$1,415	$1,200
Substantially all of the UTBs as of December 31, 2014, if recognized, would affect our effective tax rate. During the year ended December 31, 2013, we settled our examination with the Internal Revenue Service (IRS) for the years ended December 31, 2007, 2008 and 2009. During the year ended December 31, 2012, we settled examinations with various state and foreign tax authorities for prior tax years. As a result of these developments, we remeasured our UTBs accordingly. As of December 31, 2014, we believe it is reasonably possible that our gross liabilities for UTBs may decrease by approximately $70 million within the succeeding twelve months due to the resolution of state audits.
Interest and penalties related to UTBs are included in our provision for income taxes. During 2014, 2013 and 2012, we accrued approximately $35 million, $32 million and $30 million, respectively, of interest and penalties through the income tax provision in the Consolidated Statements of Income. At December 31, 2014 and 2013, accrued interest and penalties associated with UTBs totaled approximately $134 million and $99 million, respectively.
The reconciliations between the federal statutory tax rate applied to income before income taxes and our effective tax rate were as follows:

	Years ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Foreign earnings, including earnings invested indefinitely	(22.4)%	(21.3)%	(17.8)%
Credits, Puerto Rico Excise Tax	(4.4)%	(4.7)%	(5.2)%
Credits, primarily federal R&D	(1.5)%	(3.0)%	0.0%
State taxes	0.7%	0.8%	0.6%
Audit settlements (federal, state, foreign)	0.0%	(3.7)%	0.3%
Other, net	0.2%	0.4%	0.4%
Effective tax rate	7.6%	3.5%	13.3%
The effective tax rates for the years ended December 31, 2014, 2013 and 2012, are different from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States. Substantially all of the benefit from foreign earnings on our effective tax rate results from foreign income associated with the Company’s operation conducted in Puerto Rico that is subject to a tax incentive grant that expires in 2020. At December 31, 2014, the cumulative amount of these earnings was approximately $29.3 billion. If these earnings were repatriated to the United States, we would be required to accrue and pay approximately $10.5 billion of additional income taxes based on the current tax rates in effect.
Our total foreign income before income taxes was approximately $4.1 billion, $3.7 billion and $3.3 billion for the years ended December 31, 2014, 2013 and 2012, respectively.

Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. The rate was 3.75% in 2012, 2.75% in the first half of 2013 and 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
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
Income taxes paid during the years ended December 31, 2014, 2013 and 2012, totaled $269 million, $321 million and $502 million, respectively.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2009, or to California state income tax examinations for tax years ended on or before December 31, 2005. We are currently under audit by the IRS for tax years ended December 31, 2010, 2011 and 2012.
6. Earnings per share
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
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Years ended December 31,
	2014	2013	2012
Income (Numerator):
Net income for basic and diluted EPS	$5,158	$5,081	$4,345

Shares (Denominator):
Weighted-average shares for basic EPS	759	753	775
Effect of dilutive securities	11	12	12
Weighted-average shares for diluted EPS	770	765	787

Basic EPS	$6.80	$6.75	$5.61
Diluted EPS	$6.70	$6.64	$5.52
For the years ended December 31, 2014 and 2013, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant. For the year ended December 31, 2012, there were employee stock-based awards, calculated on a weighted-average basis, to acquire 6 million shares of our common stock that are not included in the computation of diluted EPS because their impact would have been anti-dilutive.
7. Collaborative arrangements
A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are both: (i) active participants in the activity; and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

From time to time, we enter into collaborative arrangements for the R&D, manufacture and/or commercialization of products and/or product candidates. These collaborations generally provide for non-refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing. Our collaboration agreements are performed with no guarantee of either technological or commercial success and each is unique in nature. Our significant arrangements are discussed below.
Pfizer Inc.
The co-promotion term of our Enbrel® collaboration agreement with Pfizer in the United States and Canada expired on October 31, 2013. Under the collaboration agreement in which we were the principal participant, Amgen and Pfizer shared in the agreed-upon selling and marketing expenses approved by a joint committee. We paid Pfizer a percentage of annual gross profits on our ENBREL sales in the United States and Canada on a scale that increased with gross profits; however, we maintained a majority share of ENBREL profits. Upon expiration of the co-promotion term, we are required to pay Pfizer residual royalties based on a declining percentage of annual net ENBREL sales in the United States and Canada for three years, ranging from 12% to 10%. The amounts of such payments are significantly less than what was owed based on the terms of the previous ENBREL profit share. Effective November 1, 2016, there will be no further royalty payments.
The aggregate net amounts due to Pfizer under this arrangement for the ENBREL profit share and the royalties on ENBREL sales after the expiration of the co-promotion term, net of their share of selling and marketing expense was $1.3 billion during each of the years ended December 31, 2013 and 2012. During the year ended December 31, 2014, royalties due to Pfizer on ENBREL sales were $509 million. These amounts are included in Selling, general and administrative expense in the Consolidated Statements of Income.
Glaxo Group Limited
On April 1, 2014, we entered into a Termination and Transition Agreement (the Transition Agreement) which terminated our collaboration with Glaxo Group Limited (Glaxo), a wholly owned subsidiary of GlaxoSmithKline plc, for the commercialization of denosumab for osteoporosis indications for all countries and regions, except for Australia. Prior to the Transition Agreement, the collaboration included the EU, Switzerland, Australia, Norway, Russia and Mexico. We continue to be in a collaboration for the commercialization of denosumab for osteoporosis indications in Australia. We share equally in the commercialization profits and losses related to the collaboration after accounting for expenses, including an amount payable to us in recognition of our discovery and development of denosumab. Glaxo is also responsible for bearing a portion of the cost of certain specified development activities.
Prior to the Transition Agreement, Amgen was the principal participant in the collaboration, and accordingly, we recorded product sales to third parties net of estimated returns, rebates and other deductions. During the years ended December 31, 2014, 2013 and 2012, product sales under the collaboration were $67 million, $219 million and $139 million, respectively. During the years end December 31, 2014, 2013 and 2012, net cost recoveries due to/from Glaxo under the collaboration agreement were not material.
AstraZeneca Plc.
We are in a collaboration with AstraZeneca Plc. (AstraZeneca) to jointly develop and commercialize certain monoclonal antibodies from Amgen's clinical inflammation portfolio, including brodalumab, AMG 139, AMG 157, AMG 181, AMG 557 and AMG 570. The agreement covers the worldwide development and commercialization of these antibodies, except for certain Asian countries for brodalumab and Japan for AMG 557 and AMG 570, which are licensed to other third parties.
Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods were funded by AstraZeneca; now, the companies share costs equally. If approved for sale, Amgen would receive a low-single-digit royalty rate for brodalumab and a mid-single-digit royalty rate for the rest of the portfolio, after which the worldwide commercialization profits and losses related to the collaboration products would be shared equally. In 2012, we received a payment of $50 million, in connection with the transfer of technology rights, which was recognized in Other revenues in the Consolidated Statement of Income. During the years ended December 31, 2014, 2013 and 2012, cost recoveries recognized for development costs were $110 million, $194 million and $28 million, respectively, which are included in Research and development expense in the Consolidated Statements of Income.
The collaboration agreement will continue in effect unless terminated in accordance with its terms.

Takeda Pharmaceutical Company Limited
In 2008, we entered into an arrangement with Takeda Pharmaceutical Company Limited (Takeda), that provided Takeda both: (i) the exclusive rights to develop and commercialize for the Japanese market up to 12 molecules, including Vectibix®, from our portfolio across a range of therapeutic areas, including oncology and inflammation (collectively the “Japanese market products”) and (ii) the right to collaborate with us on the worldwide (outside Japan) development and commercialization of our product candidate, motesanib. In 2011, we announced that the motesanib pivotal phase 3 trial (MONET1) had not met its primary objective of demonstrating an improvement in overall survival in patients with advanced non-squamous non-small cell lung cancer.
In June 2012, the parties materially modified this arrangement such that Amgen licensed all of its rights to motesanib to Takeda, which now has control over the worldwide development and commercialization of motesanib. Upon modification, we immediately recognized $230 million of the deferred revenue that related to upfront payments we received in 2008 in Other revenues in the Consolidated Statement of Income.
During the years ended December 31, 2013 and 2012, cost recoveries from Takeda were $34 million and $74 million, respectively, and are included in Research and development expense in the Consolidated Statements of Income. There were no significant cost recoveries during the year ended December 31, 2014. In addition, for the years ended December 31, 2014, 2013 and 2012, we recognized royalties on sales of Vectibix® in Japan of $17 million, $18 million and $21 million respectively, in Other revenues in the Consolidated Statements of Income.
UCB
We are in a collaboration with UCB for the development and commercialization of romosozumab. Under the agreement, we received the rights to commercialize romosozumab for all indications in the United States, Canada, Mexico and Japan. UCB has the rights for all EU members at the time of first regulatory approval, Australia and New Zealand. Prior to commercialization, countries that have not been initially designated will be designated to Amgen or UCB in accordance with the terms of the agreement.
Generally, development costs are shared equally and we will share equally in the worldwide commercialization profits and losses related to the collaboration after accounting for expenses.
The collaboration agreement will continue in effect unless terminated earlier in accordance with its terms.
During the years ended December 31, 2014, 2013 and 2012, the net costs recovered from UCB were $96 million, $66 million, and $71 million, respectively, which are included in Research and development expense in the Consolidated Statements of Income.
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

Amgen is acting as an agent under the collaboration and as such, revenue is derived by calculating net sales of Nexavar® to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs, phase 4 clinical trial costs, allocable overhead costs and certain other costs. During the year ended December 31, 2014 and the three months ended December 31, 2013, Amgen recorded a net Nexavar® collaboration profit of $324 million and $78 million, respectively which were recognized as Other revenues in the Consolidated Statements of Income. In addition, during the year ended December 31, 2014 and the three months ended December 31, 2013, net R&D expenses related to the collaboration of $40 million and $13 million, respectively, were recognized in the Consolidated Statements of Income.
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
8. Related party transactions
We own a 50% interest in K-A, a corporation formed in 1984 with Kirin Holdings Company, Limited (Kirin) for the development and commercialization of certain products based on advanced biotechnology. All of our rights to manufacture and market certain products including pegfilgrastim, granulocyte colony-stimulating factor, darbepoetin alfa, recombinant human erythropoietin and romiplostim are pursuant to exclusive licenses from K-A, which we currently market under the brand names Neulasta®, NEUPOGEN®/GRANULOKINE®, Aranesp®, EPOGEN®, and Nplate®, respectively.
We account for our interest in K-A using the equity method and include our share of K-A’s profits or losses in Selling, general and administrative expense in the Consolidated Statements of Income. Our share of K-A’s profits and losses was a profit of $30 million and losses of $6 million and $24 million, for the years ended December 31, 2014, 2013 and 2012, respectively. The carrying value of our equity method investment in K-A was approximately $0.4 billion and $0.3 billion, as of December 31, 2014 and 2013, respectively, and is included in noncurrent Other assets in the Consolidated Balance Sheets.
K-A’s revenues consist of royalty income related to its licensed technology rights. K-A receives royalty income from us, as well as from Kirin and Johnson & Johnson under separate product license contracts for certain geographic areas outside the United States. During the years ended December 31, 2014, 2013 and 2012, K-A earned royalties from us of $301 million, $272 million and $274 million, respectively. These amounts are included in Cost of sales in the Consolidated Statements of Income.
K-A’s expenses consist primarily of costs related to R&D activities conducted on its behalf by Amgen and Kirin. K-A pays Amgen and Kirin for such services at negotiated rates. During the years ended December 31, 2014, 2013 and 2012, we earned revenues from K-A of $119 million, $117 million and $115 million, respectively, for certain R&D activities performed on K-A’s behalf. These amounts are recognized as Other revenues in the Consolidated Statements of Income. We may also receive several individually immaterial milestones aggregating $85 million upon the achievement of various substantive success-based development and regulatory approval milestones contingent upon the occurrence of various future events, nearly half of which have a high degree of uncertainty of occurring. During the years ended December 31, 2014, 2013 and 2012, we recorded cost recoveries from K-A of $108 million, $218 million and $142 million, respectively, related to certain third-party costs. These amounts are included in Research and development expense in the Consolidated Statements of Income.
As of December 31, 2014 and 2013, we owed K-A $17 million and K-A owed us $22 million, respectively, which are included in Accrued liabilities and Other current assets, respectively, in the Consolidated Balance Sheets.

9. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,632	$22	$(8)	$3,646
Other government-related debt securities:
U.S.	530	1	(3)	528
Foreign and other	1,572	21	(24)	1,569
Corporate debt securities:
Financial	6,036	21	(16)	6,041
Industrial	6,394	23	(66)	6,351
Other	650	3	(4)	649
Residential mortgage-backed securities	1,708	4	(10)	1,702
Other mortgage- and asset-backed securities	1,837	—	(41)	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest-bearing securities	1,302	—	—	1,302
Total interest-bearing securities	26,665	95	(172)	26,588
Equity securities	98	48	(2)	144
Total available-for-sale investments	$26,763	$143	$(174)	$26,732

Type of security as of December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,737	$2	$(9)	$4,730
Other government-related debt securities:
U.S.	1,087	—	(8)	1,079
Foreign and other	1,574	13	(41)	1,546
Corporate debt securities:
Financial	3,667	28	(19)	3,676
Industrial	3,745	36	(21)	3,760
Other	388	4	(2)	390
Residential mortgage-backed securities	1,478	3	(21)	1,460
Other mortgage- and asset-backed securities	1,555	1	(45)	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	750	—	—	750
Total interest-bearing securities	22,347	87	(166)	22,268
Equity securities	85	10	—	95
Total available-for-sale investments	$22,432	$97	$(166)	$22,363

The fair values of available-for-sale investments by classification in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
Classification in the Consolidated Balance Sheets	2014	2013
Cash and cash equivalents	$3,293	$3,266
Marketable securities	23,295	15,596
Other assets — noncurrent	144	95
Restricted investments	—	3,406
Total available-for-sale investments	$26,732	$22,363
Cash and cash equivalents in the table above excludes cash of $438 million and $539 million as of December 31, 2014 and 2013, respectively. In 2013, $2,881 million of marketable securities, $526 million of cash and cash equivalents and $4 million of related interest receivable were reclassified to Restricted investments on our Consolidated Balance Sheet. Restricted investments in the table above excludes interest receivable of $6 million as of December 31, 2013.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

	December 31,
Contractual maturity	2014	2013
Maturing in one year or less	$4,936	$6,799
Maturing after one year through three years	6,829	4,785
Maturing after three years through five years	7,840	6,057
Maturing after five years through ten years	3,267	1,656
Maturing after ten years	218	—
Mortgage- and asset-backed securities	3,498	2,971
Total interest-bearing securities	$26,588	$22,268
For the years ended December 31, 2014, 2013 and 2012, realized gains totaled $149 million, $158 million and $186 million, respectively, and realized losses totaled $150 million, $83 million and $54 million, respectively. The cost of securities sold is based on the specific identification method.
The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$1,770	$(7)	$171	$(1)
Other government-related debt securities:
U.S.	160	—	178	(3)
Foreign and other	514	(14)	159	(10)
Corporate debt securities:
Financial	3,150	(14)	158	(2)
Industrial	3,931	(62)	222	(4)
Other	354	(4)	5	—
Residential mortgage-backed securities	614	(4)	413	(6)
Other mortgage- and asset-backed securities	1,071	(8)	561	(33)
Equity securities	78	(2)	—	—
Total	$11,642	$(115)	$1,867	$(59)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$2,362	$(9)	$—	$—
Other government-related debt securities:
U.S.	789	(8)	—	—
Foreign and other	986	(38)	39	(3)
Corporate debt securities:
Financial	1,781	(19)	—	—
Industrial	1,543	(21)	1	—
Other	182	(2)	—	—
Residential mortgage-backed securities	794	(14)	257	(7)
Other mortgage- and asset-backed securities	982	(29)	313	(16)
Total	$9,419	$(140)	$610	$(26)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of December 31, 2014 and 2013, we believe the costs basis for our available-for-sale investments were recoverable in all material aspects.
10. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2014	2013
Raw materials	$198	$217
Work in process	1,551	2,064
Finished goods	898	738
Total inventories	$2,647	$3,019
11. Property, plant and equipment
Property, plant and equipment consisted of the following (dollar amounts in millions):

		December 31,
	Useful life (in years)	2014	2013
Land	—	$398	$408
Buildings and improvements	10-40	3,612	3,467
Manufacturing equipment	8-12	1,711	2,024
Laboratory equipment	8-12	1,240	1,165
Other	3-15	4,112	4,107
Construction in progress	—	1,183	1,120
Property, plant and equipment, gross		12,256	12,291
Less accumulated depreciation and amortization		(7,033)	(6,942)
Property, plant and equipment, net		$5,223	$5,349

During the years ended December 31, 2014, 2013 and 2012, we recognized depreciation and amortization charges associated with our property, plant and equipment of $716 million, $644 million and $689 million, respectively.
12. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	During the years ended December 31,
	2014	2013
Beginning balance	$14,968	$12,662
Goodwill related to acquisitions of businesses (1)	(114)	2,397
Currency translation and other adjustments	(66)	(91)
Ending balance	$14,788	$14,968

(1)
Composed of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	December 31,
	2014			2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,826	$(4,155)	$6,671	$10,130	$(3,347)	$6,783
Licensing rights	3,236	(696)	2,540	3,241	(366)	2,875
R&D technology rights	1,167	(569)	598	1,207	(496)	711
Marketing-related rights	1,241	(512)	729	619	(366)	253
Total finite-lived intangible assets	16,470	(5,932)	10,538	15,197	(4,575)	10,622
Indefinite-lived intangible assets:
IPR&D	2,155	—	2,155	2,640	—	2,640
Total identifiable intangible assets	$18,625	$(5,932)	$12,693	$17,837	$(4,575)	$13,262
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of intangible assets acquired as part of the acquisition of Onyx (see Note 3, Business combinations), capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and upfront payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products, including licenses to filgrastim and pegfilgrastim acquired from Roche (see Note 3, Business combinations). Marketing-related intangible assets also includes $275 million paid to Glaxo during the year ended December 31, 2014, for the early termination of our agreement with them to commercialize denosumab in certain geographic areas (see Note 7, Collaborative arrangements). This transaction represents the reacquisition of a previously shared economic interest in geographic territories where we were already marketing denosumab and accordingly was accounted for as an acquisition of identifiable intangible assets.
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis®, a treatment for multiple myeloma being developed for use outside the U.S. (excluding Japan) acquired in the Onyx transaction (see Note 3, Business combinations); AMG 416, a treatment for secondary hyperparathyroidism in patients with CKD who are on dialysis, and talimogene laherparepvec, a treatment for metastatic melanoma. In December 2014, we announced that the FDA has granted approval of BLINCYTO™ (blinatumomab) for the treatment of patients with Ph- relapsed or refractory B-cell precursor ALL. As a result, the $408 million carrying value of BLINCYTO™, which we acquired in the acquisition of Micromet (see Note 3, Business combinations), was reclassified from IPR&D to Developed product technology rights during the fourth quarter of 2014, and is being amortized over its estimated useful life. In addition, during the year ended December 31, 2014, we recorded an impairment charge of $46 million for an IPR&D outlicensing program acquired in the acquisition of Micromet (see Note 3, Business combinations).
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
During the years ended December 31, 2014, 2013 and 2012, we recognized amortization charges associated with our finite-lived intangible assets, included primarily in Cost of sales in the Consolidated Statements of Income, of $1,376 million, $642 million and $397 million, respectively. The total estimated amortization for each of the next five years for our intangible assets is $1.4 billion, $1.3 billion, $1.2 billion, $1.0 billion and $957 million in 2015, 2016, 2017, 2018 and 2019, respectively.
13. Accrued liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2014	2013
Sales deductions	$1,379	$1,248
Employee compensation and benefits	920	1,003
Clinical development costs	445	522
Dividends payable	601	460
Sales returns reserve	361	295
Other	1,590	1,127
Total accrued liabilities	$5,296	$4,655

14. Financing arrangements
The carrying values and the fixed contractual coupon rates of our long-term borrowings were as follows (in millions):

	December 31,
	2014	2013
1.875% notes due 2014 (1.875% 2014 Notes)	$—	$1,000
4.85% notes due 2014 (4.85% 2014 Notes)	—	1,000
2.30% notes due 2016 (2.30% 2016 Notes)	749	749
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	999
Floating Rate Notes due 2017	600	—
1.25% notes due 2017 (1.25% 2017 Notes)	849	—
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,248
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,099
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Master Repurchase Agreement obligation due 2018	—	3,100
Term Loan due 2018	4,375	4,875
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	668	751
Floating Rate Notes due 2019	250	—
2.20% notes due 2019 (2.20% 2019 Notes)	1,398	—
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	814	925
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,747	1,746
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
3.625% notes due 2024 (3.625% 2024 Notes)	1,398	—
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	735	781
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,076	1,144
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,245	1,244
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	100	105
Total debt	30,715	32,128
Less current portion	(500)	(2,505)
Total noncurrent debt	$30,215	$29,623
Debt repayments
During the year ended December 31, 2014, we repaid $5.6 billion of debt, including the Master Repurchase Agreement, the 1.875% 2014 Notes, the 4.85% 2014 Notes, $500 million of principal on our Term Loan Credit Facility and $5 million of Other notes. During the year ended December 31, 2013, our 0.375% 2013 Convertible Notes matured/converted, and the $2.5 billion principal amount was settled in cash. We also repaid $742 million of convertible debt assumed in the acquisition of Onyx, $125 million of principal on our Term Loan Credit Facility and $4 million of Other notes. During the year ended December 31, 2012, we repaid $123 million of Other notes.

Debt issuances
We issued debt and debt securities in various offerings during the three years ended December 31, 2014, including:

•
In 2014, we issued $4.5 billion aggregate principal amount of notes, comprised of the Floating Rate Notes due 2017, the 1.25% 2017 Notes, the Floating Rate Notes due 2019, the 2.20% 2019 Notes and the 3.625% 2024 Notes. The Floating Rate Notes due in 2017 and 2019 bear interest equal to three-month London Interbank Offered Rates (LIBOR) plus 0.38% and three-month LIBOR plus 0.60%, respectively, and are not subject to redemption at our option. The fixed rate notes that were issued may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and, except as discussed below, a make-whole amount, as defined. The 2.20% 2019 Notes and 3.625% 2024 Notes may be redeemed without payment of a make-whole amount if they are redeemed on or after one month or three months, respectively, prior to their maturity dates. In the event of a change-in-control triggering event, as defined, we may be required to purchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest.

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

Debt issuance costs incurred in connection with these debt issuances in 2014, 2013 and 2012 totaled $18 million, $46 million and $25 million, respectively. These debt issuance costs are being amortized over the respective lives of the debt, and the related charge is included in Interest expense, net, in the Consolidated Statements of Income.
All of our notes, other than our Floating Rate Notes and Other notes, may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued interest and, except for specified time periods described above regarding the 2.20% 2019 Notes and 3.625% 2024 Notes, a make-whole amount, as defined. In addition, except with respect to our Other notes, in the event of a change-in-control triggering event, as defined, we may be required to purchase for cash all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued interest.
Master Repurchase Agreement
We entered into a Master Repurchase Agreement (Repurchase Agreement) pursuant to which Amgen sold 34,097 Class A preferred shares of one of its wholly-owned subsidiaries, ATL Holdings, on September 30, 2013. Pursuant to the Repurchase Agreement, we were obligated to repurchase the Class A preferred shares from the counterparties for the aggregate sale price of $3.1 billion, plus any accrued and unpaid payment obligations, no later than September 28, 2018. On May 22, 2014, we repurchased the shares for the aggregate sale price. While outstanding, we were obligated to make payments to the counterparties based on the sale price of the preferred shares at a floating interest rate based on the LIBOR plus 1.1%. The obligation to repurchase the preferred shares was accounted for as Long-term debt on our Consolidated Balance Sheet.
Term Loan
On October 1, 2013, we borrowed $5.0 billion under a Term Loan Credit Facility which bears interest at a floating rate based on LIBOR plus additional interest, initially 1%, which can vary based on the credit ratings assigned to our long-term debt by Standard & Poor’s Financial Services LLC (S&P) and Moody’s Investor Service, Inc. (Moody’s). A total of $125 million of the principal amount of the loan is to be repaid at the end of each quarter, with the balance due on October 1, 2018. The outstanding balance of this loan may be prepaid in whole or in part at any time without penalty. This credit facility includes the same financial covenant as our revolving credit facility with respect to our level of borrowings in relation to our equity, as defined.
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
Because these convertible notes were cash settleable, their debt and equity components were bifurcated and accounted for separately. The discounted carrying value of the debt component resulting from the bifurcation was accreted back to the principal amount over the period the notes were outstanding, resulting in the recognition of non-cash interest expense. The total aggregate amount repaid, including the amount related to the debt discount, is included in Cash flows from financing activities in the Consolidated Statement of Cash Flows. After giving effect to this bifurcation, the effective interest rate on the 0.375% 2013 Convertible Notes was 6.35%. For the years ended December 31, 2013 and 2012, total interest expenses for the 0.375% 2013 Convertibles Notes were $13 million and $151 million, respectively, including non-cash interest expenses of $12 million and $142 million, respectively. The carrying amount of the equity component of this debt remains at $829 million.
Other notes
Other notes include our notes due in 2097 with a carrying value of $100 million and debt assumed in the acquisition of MN which totaled $5 million at December 31, 2013.
Interest rate swaps
To achieve a desired mix of fixed and floating interest rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating LIBOR-based coupon over the life of the respective note. These interest rate swap contracts qualified and are designated as fair value hedges. As of December 31, 2014, we had $6.65 billion notional amount of interest rate swap contracts outstanding, including $2.25 billion and $4.4 billion notional amounts of contracts which were entered into during the years ended December 31, 2014 and 2013, respectively. The effective interest rates on these notes after giving effect to the related interest rate swap contracts and the related notional amounts of the contracts were as follows as of December 31, 2014 (dollar amounts in millions):

Originating during year ended December 31, 2014
Notes	Effective interest rate	Notional amount
1.25% 2017 Notes	LIBOR + 0.4%	$850
2.20% 2019 Notes	LIBOR + 0.6%	1,400
		$2,250

Originating during year ended December 31, 2013
Notes	Effective interest rate	Notional amount
3.45% 2020 Notes	LIBOR + 1.1%	$900
4.10% 2021 Notes	LIBOR + 1.7%	1,000
3.875% 2021 Notes	LIBOR + 2.0%	1,750
3.625% 2022 Notes	LIBOR + 1.6%	750
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
Shelf registration statements and other facilities
As of December 31, 2014, we have a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working capital needs. At December 31, 2014 and 2013, we had no amounts outstanding under our commercial paper program.
In July 2014, we entered into a $2.5 billion syndicated, unsecured, revolving credit agreement which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. This agreement amended and restated our previous revolving credit agreement on substantially similar terms. The commitments under the revolving credit agreement may be increased by up to $500 million with the agreement of the banks. Each bank which is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.1% based on our current credit rating. Generally, we would be charged interest at LIBOR plus 0.9% for any amounts borrowed under this facility. As of December 31, 2014 and 2013, no amounts were outstanding under this facility.
In February 2014, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depository shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depository shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2017.
In 1997, we established a $400 million medium-term note program under which medium-term debt securities may be offered from time to time with terms to be determined at the time of issuance. As of December 31, 2014 and 2013, no securities were outstanding under this medium-term note program.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each include a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of December 31, 2014.
Contractual maturities of long-term debt obligations
The aggregate contractual maturities of all long-term debt obligations due subsequent to December 31, 2014, are as follows (in millions):

Maturity date	Amount
2015	$500
2016	2,250
2017	4,300
2018	4,045
2019	3,467
Thereafter	16,230
Total	$30,792
Interest costs
Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net, for the years ended December 31, 2014, 2013 and 2012, was $1.1 billion, $1.0 billion and $1.1 billion, respectively. Interest costs capitalized for the years ended December 31, 2014, 2013 and 2012, were $18 million, $18 million and $26 million, respectively. Interest paid, including the ongoing impact and settlements of interest rate and cross currency swaps, during the years ended December 31, 2014, 2013 and 2012, totaled $1.1 billion, $1.1 billion and $0.5 billion, respectively.

15. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	During the years ended December 31,
	2014		2013		2012
	Shares	Dollars	Shares	Dollars	Shares	Dollars
First quarter	—	$—	9.1	$771	21.0	$1,429
Second quarter	—	—	—	—	17.4	1,203
Third quarter	—	—	—	—	9.7	797
Fourth quarter	0.9	153	—	—	14.2	1,233
Total stock repurchases	0.9	$153	9.1	$771	62.3	$4,662
In October 2014, our Board of Directors approved an increase in the stock repurchase authorization that resulted in $4.0 billion available under our stock repurchase program. As of December 31, 2014, $3.8 billion remained available under our stock repurchase program.
Dividends
On each of December 15, 2011, and March 15, July 19 and October 10, 2012, the Board of Directors declared quarterly cash dividends of $0.36 per share of common stock, which were paid on March 7, June 7, September 7 and December 7, 2012, respectively. On each of December 13, 2012, March 6, July 26, and October 16, 2013, the Board of Directors declared quarterly cash dividends of $0.47 per share of common stock, which were paid on March 7, June 7, September 6, and December 6, 2013, respectively. On each of December 13, 2013, March 5, July 25 and October 17, 2014, the Board of Directors declared quarterly cash dividends of $0.61 per share of common stock, which were paid on March 7, June 6, September 5, and December 5, 2014, respectively.
Additionally, on December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which will be paid on March 6, 2015, to all stockholders of record as of the close of business on February 12, 2015.

Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2011	$21	$43	$120	$(13)	$171
Foreign currency translation adjustments	(13)	—	—	—	(13)
Unrealized gains (losses)	—	15	233	(1)	247
Reclassification adjustments to income	—	(134)	(132)	—	(266)
Income taxes	4	41	(38)	—	7
Balance as of December 31, 2012	12	(35)	183	(14)	146
Foreign currency translation adjustments	(71)	—	—	—	(71)
Unrealized gains (losses)	—	88	(284)	(1)	(197)
Reclassification adjustments to income	—	(85)	(75)	—	(160)
Other	—	—	—	(2)	(2)
Income taxes	(9)	(1)	133	—	123
Balance as of December 31, 2013	(68)	(33)	(43)	(17)	(161)
Foreign currency translation adjustments	(218)	—	—	—	(218)
Unrealized gains	—	298	37	1	336
Reclassification adjustments to income	—	203	1	—	204
Other	—	—	—	1	1
Income taxes	22	(178)	(14)	—	(170)
Balance as of December 31, 2014	$(264)	$290	$(19)	$(15)	$(8)
Income tax expenses/benefits for unrealized gains and losses and the related reclassification adjustments to income for cash flow hedges were a $104 million expense and $74 million expense in 2014, a $34 million expense and $33 million benefit in 2013 and a $8 million expense and $49 million benefit in 2012, respectively. Income tax expenses/benefits for unrealized gains and losses and the related reclassification adjustments to income for available-for-sale securities were a $14 million expense and $0 million for 2014, a $105 million benefit and $28 million benefit in 2013 and a $87 million expense and $49 million benefit in 2012, respectively.
The reclassifications out of AOCI to earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Year ended December 31, 2014	Year ended December 31, 2013	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$28	$4	Product sales
Cross-currency swap contract (losses) gains	(230)	82	Interest and other income, net
Forward interest rate contract losses	(1)	(1)	Interest expense, net
	(203)	85	Total before income tax
	74	(33)	Tax benefit (expense)
	$(129)	$52	Net of taxes
Available-for-sale securities:
Net realized (losses) gains	$(1)	$75	Interest and other income, net
	—	(28)	Tax expense
	$(1)	$47	Net of taxes

Other
In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value. As of December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.
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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

Fair value measurement as of December 31, 2014, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,646	$—	$—	$3,646
Other government-related debt securities:
U.S.	—	528	—	528
Foreign and other	—	1,569	—	1,569
Corporate debt securities:
Financial	—	6,041	—	6,041
Industrial	—	6,351	—	6,351
Other	—	649	—	649
Residential mortgage-backed securities	—	1,702	—	1,702
Other mortgage- and asset-backed securities	—	1,796	—	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest bearing securities	—	1,302	—	1,302
Equity securities	144	—	—	144
Derivatives:
Foreign currency contracts	—	360	—	360
Cross-currency swap contracts	—	32	—	32
Interest rate swap contracts	—	46	—	46
Total assets	$6,794	$20,376	$—	$27,170
Liabilities:
Derivatives:
Foreign currency contracts	$—	$4	$—	$4
Cross-currency swap contracts	—	12	—	12
Interest rate swap contracts	—	26	—	26
Contingent consideration obligations in connection with a business combination	—	—	215	215
Total liabilities	$—	$42	$215	$257

Fair value measurement as of December 31, 2013, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,730	$—	$—	$4,730
Other government-related debt securities:
U.S.	—	1,079	—	1,079
Foreign and other	—	1,546	—	1,546
Corporate debt securities:
Financial	—	3,676	—	3,676
Industrial	—	3,760	—	3,760
Other	—	390	—	390
Residential mortgage-backed securities	—	1,460	—	1,460
Other mortgage- and asset-backed securities	—	1,511	—	1,511
Money market mutual funds	3,366	—	—	3,366
Other short-term interest-bearing securities	—	750	—	750
Equity securities	95	—	—	95
Derivatives:
Foreign currency contracts	—	53	—	53
Cross-currency swap contracts	—	193	—	193
Total assets	$8,191	$14,418	$—	$22,609
Liabilities:
Derivatives:
Foreign currency contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	161	—	161
Contingent consideration obligations in connection with business combinations	—	—	595	595
Total liabilities	$—	$272	$595	$867
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A or equivalent by S&P, Moody's or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of BBB+ or equivalent by S&P or Moody's and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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
The changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	During the years ended December 31,
	2014	2013
Beginning balance	$595	$221
Additions from Onyx acquisition	—	261
Net changes in valuation	(30)	113
Agreement with former Proteolix, Inc. shareholders	(225)	—
Payment to former BioVex Group, Inc. shareholders	(125)	—
Ending balance	$215	$595
As a result of our acquisition of BioVex Group, Inc. (BioVex) in March 2011, we were obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition. In July 2014, we submitted a Biologics License Application in the United States for regionally and distantly metastatic melanoma. In September 2014, we submitted a MAA to the EMA for the treatment of adults with regionally and distantly metastatic melanoma. As a result of the U.S. filing, we made a milestone payment of $125 million to the former BioVex shareholders during the fourth quarter of 2014. The remaining potential milestone payments include: (i) $125 million upon the first commercial sale in the United States following receipt of marketing approval for use of the product in specified patient populations, (ii) $125 million upon achievement of an agreed level of worldwide sales within a specified period of time and (iii) up to $200 million of additional consideration of varying amounts upon achievement of certain other regulatory and sales-related milestones.
We estimate the fair values of the obligations to the former shareholders of BioVex by using a combination of probability-adjusted discounted cash flows, option pricing techniques and a simulation model of expected annual sales. As a result of our quarterly review of the key assumptions during the years ended December 31, 2014 and 2013, the estimated aggregate fair value of the contingent consideration obligations increased by $6 million and $113 million in the years ended December 31, 2014 and 2013, respectively.
We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. These contingent consideration obligations were comprised of two separate milestone payments of $150 million each payable if Kyprolis® received specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the EMA. See Note 3, Business combinations. In December 2014, we renegotiated the terms of these milestones and settled the contingent consideration obligations with the former shareholders of Proteolix, Inc. by agreeing to make a single payment of $225 million, which is currently expected to occur during the first quarter of 2015. Accordingly, this amount is shown as a deduction in the table above as there are no longer contingencies regarding the amounts of the obligations. We estimated the fair values of these contingent obligations each quarter by reviewing the key assumptions underlying the probability-adjusted discounted cash flows. During the year ended December 31, 2014, the fair value of these obligations decreased by $36 million. There was no significant change in the fair value of these contingent consideration obligations from the date of our acquisition of Onyx to December 31, 2013.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the years ended December 31, 2014 and 2013, of assets and liabilities that are not measured at fair value on a recurring basis, except as discussed in Note 3, Business combinations, regarding the impairments of intangible assets, and Note 2, Restructuring and other cost savings initiatives.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of December 31, 2014 and 2013, the aggregate fair values of our long-term debt were $33.6 billion and $33.5 billion, respectively, and the carrying values were $30.7 billion and $32.1 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of December 31, 2014, 2013 and 2012, we had open foreign currency forward contracts with notional amounts of $3.8 billion, $4.0 billion and $3.7 billion, respectively, and open foreign currency option contracts with notional amounts of $271 million, $516 million and $200 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps are as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amount	Interest rate	Notional amount	Interest rate
2.125% 2019 euro Notes	€675	2.125%	$864	2.6%
5.50% 2026 pound sterling Notes	£475	5.50%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.00%	$1,111	4.5%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on such contracts, which are designated as cash flow hedges, are reported in AOCI in the Consolidated Balance Sheets and amortized into earnings over the lives of the associated debt issuances.
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Years ended December 31,
Derivatives in cash flow hedging relationships	2014	2013	2012
Foreign currency contracts	$452	$(44)	$(63)
Cross-currency swap contracts	(154)	132	85
Forward interest rate contracts	—	—	(7)
Total	$298	$88	$15
The locations in the Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Years ended December 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2014	2013	2012
Foreign currency contracts	Product sales	$28	$4	$74
Cross-currency swap contracts	Interest and other income, net	(230)	82	61
Forward interest rate contracts	Interest expense, net	(1)	(1)	(1)
Total		$(203)	$85	$134
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $161 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. During the year ended December 31, 2014, we entered into interest rate swap contracts with an aggregate notional amount of $2.25 billion with respect to our 1.25% 2017 Notes and our 2.20% 2019 Notes. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 0.6%. During the year ended December 31, 2013, we entered into interest rate swap contracts with an aggregate notional amount of $4.4 billion with respect to our 3.45% 2020 Notes, 4.10% 2021 Notes, 3.875% 2021 Notes and 3.625% 2022 Notes. The contracts have rates that range from three-month LIBOR plus 1.1% to three-month LIBOR plus 2.0%.
In addition, we previously had interest rate swap contracts outstanding with an aggregate notional amount of $3.6 billion with respect to our 4.85% 2014 Notes, 5.85% 2017 Notes, 6.15% 2018 Notes and 5.70% 2019 Notes with rates that ranged from LIBOR 0.3% to LIBOR plus 2.6%. Due to historically low interest rates, in May 2012 we terminated all of these contracts resulting in the receipt of $397 million from the counterparties, which was included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows. This amount is being recognized in Interest expense, net, in the Consolidated Statements of Income over the remaining lives of the related debt issuances.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. During the years ended December 31, 2014 and 2012, we included the unrealized losses on the hedged debt of $181 million and $20 million, respectively, in the same line item, Interest expense, net, in the Consolidated Statements of Income, as the offsetting unrealized gains of $181 million and $20 million, respectively, on the related interest rate swap agreements. During the year ended December 31, 2013 we included the unrealized gains on the hedged debt of $161 million in the same line item, Interest expense, net, in the Consolidated Statement of Income, as the offsetting unrealized losses of $161 million on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of December 31, 2014, 2013 and 2012, the total notional amounts of these foreign currency forward contracts were $875 million, $999 million and $629 million, respectively.
The location in the Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Years ended December 31,
Derivatives not designated as hedging instruments	Statements of Income location	2014	2013	2012
Foreign currency contracts	Interest and other income, net	$(10)	$15	$19

The fair values of derivatives included in the Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
December 31, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$32	Accrued liabilities/ Other noncurrent liabilities	$12
Foreign currency contracts	Other current assets/ Other noncurrent assets	356	Accrued liabilities/ Other noncurrent liabilities	—
Interest rate swap contracts	Other current assets/ Other noncurrent assets	46	Accrued liabilities/ Other noncurrent liabilities	26
Total derivatives designated as hedging instruments		434		38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	4	Accrued liabilities	4
Total derivatives not designated as hedging instruments		4		4
Total derivatives		$438		$42
	Derivative assets		Derivative liabilities
December 31, 2013	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$193	Accrued liabilities/ Other noncurrent liabilities	$4
Foreign currency contracts	Other current assets/ Other noncurrent assets	53	Accrued liabilities/ Other noncurrent liabilities	104
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	161
Total derivatives designated as hedging instruments		246		269
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	3
Total derivatives not designated as hedging instruments		—		3
Total derivatives		$246		$272
Our derivative contracts that were in liability positions as of December 31, 2014, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.

The cash flow effects of our derivative contracts for the three years ended December 31, 2014, are included within Net cash provided by operating activities in the Consolidated Statements of Cash Flows.
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
Certain of our legal proceedings and other matters are discussed below:
Sandoz Patent Litigation
On June 24, 2013, Sandoz, Inc. filed suit in the U.S. District Court for the Northern District of California (the California Northern District Court) against Amgen and Roche. Sandoz's complaint alleges that Sandoz has initiated a phase 3 clinical study of an etanercept product in patients with moderate to severe chronic plaque-type psoriasis, and that Sandoz intends to seek FDA regulatory approval to market and sell etanercept in the United States upon completion of the clinical trial. Sandoz seeks a declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent Nos. 8,063,182 and 8,163,522. These patents are owned by Roche, and Amgen holds an exclusive license to these patents. The '182 and '522 patents expire in November 2028 and April 2029, respectively. On defendants’ motion, the California Northern District Court entered judgment dismissing the case for lack of subject matter jurisdiction on November 19, 2013. On December 12, 2013, Sandoz appealed the dismissal to the U.S. Court of Appeals for the Federal Circuit. On December 5, 2014, the appellate court affirmed the California Northern District Court’s dismissal of Sandoz’s complaint.
Sanofi/Regeneron Patent Litigation
On October 17, 2014, Amgen filed a lawsuit in the U.S. District Court of Delaware (the Delaware District Court) against Sanofi, Aventisub LLC, formerly doing business as Aventis Pharmaceuticals Inc. (collectively Sanofi), and Regeneron Pharmaceuticals, Inc. (Regeneron) for patent infringement of U.S. Patent Nos. 8,563,698, 8,829,165 and 8,859,741. On October 28, 2014, November 11, 2014, and November 17, 2014, Amgen filed related patent infringement lawsuits in the same court against Sanofi and Regeneron on newly issued U.S. Patent Nos. 8,871,913 and 8,871,914, U.S. Patent No. 8,883,983 and U.S. Patent No. 8,889,834, respectively. These seven patents, which are owned by Amgen, describe and claim monoclonal antibodies to proprotein convertase subtilisin/kexin type 9 (PCSK9). By its complaints, Amgen seeks an injunction to prevent the infringing manufacture, use and sale of Sanofi and Regeneron's alirocumab, a monoclonal antibody targeting PCSK9. On December 15, 2014, Sanofi and Regeneron filed their answer and, on that same day, the Delaware District Court consolidated these lawsuits into a single case.
Sandoz Filgrastim Litigation
On October 24, 2014, Amgen Inc. and Amgen Manufacturing, Limited (collectively Amgen) filed a lawsuit in the California Northern District Court against Sandoz Inc., Sandoz International GmbH and Sandoz GmbH (collectively Sandoz) for unfair competition under California Business & Professions Code § 17200, conversion under California common law and infringement of U.S. Patent No. 6,162,427. The lawsuit stems from Sandoz filing an application for FDA licensure of a filgrastim product as biosimilar to NEUPOGEN® under the Biologics Price Competition and Innovation Act (BPCIA), while having deliberately failed to comply with the BPCIA’s disclosure requirement to Amgen as the reference product sponsor. By its complaint, Amgen seeks, amongst other remedies, an injunction to cease Sandoz’s unauthorized reliance on Amgen’s biological license for filgrastim, including an order compelling Sandoz to suspend FDA review of their application until there is restitution for its non-compliance with the BPCIA, an injunction to prevent Sandoz from commercially marketing the biosimilar product until Amgen is restored to the position it would have been in had Sandoz met their obligations under the BPCIA and an injunction to prevent Sandoz from infringing, or inducing any infringing use of, filgrastim. On November 20, 2014, Sandoz Inc. filed its answer to the complaint. On January 6, 2015, Amgen filed a motion for partial judgment on the pleadings, and on January 23, 2015, Sandoz filed a cross-motion for judgment on the pleadings. On February 5, 2015, Amgen filed a motion for a preliminary injunction. A hearing on these three motions has been set for March 13, 2015.
Onyx Litigation
Between August 28, 2013 and September 16, 2013, nine plaintiffs filed purported class action lawsuits against Onyx, its directors, Amgen and Arena Acquisition Company (Arena), and unnamed “John Doe” defendants in connection with Amgen’s acquisition of Onyx. Seven of those purported class actions were brought in the Superior Court of the State of California for the County of San Mateo, captioned Lawrence I. Silverstein and Phil Rosen v. Onyx Pharmaceuticals, Inc., et al. (August 28, 2013) (“Silverstein”), Laura Robinson v. Onyx Pharmaceuticals, Inc., et al. (originally filed in the Superior Court for the County of San Francisco on August 28, 2013, and re-filed in the Superior Court for the County of San Mateo on August 29, 2013) (“Robinson”), John Solak v. Onyx Pharmaceuticals, Inc., et al. (August 30, 2013), Louisiana Municipal Police Employees’ Retirement System and Hubert Chow v. Onyx Pharmaceuticals, Inc., et al. (September 3, 2013) (“Louisiana Municipal”), Laurine Jonopulos v. Onyx Pharmaceuticals, Inc., et al. (September 4, 2013) (“Jonopulos”), Clifford G. Martin v. Onyx Pharmaceuticals, Inc., et al. (September 9, 2013) (“Martin”) and Merrill L. Magowan v. Onyx Pharmaceuticals, Inc. et al. (September 9, 2013) (“Magowan”). The eighth and ninth purported class actions were brought in the Court of Chancery of the State of Delaware, captioned Mark D. Smilow, IRA v. Onyx Pharmaceuticals Inc., et al. (August 29, 2013) and William L. Fitzpatric v. Onyx Pharmaceuticals, Inc., et al. (September 16, 2013) (“Fitzpatric”). On September 5, 2013, the plaintiff in the John Solak case filed a request for dismissal of the case without prejudice. On September 10, 2013, the plaintiff in the Mark D. Smilow, IRA case filed a notice and proposed order of voluntary dismissal of the case without prejudice. On September 10, 2013, plaintiffs in the Silverstein and Louisiana Municipal cases filed an amended complaint alleging substantially the same claims and seeking substantially the same relief as in their individual purported class action lawsuits. Each of the lawsuits alleges that the Onyx director defendants breached their fiduciary duties to Onyx shareholders, and that the other defendants aided and abetted such breaches, by seeking to sell Onyx through an allegedly unfair process and for an unfair price and on unfair terms. The Magowan and Fitzpatric complaints and the amended complaint filed in the Silverstein and Louisiana Municipal cases also alleged that the individual defendants breached their fiduciary duties with respect to the contents of the tender offer solicitation material. Each of the lawsuits sought, among other things, rescission of the merger agreement and attorneys’ fees and costs, and certain of the lawsuits sought other relief. The Silverstein, Robinson, Louisiana Municipal and Jonopulos cases were designated as “complex” and assigned to the Honorable Marie S. Weiner, who subsequently entered an order consolidating the Silverstein, Robinson, Louisiana Municipal, Jonopulos, Martin and Magowan cases (the Consolidated Cases). On October 31, 2013, the plaintiffs in the Consolidated Cases filed a consolidated class action complaint seeking certification of a class and alleging breach of fiduciary duties of loyalty and good faith against the Onyx directors and aiding and abetting breach of fiduciary duties against Onyx. The complaint sought certification of a class of all Onyx shareholders, damages (including pre- and post-judgment interest), attorneys’ fees and expenses plus other relief. The plaintiffs in the Consolidated Cases simultaneously filed a notice of dismissal without prejudice of Amgen and Arena. Onyx and the Onyx directors filed demurrers to the consolidated class action complaint on November 22, 2013. Following a January 3, 2014 hearing, on January 9, 2014, the court entered an order overruling the demurrer on the breach of fiduciary duty of loyalty and good faith against the Onyx directors and sustained the demurrer without leave to amend against Onyx. On March 21, 2014, plaintiff Phil Rosen filed a motion seeking to certify a class and to be designated class representative, and on January 30, 2015, the court granted class certification and appointed Mr. Rosen as class representative in the Consolidated Cases.
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
On April 14, 2014, the California Central District Court entered an order allowing plaintiffs leave to file a second consolidated amended class action complaint in this securities class action lawsuit. While the new complaint was filed under seal, like the first consolidated class action complaint the new complaint alleges that the Federal Defendants made false statements that resulted in: (i) deceiving the investing public regarding Amgen's prospects and business; (ii) artificially inflating the prices of Amgen's publicly traded securities and (iii) causing plaintiff and other members of the class to purchase Amgen publicly traded securities at inflated prices. In addition, like the first consolidated class action complaint, the new complaint makes off-label marketing allegations that, throughout the class period, the Federal Defendants improperly marketed Aranesp® and EPOGEN® for off-label uses while aware that there were alleged safety signals with these products. The named defendants have not changed and the alleged class period remains the same. Plaintiffs continue to seek compensatory damages, legal fees and other relief deemed proper.
On May 5, 2014, plaintiffs filed an unsealed, redacted version of their second consolidated amended complaint. On May 13, 2014, the Federal Defendants filed a motion to dismiss that complaint. On August 4, 2014, the court issued an order granting the Federal Defendants’ motion to dismiss with respect to certain of the misrepresentations alleged in the complaint and otherwise denying the motion to dismiss. Following the court’s order, the complaint continues to allege that the Federal Defendants made false statements that resulted in: (i) deceiving the investing public regarding Amgen's prospects and business; (ii) artificially inflating the prices of Amgen's publicly traded securities; and (iii) causing plaintiff and other members of the class to purchase Amgen publicly traded securities at inflated prices. The complaint also continues to make off-label marketing allegations that, throughout the class period, the Federal Defendants improperly marketed Aranesp® and EPOGEN® for off-label uses while aware that there were alleged safety signals with these products. The named defendants have not changed and the alleged class period remains the same.
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
ERISA Litigation
On August 20, 2007, the Employee Retirement Income Security Act (ERISA) class action lawsuit of Harris v. Amgen Inc., et al., was filed in the California Central District Court and named Amgen Inc., Kevin W. Sharer, Frank J. Biondi, Jr., Jerry Choate, Frank C. Herringer, Gilbert S. Omenn, David Baltimore, Judith C. Pelham, Frederick W. Gluck, Leonard D. Schaeffer, Jacqueline Allred, Raul Cermeno, Jackie Crouse, Lori Johnston, Michael Kelly and Charles Bell as defendants. Plaintiffs claim that Amgen and the individual defendants breached their fiduciary duties and their duty of loyalty by continuing to offer the Amgen stock fund as an investment option in the Amgen Retirement and Savings Plan and the Retirement and Savings Plan for Amgen Manufacturing Limited (the Plans) despite the alleged off-label promotion of both Aranesp® and EPOGEN® and despite a number of allegedly undisclosed study results that allegedly demonstrated safety concerns in patients using ESAs. Plaintiffs also allege that defendants breached their obligations under ERISA by not disclosing to plan participants the alleged off-label marketing and study results. On February 4, 2008, the California Central District Court dismissed the complaint with prejudice as to plaintiff Harris, who had filed claims against Amgen Inc. The claims alleged by the second plaintiff, Ramos, were also dismissed but the court granted the plaintiff leave to amend his complaint. On February 1, 2008, the plaintiffs appealed the decision by the California Central District Court to dismiss the claims of both plaintiffs Harris and Ramos to the Ninth Circuit Court. On May 19, 2008, plaintiff Ramos in the Harris v. Amgen Inc., et al., action filed another lawsuit captioned Ramos v. Amgen Inc., et al., in the California Central District Court. The lawsuit is another ERISA class action. The Ramos v. Amgen Inc., et al., matter names the same defendants in the Harris v. Amgen Inc., et al., matter plus four new defendants: Amgen Manufacturing Limited, Richard Nanula, Dennis Fenton and the Fiduciary Committee of the Plans. On July 14, 2009, the Ninth Circuit Court reversed the California Central District Court's decision in the Harris matter and remanded the case back to the California Central District Court. In the meantime, a third ERISA class action was filed by Don Hanks on June 2, 2009 in the California Central District Court alleging the same ERISA violations as in the Harris and Ramos lawsuits.
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
On June 30, 2014, the U.S. Supreme Court granted the petition for certiorari filed by Amgen and the other named defendants, vacated the judgment of the Ninth Circuit Court and remanded this case to the Ninth Circuit Court for reconsideration in light of the U.S. Supreme Court’s decision in Fifth Third Bancorp v. Dudenhoeffer, decided June 25, 2014. In Fifth Third, the U.S. Supreme Court held that no presumption of prudence exists for employee stock ownership plan fiduciaries regardless of plan language and the court provided general guidance as to what factors courts should consider when assessing whether plan fiduciaries breached their duty of prudence owed to plan participants. On October 23, 2014, the Ninth Circuit Court reaffirmed its earlier decision of June 4, 2013. On November 13, 2014, Amgen filed a petition for rehearing en banc with the Ninth Circuit Court.
Commitments
We lease certain facilities and equipment related primarily to administrative, R&D, sales and marketing activities under non-cancelable operating leases that expire through 2032. The following table summarizes the minimum future rental commitments under non-cancelable operating leases as of December 31, 2014 (in millions):

2015	$135
2016	168
2017	155
2018	143
2019	139
Thereafter	294
Total minimum operating lease commitments	$1,034
Included in the table above are future rental commitments for abandoned leases in the amount of $272 million. There were no material charges for lease abandonments related to the restructuring plan that commenced in 2014 (see Note 2, Restructuring and other cost saving initiatives). Rental expense on operating leases for the years ended December 31, 2014, 2013 and 2012, was $126 million, $125 million and $117 million, respectively.

19. Segment information
We operate in one business segment—human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Enterprise-wide disclosures about product sales; revenues and long-lived assets by geographic area; and revenues from major customers are presented below.
Revenues
Revenues were as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Product sales:
Neulasta®	$4,596	$4,392	$4,092
NEUPOGEN®	1,159	1,398	1,260
ENBREL	4,688	4,551	4,236
XGEVA®	1,221	1,019	748
Prolia®	1,030	744	472
EPOGEN®	2,031	1,953	1,941
Aranesp®	1,930	1,911	2,040
Sensipar®/Mimpara®	1,158	1,089	950
Vectibix®	505	389	359
Nplate®	469	427	368
Kyprolis®	331	73	—
BLINCYTO™	3	—	—
Other	206	246	173
Total product sales	19,327	18,192	16,639
Other revenues	736	484	626
Total revenues	$20,063	$18,676	$17,265
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
Certain geographic information with respect to revenues and long-lived assets (consisting of property, plant and equipment) was as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Revenues:
United States	$15,396	$14,480	$13,415
Rest of the world (ROW)	4,667	4,196	3,850
Total revenues	$20,063	$18,676	$17,265

	December 31,
	2014	2013
Long-lived assets:
United States	$2,544	$2,772
Puerto Rico	1,771	1,822
ROW	908	755
Total long-lived assets	$5,223	$5,349
Major customers
In the United States, we sell primarily to pharmaceutical wholesale distributors. We utilize those wholesale distributors as the principal means of distributing our products to healthcare providers. Outside the United States, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country. We monitor the financial condition of our larger customers, and we limit our credit exposure by setting credit limits and, for certain circumstances, requiring letters of credit.
We had product sales to three customers each accounting for more than 10% of total revenues for each of the years ended December 31, 2014, 2013 and 2012. For 2014, on a combined basis, these customers accounted for 77% and 94% of worldwide gross revenues and U.S. gross product sales, respectively, as noted in the following table. Certain information with respect to these customers was as follows (dollar amounts in millions):

	Years ended December 31,
	2014	2013	2012
AmerisourceBergen Corporation:
Gross product sales	$9,142	$8,527	$7,556
% of total gross revenues	34%	35%	34%
% of U.S. gross product sales	43%	44%	43%
McKesson Corporation:
Gross product sales	$8,011	$6,440	$5,898
% of total gross revenues	30%	27%	27%
% of U.S. gross product sales	35%	32%	32%
Cardinal Health, Inc.:
Gross product sales	$3,407	$3,209	$3,245
% of total gross revenues	13%	13%	15%
% of U.S. gross product sales	16%	17%	19%
At December 31, 2014 and 2013, amounts due from these three customers each exceeded 10% of gross trade receivables and accounted for 69% and 63%, respectively, of net trade receivables on a combined basis. At December 31, 2014 and 2013, 30% and 35%, respectively, of trade receivables, net were due from customers located outside the United States, primarily in Europe. Our total allowance for doubtful accounts as of December 31, 2014 and 2013, was not material.

20. Quarterly financial data (unaudited)

	2014 Quarters ended
(In millions, except per share data)	December 31	September 30	June 30	March 31
Product sales	$5,174	$4,848	$4,949	$4,356
Gross profit from product sales	3,991	3,780	3,868	3,266
Net income	1,294	1,244	1,547	1,073
Earnings per share:
Basic	$1.70	$1.63	$2.04	$1.42
Diluted	$1.68	$1.61	$2.01	$1.40
	2013 Quarters ended
(In millions, except per share data)	December 31	September 30	June 30	March 31
Product sales	$4,799	$4,647	$4,595	$4,151
Gross profit from product sales	3,770	3,859	3,810	3,407
Net income	1,021	1,368	1,258	1,434
Earnings per share:
Basic	$1.35	$1.81	$1.67	$1.91
Diluted	$1.33	$1.79	$1.65	$1.88

SCHEDULE II
AMGEN INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012
(In millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2014	$59	$3	$—	$12	$50
Year ended December 31, 2013	$61	$5	$—	$7	$59
Year ended December 31, 2012	$54	$7	$—	$—	$61