Form 10-Q
period 2015-03-31
AMGEN INC
filed 2015-04-27
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 20, 2015, the registrant had 760,323,664 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Product sales	$4,874	$4,356
Other revenues	159	165
Total revenues	5,033	4,521

Operating expenses:
Cost of sales	1,033	1,090
Research and development	894	1,027
Selling, general and administrative	1,026	1,023
Other	58	17
Total operating expenses	3,011	3,157

Operating income	2,022	1,364

Interest expense, net	252	259
Interest and other income, net	106	99

Income before income taxes	1,876	1,204

Provision for income taxes	253	131

Net income	$1,623	$1,073

Earnings per share:
Basic	$2.13	$1.42
Diluted	$2.11	$1.40

Shares used in calculation of earnings per share:
Basic	761	757
Diluted	770	768

Dividends paid per share	$0.79	$0.61

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Net income	$1,623	$1,073
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation losses	(173)	(8)
Effective portion of cash flow hedges	178	2
Net unrealized gains on available-for-sale securities	140	40
Other	—	1
Other comprehensive income, net of tax	145	35
Comprehensive income	$1,768	$1,108

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,864	$3,731
Marketable securities	24,254	23,295
Trade receivables, net	2,548	2,546
Inventories	2,686	2,647
Other current assets	2,712	2,494
Total current assets	35,064	34,713

Property, plant and equipment, net	5,123	5,223
Intangible assets, net	12,265	12,693
Goodwill	14,721	14,788
Other assets	1,779	1,592
Total assets	$68,952	$69,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$888	$1,212
Accrued liabilities	4,948	5,296
Current portion of long-term debt	500	500
Total current liabilities	6,336	7,008

Long-term debt	29,841	30,215
Long-term deferred tax liability	3,330	3,461
Other noncurrent liabilities	2,939	2,547

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 760.4 shares in 2015 and 760.4 shares in 2014	30,420	30,410
Accumulated deficit	(4,051)	(4,624)
Accumulated other comprehensive gain/(loss)	137	(8)
Total stockholders’ equity	26,506	25,778
Total liabilities and stockholders’ equity	$68,952	$69,009

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,623	$1,073
Depreciation and amortization	524	518
Stock-based compensation expense	70	87
Other items, net	(241)	(8)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(9)	180
Inventories	51	(3)
Other assets	(139)	(181)
Accounts payable	(312)	92
Accrued income taxes	85	(48)
Other liabilities	(323)	(568)
Net cash provided by operating activities	1,329	1,142
Cash flows from investing activities:
Purchases of property, plant and equipment	(118)	(172)
Cash paid for acquisitions, net of cash acquired	—	(104)
Purchases of marketable securities	(6,931)	(2,884)
Proceeds from sales of marketable securities	4,999	1,811
Proceeds from maturities of marketable securities	1,201	957
Change in restricted investments	—	(329)
Other	(103)	(44)
Net cash used in investing activities	(952)	(765)
Cash flows from financing activities:
Repayment of debt	(125)	(125)
Repurchases of common stock	(464)	—
Dividends paid	(599)	(460)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	18	38
Settlement of contingent consideration obligation	(225)	—
Other	151	52
Net cash used in financing activities	(1,244)	(495)
Decrease in cash and cash equivalents	(867)	(118)
Cash and cash equivalents at beginning of period	3,731	3,805
Cash and cash equivalents at end of period	$2,864	$3,687
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2015 and 2014, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.2 billion and $7.0 billion as of March 31, 2015, and December 31, 2014, respectively.
Recent accounting pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard will be effective for interim and annual periods beginning January 1, 2017, and is required to be adopted using either a full retrospective or a modified retrospective approach, and early adoption is not permitted. We are currently evaluating the impact that this new standard will have on our financial statements.
In April 2015, a new accounting standard was issued that amends the presentation for debt issuance costs. Upon adoption, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on our consolidated balance sheets or related disclosures.
2. Restructuring
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we stated that we would reduce our staff by 3,500 to 4,000 by the end of 2015, close our facilities in Washington state and Colorado and reduce the number of buildings at our headquarters in Thousand Oaks, California.
We continue to estimate that $935 million to $1,035 million of pre-tax restructuring charges will be incurred in connection with the implementation of our restructuring plan, of which $650 million has been incurred through March 31, 2015. Included in these amounts are: (i) separation costs of $535 million to $585 million with respect to the staff reductions, and (ii) asset-related charges of $400 million to $450 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities.
During the three months ended March 31, 2015, we incurred $92 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs, as discussed above, will be incurred during the remainder of 2015 to support our ongoing transformation and process improvement efforts.
The following table summarizes the charges recorded related to the restructuring plan by type of activity and the locations recognized within the Condensed Consolidated Statement of Income (in millions):

	During the three months ended March 31, 2015
	Separation costs	Asset impairments	Accelerated depreciation	Other	Total
Cost of sales	$—	$—	$13	$1	$14
Research and development	—	—	14	3	17
Selling, general and administrative	—	—	1	3	4
Other	48	—	—	9	57
Total	$48	$—	$28	$16	$92
Asset impairment and accelerated depreciation charges were recognized in connection with our decision to exit Boulder and Longmont, Colorado, Bothell and Seattle, Washington and the consolidation of facilities in Thousand Oaks, California. The decision to accelerate the closure of these manufacturing and research and development (R&D) facilities was principally based on optimizing the utilization of our sites in the United States, which includes an expansion of our presence in the key U.S. biotechnology hubs of South San Francisco, California and Cambridge, Massachusetts.
The following table summarizes the charges and spending related to the restructuring plan (in millions):

	During the three months ended March 31, 2015
	Separation costs	Other	Total
Restructuring liabilities as of December 31, 2014	$221	$23	$244
Expense	48	9	57
Payments	(99)	(10)	(109)
Restructuring liabilities as of March 31, 2015	$170	$22	$192
3. Income taxes
The effective tax rate for the three months ended March 31, 2015, was 13.5% compared with 10.9% for the corresponding period of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely reinvested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rates for both periods were reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
The increase in our effective tax rate for the three months ended March 31, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by a state tax audit settlement in the three months ended March 31, 2015.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing subsidiary in Puerto Rico. The rate is 4.0% effective July 1, 2013 through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of income and deductions, the use of tax credits and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009, or to California state income tax examinations for years ended on or before December 31, 2008.

During the three months ended March 31, 2015, the gross amount of our unrecognized tax benefits (UTBs) increased by approximately $100 million as a result of tax positions taken during the current year. The UTB balance decreased by approximately $70 million during the first quarter of 2015 due to a state tax audit settlement. Substantially all of the UTBs as of March 31, 2015, if recognized, would affect our effective tax rate.
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
The computation for basic and diluted EPS was as follows (in millions, except per share data):

	Three months ended
	March 31,
	2015	2014
Income (Numerator):
Net income for basic and diluted EPS	$1,623	$1,073

Shares (Denominator):
Weighted-average shares for basic EPS	761	757
Effect of dilutive securities	9	11
Weighted-average shares for diluted EPS	770	768

Basic EPS	$2.13	$1.42
Diluted EPS	$2.11	$1.40
For the three months ended March 31, 2015 and 2014, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,246	$39	$(1)	$3,284
Other government-related debt securities:
U.S.	516	2	—	518
Foreign and other	1,690	41	(6)	1,725
Corporate debt securities:
Financial	6,525	56	(5)	6,576
Industrial	6,872	60	(30)	6,902
Other	672	7	(1)	678
Residential mortgage-backed securities	1,600	10	(6)	1,604
Other mortgage- and asset-backed securities	1,708	3	(37)	1,674
Money market mutual funds	2,035	—	—	2,035
Other short-term interest-bearing securities	1,520	—	—	1,520
Total interest-bearing securities	26,384	218	(86)	26,516
Equity securities	98	62	(2)	158
Total available-for-sale investments	$26,482	$280	$(88)	$26,674

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,632	$22	$(8)	$3,646
Other government-related debt securities:
U.S.	530	1	(3)	528
Foreign and other	1,572	21	(24)	1,569
Corporate debt securities:
Financial	6,036	21	(16)	6,041
Industrial	6,394	23	(66)	6,351
Other	650	3	(4)	649
Residential mortgage-backed securities	1,708	4	(10)	1,702
Other mortgage- and asset-backed securities	1,837	—	(41)	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest-bearing securities	1,302	—	—	1,302
Total interest-bearing securities	26,665	95	(172)	26,588
Equity securities	98	48	(2)	144
Total available-for-sale investments	$26,763	$143	$(174)	$26,732

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	March 31, 2015	December 31, 2014
Cash and cash equivalents	$2,262	$3,293
Marketable securities	24,254	23,295
Other assets — noncurrent	158	144
Total available-for-sale investments	$26,674	$26,732
Cash and cash equivalents in the table above excludes cash of $602 million and $438 million as of March 31, 2015, and December 31, 2014, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	March 31, 2015	December 31, 2014
Maturing in one year or less	$4,015	$4,936
Maturing after one year through three years	7,428	6,829
Maturing after three years through five years	8,146	7,840
Maturing after five years through ten years	3,471	3,267
Maturing after ten years	178	218
Mortgage- and asset-backed securities	3,278	3,498
Total interest-bearing securities	$26,516	$26,588
For the three months ended March 31, 2015 and 2014, realized gains totaled $36 million and $28 million, respectively, and realized losses totaled $71 million and $26 million, respectively. The cost of securities sold is based on the specific identification method.
The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of March 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$635	$(1)	$30	$—
Other government-related debt securities:
U.S.	86	—	35	—
Foreign and other	281	(4)	71	(2)
Corporate debt securities:
Financial	859	(4)	65	(1)
Industrial	2,188	(27)	170	(2)
Other	159	(2)	—	—
Residential mortgage-backed securities	320	(2)	277	(4)
Other mortgage- and asset-backed securities	462	(7)	456	(30)
Equity securities	5	(2)	—	—
Total	$4,995	$(49)	$1,104	$(39)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$1,770	$(7)	$171	$(1)
Other government-related debt securities:
U.S.	160	—	178	(3)
Foreign and other	514	(14)	159	(10)
Corporate debt securities:
Financial	3,150	(14)	158	(2)
Industrial	3,931	(62)	222	(4)
Other	354	(4)	5	—
Residential mortgage-backed securities	614	(4)	413	(6)
Other mortgage- and asset-backed securities	1,071	(8)	561	(33)
Equity securities	5	(2)	—	—
Total	$11,569	$(115)	$1,867	$(59)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2015, and December 31, 2014, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Raw materials	$212	$198
Work in process	1,282	1,551
Finished goods	1,192	898
Total inventories	$2,686	$2,647
7. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	Three months ended March 31,
	2015	2014
Beginning balance	$14,788	$14,968
Goodwill related to acquisitions of businesses(1)	—	(130)
Currency translation and other adjustments	(67)	(6)
Ending balance	$14,721	$14,832

(1)
Composed of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,786	$(4,361)	$6,425	$10,826	$(4,155)	$6,671
Licensing rights	3,232	(770)	2,462	3,236	(696)	2,540
R&D technology rights	1,136	(577)	559	1,167	(569)	598
Marketing-related rights	1,223	(544)	679	1,241	(512)	729
Total finite-lived intangible assets	16,377	(6,252)	10,125	16,470	(5,932)	10,538
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	2,140	—	2,140	2,155	—	2,155
Total identifiable intangible assets	$18,517	$(6,252)	$12,265	$18,625	$(5,932)	$12,693
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights are composed primarily of contractual rights acquired in business combinations to receive future milestones, royalties and profit sharing payments, capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. R&D technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets are composed primarily of rights related to the sale and distribution of marketed products.
IPR&D consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis® (carfilzomib) for Injection and oprozomib acquired in the acquisition of Onyx Pharmaceuticals, Inc. (Onyx), AMG 416 acquired in the acquisition of KAI Pharmaceuticals and talimogene laherparepvec acquired in the acquisition of BioVex Group, Inc. (BioVex).
In February 2015, we announced that the Cellular, Tissue and Gene Therapies Advisory Committee (CTGTAC) and the Oncologic Drugs Advisory Committee (ODAC) of the U.S. Food and Drug Administration (FDA) will jointly review our talimogene laherparepvec Biologics License Application (BLA) at a meeting on April 29, 2015. The FDA will consider the advisory committees' recommendations in its review of our talimogene laherparepvec BLA for the treatment of patients with injectable regionally or distantly metastatic melanoma. As of March 31, 2015, the carrying value of the IPR&D for talimogene laherparepvec was $675 million.
For all IPR&D projects, there are major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including our ability to confirm their safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not able to market a human therapeutic without obtaining regulatory approvals, and such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values. IPR&D projects are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For example, if the BLA for talimogene laherparepvec is not approved for treatment of patients with injectable regionally or distantly metastatic melanoma, we would be required to test the talimogene laherparepvec IPR&D asset for impairment again.
During the three months ended March 31, 2015 and 2014, we recognized amortization charges associated with our finite-lived intangible assets of $341 million and $357 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the nine months ending December 31, 2015, and the years ending December 31, 2016, 2017, 2018, 2019 and 2020, are $1.0 billion, $1.3 billion, $1.2 billion, $1.0 billion, $939 million and $891 million, respectively.

8. Financing arrangements
The carrying values and the fixed contractual coupon rates, as applicable, of our long-term borrowings were as follows (in millions):

	March 31, 2015	December 31, 2014
2.30% notes due 2016 (2.30% 2016 Notes)	$750	$749
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	1,000
Floating Rate Notes due 2017	600	600
1.25% notes due 2017 (1.25% 2017 Notes)	849	849
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,249
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,100
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Term Loan due 2018	4,250	4,375
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	599	668
Floating Rate Notes due 2019	250	250
2.20% notes due 2019 (2.20% 2019 Notes)	1,398	1,398
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	722	814
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,747	1,747
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
3.625% notes due 2024 (3.625% 2024 Notes)	1,398	1,398
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	699	735
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,023	1,076
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,245	1,245
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
Other notes	100	100
Total debt	30,341	30,715
Less current portion	(500)	(500)
Total noncurrent debt	$29,841	$30,215
Debt repayments
During the three months ended March 31, 2015, we repaid $125 million of principal on our Term Loan Credit Facility.

9. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2015		2014
	Shares	Dollars	Shares	Dollars
First quarter	2.9	$451	—	$—
As of March 31, 2015, $3.4 billion remained available under our stock repurchase program.
Dividends
On December 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which was paid on March 6, 2015. On March 4, 2015, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which will be paid on June 5, 2015, to all stockholders of record as of the close of business on May 14, 2015.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2014	$(264)	$290	$(19)	$(15)	$(8)
Foreign currency translation adjustments	(184)	—	—	—	(184)
Unrealized gains	—	168	188	—	356
Reclassification adjustments to income	—	114	35	—	149
Income taxes	11	(104)	(83)	—	(176)
Balance as of March 31, 2015	$(437)	$468	$121	$(15)	$137
The reclassifications out of AOCI to earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended March 31, 2015	Three months ended March 31, 2014	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$69	$—	Product sales
Cross-currency swap contract (losses) gains	(183)	14	Interest and other income, net
	(114)	14	Total before income tax
	41	(5)	Tax benefit/(expense)
	$(73)	$9	Net of taxes
Available-for-sale securities:
Net realized (losses) gains	$(35)	$2	Interest and other income, net
	13	(1)	Tax benefit/(expense)
	$(22)	$1	Net of taxes

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
The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of March 31, 2015, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,284	$—	$—	$3,284
Other government-related debt securities:
U.S.	—	518	—	518
Foreign and other	—	1,725	—	1,725
Corporate debt securities:
Financial	—	6,576	—	6,576
Industrial	—	6,902	—	6,902
Other	—	678	—	678
Residential mortgage-backed securities	—	1,604	—	1,604
Other mortgage- and asset-backed securities	—	1,674	—	1,674
Money market mutual funds	2,035	—	—	2,035
Other short-term interest-bearing securities	—	1,520	—	1,520
Equity securities	158	—	—	158
Derivatives:
Foreign currency contracts	—	679	—	679
Interest rate swap contracts	—	109	—	109
Total assets	$5,477	$21,985	$—	$27,462

Liabilities:
Derivatives:
Foreign currency contracts	$—	$12	$—	$12
Cross-currency swap contracts	—	197	—	197
Contingent consideration obligations in connection with business combinations	—	—	215	215
Total liabilities	$—	$209	$215	$424

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2014, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,646	$—	$—	$3,646
Other government-related debt securities:
U.S.	—	528	—	528
Foreign and other	—	1,569	—	1,569
Corporate debt securities:
Financial	—	6,041	—	6,041
Industrial	—	6,351	—	6,351
Other	—	649	—	649
Residential mortgage-backed securities	—	1,702	—	1,702
Other mortgage- and asset-backed securities	—	1,796	—	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest-bearing securities	—	1,302	—	1,302
Equity securities	144	—	—	144
Derivatives:
Foreign currency contracts	—	360	—	360
Cross-currency swap contracts	—	32	—	32
Interest rate swap contracts	—	46	—	46
Total assets	$6,794	$20,376	$—	$27,170

Liabilities:
Derivatives:
Foreign currency contracts	$—	$4	$—	$4
Cross-currency swap contracts	—	12	—	12
Interest rate swap contracts	—	26	—	26
Contingent consideration obligations in connection with business combinations	—	—	215	215
Total liabilities	$—	$42	$215	$257
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A- or equivalent by Standard & Poor's Financial Services LLC (S&P) or Fitch, Inc. (Fitch), A by Moody's Investor Service, Inc. (Moody's); and our corporate debt securities portfolio has a weighted-average credit rating of BBB+ or equivalent by S&P or Moody's, and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AAA or equivalent by S&P, Moody's or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
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
The changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended March 31,
	2015	2014
Beginning balance	$215	$595
Net changes in valuation	—	1
Ending balance	$215	$596
As a result of our acquisition of BioVex in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition. As a result of filing the BLA in the United States, we made a milestone payment of $125 million to the former BioVex shareholders during 2014. The remaining potential milestone payments include: (i) $125 million upon the first commercial sale in the United States following receipt of marketing approval for use of the product in specified patient populations, (ii) $125 million upon achievement of an agreed level of worldwide sales within a specified period of time and (iii) up to $200 million of additional consideration of varying amounts upon achievement of certain other regulatory and sales-related milestones.
We estimate the fair values of the obligations to the former shareholders of BioVex by using probability-adjusted discounted cash flows. As a result of our quarterly review of the key assumptions, there was no change in the estimated aggregate fair value of the contingent consideration during the three months ended March 31, 2015 and 2014, respectively.
We assumed contingent consideration obligations upon the acquisition of Onyx arising from Onyx's 2009 acquisition of Proteolix, Inc. These contingent consideration obligations were comprised of two separate milestone payments of $150 million each payable if Kyprolis® received specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the European Medicines Agency (EMA). In December 2014, we renegotiated the terms of these milestones and settled the contingent consideration obligations with the former shareholders of Proteolix, Inc. by agreeing to make a single payment of $225 million. This amount was paid during the first quarter of 2015.
There have been no transfers of assets or liabilities between the fair value measurement levels, and there were no material remeasurements to fair value during the three months ended March 31, 2015 and 2014, of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of March 31, 2015, and December 31, 2014, the aggregate fair values of our long-term debt were $33.5 billion and $33.6 billion, respectively, and the carrying values were $30.3 billion and $30.7 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by the corresponding increases and decreases in our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods. As of March 31, 2015, and December 31, 2014, we had open foreign currency forward contracts with notional amounts of $3.7 billion and $3.8 billion, respectively, and open foreign currency option contracts with notional amounts of $352 million and $271 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended
	March 31,
Derivatives in cash flow hedging relationships	2015	2014
Foreign currency contracts	$392	$13
Cross-currency swap contracts	(224)	4
Total	$168	$17
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2015	2014
Foreign currency contracts	Product sales	$69	$—
Cross-currency swap contracts	Interest and other income, net	(183)	14
Total		$(114)	$14
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $358 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. We had interest rate swap agreements as of March 31, 2015 and December 31, 2014, with aggregate notional amounts of $6.65 billion. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three months ended March 31, 2015 and 2014, we included the unrealized losses on the hedged debt of $89 million and $62 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $89 million and $62 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of March 31, 2015, and December 31, 2014, the total notional amounts of these foreign currency forward contracts were $957 million and $875 million, respectively.

The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended
		March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2015	2014
Foreign currency contracts	Interest and other income, net	$(29)	$2
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2015	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$—	Accrued liabilities/ Other noncurrent liabilities	$197
Foreign currency contracts	Other current assets/ Other noncurrent assets	667	Accrued liabilities/ Other noncurrent liabilities	—
Interest rate swap contracts	Other current assets/ Other noncurrent assets	109	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		776		197
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	12	Accrued liabilities	12
Total derivatives not designated as hedging instruments		12		12
Total derivatives		$788		$209

	Derivative assets		Derivative liabilities
December 31, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$32	Accrued liabilities/ Other noncurrent liabilities	$12
Foreign currency contracts	Other current assets/ Other noncurrent assets	356	Accrued liabilities/ Other noncurrent liabilities	—
Interest rate swap contracts	Other current assets/ Other noncurrent assets	46	Accrued liabilities/ Other noncurrent liabilities	26
Total derivatives designated as hedging instruments		434		38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	4	Accrued liabilities	4
Total derivatives not designated as hedging instruments		4		4
Total derivatives		$438		$42
Our derivative contracts that were in liability positions as of March 31, 2015, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the three months ended March 31, 2015 and 2014, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
12. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters—including those discussed in this Note—that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Onyx Litigation
The trial date in this class action lawsuit filed in connection with Amgen’s acquisition of Onyx has been set for April 28, 2016.
Federal Securities Litigation - In re Amgen Inc. Securities Litigation
The trial date in this federal securities class action has been set for July 12, 2016.
Sanofi/Regeneron Patent Litigation
The trial date in this patent infringement case has been set for March 7, 2016.
Sandoz Filgrastim Litigation
On March 19, 2015, the U.S. District Court for the Northern District of California (the California Northern District Court) issued an order dismissing with prejudice Amgen’s claims for unfair competition under California Business & Professions Code § 17200 and conversion under California common law, and entered judgment in favor of Sandoz Inc. (Sandoz) on Sandoz’s cross-motion for partial judgment on the pleadings. The order also denied Amgen’s motion for a preliminary injunction, as well as Amgen’s motion for partial judgment on the pleadings. On a joint motion of the parties, on March 25, 2015 the California Northern District Court entered final judgment on the claims and counterclaims decided by the court’s March 19th order. The remaining patent infringement claim, counterclaim and defenses were stayed by the court pending appeal. On March 25, 2015, Amgen appealed the judgment in favor of Sandoz and the denial of Amgen’s motion for preliminary injunction to the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court). The Federal Circuit Court granted Amgen’s motion for an expedited appeal with the hearing date on the appeal scheduled for June 3, 2015. On April 17, 2015, Amgen filed a motion for an injunction pending appeal with the Federal Circuit Court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2014. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology and bone health. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three months ended March 31, 2015, our principal products represented 91% of worldwide product sales. We market several other products, including Vectibix® (panitumumab), Nplate® (romiplostim), Kyprolis® (carfilzomib) and BLINCYTO® (blinatumomab).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since December 31, 2014. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2014.
Products/Pipeline
Cardiovascular
Corlanor® (ivabradine)

•
In April 2015, we announced that the FDA granted approval of Corlanor® to reduce the risk of hospitalization for worsening heart failure in patients with stable, symptomatic chronic heart failure with left ventricular ejection fraction ≤35 percent, who are in sinus rhythm with resting heart rate ≥70 beats per minute and either are on maximally tolerated doses of beta blockers or have a contraindication to beta blocker use. Commercial sales launched in April 2015.

Repatha™ (evolocumab)*

•	In March 2015, we announced that we submitted an application seeking marketing approval of Repatha™ for the treatment of high cholesterol to the Ministry of Health, Labour and Welfare in Japan.
Nephrology
AMG 416

•
In February 2015, we announced results from the head-to-head phase 3 study comparing AMG 416 with cinacalcet for the treatment of secondary hyperparathyroidism in patients with chronic kidney disease receiving hemodialysis. The study met the primary endpoint of non-inferiority of AMG 416 compared to cinacalcet.

Oncology
Kyprolis®

•
In March 2015, we announced that the FDA accepted the supplemental New Drug Application of Kyprolis® for the treatment of patients with relapsed multiple myeloma who have received at least one prior therapy. As part of the acceptance, the FDA granted Kyprolis® priority review.

•
In March 2015, we announced the results from a planned interim analysis showing that the phase 3 head-to-head clinical trial ENDEAVOR evaluating Kyprolis® in combination with low-dose dexamethasone versus Velcade® (bortezomib) and low-dose dexamethasone met the primary endpoint of progression-free survival (PFS). Patients with relapsed multiple myeloma treated with Kyprolis® lived approximately twice as long without their disease worsening, demonstrating statistically and clinically significant superiority over Velcade®.

•	In April 2015, we announced the initiation of a phase 3 study with weekly dosing in relapsed and refractory multiple myeloma.
Neulasta®

•
In March 2015, we announced the Neulasta® Delivery Kit is now available in the United States. The Neulasta® Delivery Kit includes a specially designed single-use prefilled syringe co-packaged with the new On-body Injector for Neulasta®. The Neulasta® Delivery Kit enables the healthcare provider to initiate administration of Neulasta® on the same day as cytotoxic chemotherapy—with delivery of the patient's full dose of Neulasta® the day following chemotherapy administration, consistent with the Neulasta® prescribing information. This frees patients from a return visit to their healthcare provider the day after chemotherapy.

Talimogene laherparepvec

•
In February 2015, we announced that the CTGTAC and the ODAC of the FDA will jointly review our talimogene laherparepvec BLA at a meeting on April 29, 2015. These advisory committees review marketed and investigational human drug products, including safety and effectiveness data, and make recommendations to the FDA. The FDA will consider the advisory committees' recommendations in its review of our talimogene laherparepvec BLA. The Prescription Drug User Fee Act action date for completion of FDA review of our talimogene laherparepvec BLA for the treatment of patients with injectable regionally or distantly metastatic melanoma is October 27, 2015.

* FDA provisionally approved trade name

Trebananib

•
In April 2015, we announced that we stopped administration of blinded investigational product in the phase 3 study of trebananib in first-line ovarian cancer based on a recommendation by the Data Safety Monitoring Committee, who deemed the study unlikely to achieve its primary PFS endpoint.

Vectibix®

•
In April 2015, we announced that the European Commission approved a new use of Vectibix® as first-line treatment in combination with FOLFIRI for the treatment of adult patients with wild-type (WT) RAS metastatic colorectal cancer (mCRC). About half of the patients with mCRC have WT RAS tumors. FOLFIRI, an irinotecan-based chemotherapy regimen, is frequently used in first-line colorectal cancer treatment in Europe.

Selected financial information
The following is an overview of our results of operations (dollar amounts in millions, except per share data):

	Three months ended
	March 31,
	2015	2014	Change
Product sales:
U.S.	$3,771	$3,289	15%
Rest of the world (ROW)	1,103	1,067	3%
Total product sales	4,874	4,356	12%
Other revenues	159	165	(4)%
Total revenues	$5,033	$4,521	11%
Operating expenses	$3,011	$3,157	(5)%
Operating income	$2,022	$1,364	48%
Net income	$1,623	$1,073	51%
Diluted EPS	$2.11	$1.40	51%
Diluted shares	770	768	—%
The increase in global product sales for the three months ended March 31, 2015, was driven by ENBREL, Prolia®, EPOGEN®, Sensipar® and XGEVA®.
The decrease in operating expenses for the three months ended March 31, 2015, was driven primarily as a result of savings from transformation and process improvement efforts under our restructuring plan, offset partially by increased investments for launching new products.
The increases in net income and diluted EPS for the three months ended March 31, 2015, were driven by an increase in operating income.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Neulasta®/NEUPOGEN®	$1,380	$1,379	—%
ENBREL	1,116	988	13%
XGEVA®	340	279	22%
Prolia®	272	196	39%
EPOGEN®	534	462	16%
Aranesp®	480	460	4%
Sensipar®/Mimpara®	334	270	24%
Other products	418	322	30%
Total product sales	$4,874	$4,356	12%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the Overview, Item 1. Business—Marketing, Distribution and Selected Marketed Products, Item 1A. Risk Factors and Item 7—Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2014.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Neulasta®— U.S.	$922	$852	8%
Neulasta®— ROW	212	238	(11)%
Total Neulasta®	1,134	1,090	4%
NEUPOGEN®— U.S.	181	214	(15)%
NEUPOGEN®— ROW	65	75	(13)%
Total NEUPOGEN®	246	289	(15)%
Total Neulasta®/NEUPOGEN®	$1,380	$1,379	—%
The increase in global Neulasta® sales for the three months ended March 31, 2015, was driven mainly by an increase in the average net sales price and wholesaler inventory in the United States. The decrease in global NEUPOGEN® sales for the three months ended March 31, 2015, was driven primarily by a decrease in U.S. unit demand due to the impact of short-acting competition.
We face competition in the United States, which could have an impact over time on future sales of NEUPOGEN® and, to a lesser extent, Neulasta®. Our outstanding material U.S. patent for pegfilgrastim (Neulasta® ) expires in October 2015. Apotex, Inc. announced that the FDA accepted for filing their applications, under the abbreviated pathway, for pegfilgrastim, a biosimilar version of Neulasta®, on December 17, 2014, and for filgrastim, a biosimilar version of NEUPOGEN®, on February 17, 2015. On March 6, 2015, Sandoz, a Novartis company, announced that the FDA approved its biosimilar filgrastim Zarxio™ for all indications included in the reference product’s (NEUPOGEN®) label. The Sandoz biosimilar filgrastim is the subject of ongoing litigation between us and Sandoz. See Note 12, Contingencies and commitments, to the condensed consolidated financial statements for further discussion.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
ENBREL — U.S.	$1,052	$924	14%
ENBREL — Canada	64	64	—%
Total ENBREL	$1,116	$988	13%
The increase in ENBREL sales for the three months ended March 31, 2015, was driven primarily by an increase in the average net sales price, offset partially by a slight decline in units.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
XGEVA® — U.S.	$245	$200	23%
XGEVA® — ROW	95	79	20%
Total XGEVA®	340	279	22%
Prolia® — U.S.	170	119	43%
Prolia® — ROW	102	77	32%
Total Prolia®	272	196	39%
Total XGEVA®/Prolia®	$612	$475	29%
The increases in global XGEVA® and Prolia® sales for the three months ended March 31, 2015, were driven by increases in unit demand.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
EPOGEN® — U.S.	$534	$462	16%
The increase in EPOGEN® sales for the three months ended March 31, 2015, was driven primarily by an increase in the average net sales price and higher unit demand.
Our remaining material U.S. patent for EPOGEN® expires in May 2015. As a result, we may face competition in the United States, which may have a material adverse impact over time on EPOGEN® sales. In addition, EPOGEN® and Aranesp® compete with MIRCERA® in the United States. F. Hoffman-La Roche Ltd. (Roche) began selling MIRCERA® in October 2014 in the United States. MIRCERA® competes with Aranesp® in the nephrology segment only. On December 16, 2014, Hospira, Inc. submitted a BLA to the FDA for Retacrit™, a proposed biosimilar to EPOGEN®, under the abbreviated pathway.

Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Aranesp® — U.S.	$189	$177	7%
Aranesp® — ROW	291	283	3%
Total Aranesp®	$480	$460	4%
The increase in global Aranesp® sales for the three months ended March 31, 2015, was driven largely by unit demand in international markets.
Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Sensipar® — U.S.	$241	$178	35%
Sensipar®/Mimpara® — ROW	93	92	1%
Total Sensipar®/Mimpara®	$334	$270	24%
The increase in global Sensipar®/Mimpara® sales for the three months ended March 31, 2015, was driven primarily by an increase in unit demand, favorable changes in U.S. wholesaler inventories and an increase in the U.S. average net sales price.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Vectibix® — U.S.	$47	$39	21%
Vectibix® — ROW	75	64	17%
Nplate® — U.S.	78	62	26%
Nplate® — ROW	48	51	(6)%
Kyprolis® — U.S.	97	62	56%
Kyprolis® — ROW	11	6	83%
BLINCYTO® — U.S.	15	—	N/A
Other — ROW	47	38	24%
Total other products	$418	$322	30%
Total U.S. — other products	$237	$163	45%
Total ROW — other products	181	159	14%
Total other products	$418	$322	30%

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014	Change
Cost of sales	$1,033	$1,090	(5)%
% of product sales	21.2%	25.0%
% of total revenues	20.5%	24.1%
Research and development	$894	$1,027	(13)%
% of product sales	18.3%	23.6%
% of total revenues	17.8%	22.7%
Selling, general and administrative	$1,026	$1,023	—%
% of product sales	21.1%	23.5%
% of total revenues	20.4%	22.6%
Other	$58	$17	*
* Change in excess of 100%
Restructuring
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules while improving our cost structure. As part of the plan, we stated that we would reduce our staff by 3,500 to 4,000 by the end of 2015, close our facilities in Washington state and Colorado and reduce the number of buildings at our headquarters in Thousand Oaks, California.
We continue to estimate that these actions will result in pre-tax accounting charges in the range of $935 million to $1,035 million, of which $650 million has been incurred through March 31, 2015. During the three months ended March 31, 2015, we incurred $92 million of restructuring costs. We expect that substantially all remaining restructuring actions and related estimated costs will be incurred during the remainder of 2015 to support our ongoing transformation and process improvement efforts.
Net savings are not expected to be significant in 2015 due to investments in new product launches and external business development.
Additional disclosure information required for our restructuring plan is incorporated herein by reference to Note 2, Restructuring, to the condensed consolidated financial statements.
Cost of sales
Cost of sales decreased to 20.5% of total revenues for the three months ended March 31, 2015, driven primarily by a $99-million charge in the prior year related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim effective January 1, 2014.
Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 18.7% and 22.1% of total revenues for the three months ended March 31, 2015, and 2014, respectively. See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The decrease in R&D expenses for the three months ended March 31, 2015, was driven by decreased costs associated with Discovery Research and Translational Sciences, marketed products support and later stage clinical programs support of $87 million, $24 million and $22 million, respectively. All categories of R&D spend benefited from savings from transformation and process improvement efforts under our restructuring plan. In 2015, these savings are expected to be offset by investments in support of our launch products as well as reinvestment in Discovery Research and Translational Sciences.
Selling, general and administrative
The increase in SG&A expenses for the three months ended March 31, 2015 was due to increased expenses in preparation for new product launches, offset partially by savings from transformation and process improvement efforts under our restructuring plan.

Other
Other operating expenses for the three months ended March 31, 2015, included certain charges related to our restructuring plan, primarily severance, of $57 million.
Other operating expenses for the three months ended March 31, 2014, included certain charges related to our cost savings initiatives, primarily severance, of $15 million.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2015	2014
Interest expense, net	$252	$259
Interest and other income, net	$106	$99
Provision for income taxes	$253	$131
Effective tax rate	13.5%	10.9%
Interest expense, net
The decrease in interest expense, net for the three months ended March 31, 2015, was due primarily to a lower average outstanding debt balance in the current year period.
Interest and other income, net
The increase in interest and other income, net for the three months ended March 31, 2015, was due primarily to higher interest income as a result of higher average cash balances substantially offset by net losses on investments recognized in the current year period.
Income taxes
Our effective tax rate for the three months ended March 31, 2015 was 13.5% compared with 10.9% for the corresponding period of the prior year. The increase in our effective tax rate for the three months ended March 31, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by a state tax audit settlement in the three months ended March 31, 2015.
Excluding the impact of the Puerto Rico excise tax, our effective tax rate for the three months ended March 31, 2015, would have been 17.1% compared with 15.4% for the corresponding period of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	March 31, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$27,118	$27,026
Total assets	$68,952	$69,009
Current portion of long-term debt	$500	$500
Long-term debt	$29,841	$30,215
Stockholders’ equity	$26,506	$25,778
The Company intends to continue to return capital to stockholders through the payment of cash dividends and share repurchases, reflecting our confidence in the future cash flows of our business. The amount we spend, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. Whether and when we declare dividends and the size of any dividend could be affected by a number of factors. See our Annual

Report on Form 10-K for the year ended December 31, 2014, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or that we will repurchase stock.
In December 2014, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which was paid on March 6, 2015. In March 2015, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which will be paid on June 5, 2015.
The Company also returns capital to stockholders through its stock repurchase program. Repurchase activity under the program was temporarily suspended from the second quarter of 2013 through the third quarter of 2014, and we reinitiated repurchase activity during the fourth quarter of 2014. During the first quarter of 2015, we repurchased $451 million of stock (cash settlement of stock repurchases totaled $464 million). As of March 31, 2015, $3.4 billion remained available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2014, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of March 31, 2015 and December 31,  2014, accounts receivable in these four countries totaled $258 million and $223 million, respectively. Of these receivables, $152 million and $124 million were past due as of March 31, 2015 and December 31, 2014. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Of our total cash, cash equivalents and marketable securities balances totaling $27.1 billion as of March 31, 2015, approximately $24.6 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2015.

Cash flows
Our cash flow activities were as follows (in millions):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$1,329	$1,142
Net cash used in investing activities	$(952)	$(765)
Net cash used in financing activities	$(1,244)	$(495)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2015, benefited from an improvement in our operating margin, offset partially by the timing of payments to vendors and receipts from customers, including the impact of $100 million received under a government-funded program in Spain during the prior year period.
Investing
Cash used in investing activities during the three months ended March 31, 2015, was due primarily to net activity related to marketable securities of $731 million and capital expenditures of $118 million. Cash used in investing activities during the three months ended March 31, 2014, was due primarily to net activity related to marketable securities and restricted investments of $445 million, capital expenditures of $172 million and cash paid for acquisition of companies of $104 million. Capital expenditures during the three months ended March 31, 2015 and 2014 were associated primarily with manufacturing capacity expansions in various locations, as well as other site developments. We currently estimate 2015 spending on capital projects and equipment to be approximately $800 million.
Financing
Cash used in financing activities during the three months ended March 31, 2015, was due primarily to the payment of dividends of $599 million, repurchases of common stock of $464 million, and the settlement of an obligation incurred in the connection with the acquisition of Onyx of $225 million. Cash used in financing activities during the three months ended March 31, 2014, was due primarily to the payment of dividends of $460 million and the repayment of long-term debt of $125 million.
See Note 8, Financing arrangements, and Note 9, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and is incorporated herein by reference. There have been no material changes during the three months ended March 31, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Management determined that, as of March 31, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the period ended March 31, 2015, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the fiscal year ended December 31, 2014, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.
Our current products and products in development cannot be sold without regulatory approval.
Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. The approval of our product candidates will depend on the assessment by such regulatory authorities of the benefit-risk profile reflected by the totality of the efficacy and safety information available for our product candidates. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the approval and availability of our products. For example, we are currently investigating brodalumab as a treatment for a variety of inflammatory diseases. On March 23, 2015, we presented data from three phase 3 clinical trials evaluating brodalumab in patients with moderate-to-severe plaque psoriasis. In connection with that presentation, we noted that we have seen suicidal ideation and completed suicides in our brodalumab program but that we believe the evidence to date does not suggest a causal association between IL-17 inhibition and suicidal ideation and behavior. Full data have been provided to regulatory authorities. We will be discussing these data with regulators, and such data will be an important focus in their analysis of the risk-benefit profile during the regulatory review of our approval applications we plan to file for brodalumab. While we believe that brodalumab has a favorable benefit-risk profile, regulatory authorities will make the approval determination and there can be no assurance that brodalumab or any of our late-stage pipeline products will receive regulatory approval.
We expect to face increasing competition from biosimilars.
On March 6, 2015, Sandoz, a Novartis company, announced that the FDA approved its biosimilar filgrastim Zarxio™ for all indications included in the reference product’s (NEUPOGEN®) label.
We are increasingly subject to fluctuations in foreign currency exchange rates.
We continue to expand internationally and derive an increasing percentage of our revenues from markets outside the United States. As a result, we are increasingly subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. While we have a program in place that is designed to reduce our exposure to foreign currency exchange rate fluctuations through foreign currency hedging arrangements, our hedging efforts do not completely offset the effect of these fluctuations on our revenues and earnings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2015, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended March 31, 2015, was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
January 1 - January 31	1,100,300	$156.14	1,100,300	$3,674,954,081
February 1 - February 28	1,272,500	152.58	1,272,500	3,480,800,595
March 1 - March 31	542,100	156.74	542,100	3,395,829,600
	2,914,900	$154.70	2,914,900

(1)	In October 2014, our Board of Directors authorized an increase that resulted in a total of $4.0 billion available under the stock repurchase program.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	April 27, 2015	By:	/S/ DAVID W. MELINE
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

10.1+	Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 8, 2013 and incorporated herein by reference.)

10.2+*	First Amendment to Amgen Inc. Amended and Restated 2009 Equity Incentive Plan, effective March 4, 2015.

10.3+
Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.4+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 4, 2015.)

10.5+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.6+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 4, 2015).

10.7+
Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.8+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.9+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.10+
Amgen Inc. Supplemental Retirement Plan. (As Amended and Restated effective October 16, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.11+
Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.12+
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

10.17+
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

10.37
Amendment No. 1 to Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2014 on February 19, 2015 and incorporated herein by reference.)

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

Exhibit No.	Description
10.45	Master Repurchase Agreement, dated August 24, 2013, between Amgen Inc. and Bank of America, N.A. (Filed as an exhibit to Form 8-K on August 26, 2013 and incorporated herein by reference.)

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