Form 10-Q
period 2015-06-30
AMGEN INC
filed 2015-08-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of July 28, 2015, the registrant had 758,250,346 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$5,225	$4,949	$10,099	$9,305
Other revenues	145	231	304	396
Total revenues	5,370	5,180	10,403	9,701

Operating expenses:
Cost of sales	1,089	1,081	2,122	2,171
Research and development	964	1,018	1,858	2,045
Selling, general and administrative	1,160	1,136	2,186	2,159
Other	81	43	139	60
Total operating expenses	3,294	3,278	6,305	6,435

Operating income	2,076	1,902	4,098	3,266

Interest expense, net	277	282	529	541
Interest and other income, net	198	138	304	237

Income before income taxes	1,997	1,758	3,873	2,962

Provision for income taxes	344	211	597	342

Net income	$1,653	$1,547	$3,276	$2,620

Earnings per share:
Basic	$2.18	$2.04	$4.30	$3.46
Diluted	$2.15	$2.01	$4.26	$3.41

Shares used in calculation of earnings per share:
Basic	760	759	761	758
Diluted	768	768	769	768

Dividends paid per share	$0.79	$0.61	$1.58	$1.22

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$1,653	$1,547	$3,276	$2,620
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains (losses)	18	7	(155)	(1)
Effective portion of cash flow hedges	(115)	(25)	63	(23)
Net unrealized (losses) gains on available-for-sale securities	(108)	21	32	61
Other	—	—	—	1
Other comprehensive (loss) income, net of tax	(205)	3	(60)	38
Comprehensive income	$1,448	$1,550	$3,216	$2,658

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,795	$3,731
Marketable securities	26,198	23,295
Trade receivables, net	2,779	2,546
Inventories	2,567	2,647
Other current assets	2,397	2,494
Total current assets	37,736	34,713

Property, plant and equipment, net	5,050	5,223
Intangible assets, net	11,988	12,693
Goodwill	14,723	14,788
Other assets	1,712	1,592
Total assets	$71,209	$69,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934	$1,212
Accrued liabilities	4,707	5,296
Current portion of long-term debt	1,250	500
Total current liabilities	6,891	7,008

Long-term debt	30,702	30,215
Long-term deferred tax liability	3,227	3,461
Other noncurrent liabilities	2,905	2,547

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding - 759.1 shares in 2015 and 760.4 shares in 2014	30,464	30,410
Accumulated deficit	(2,912)	(4,624)
Accumulated other comprehensive loss	(68)	(8)
Total stockholders’ equity	27,484	25,778
Total liabilities and stockholders’ equity	$71,209	$69,009

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,276	$2,620
Depreciation and amortization	1,043	1,024
Stock-based compensation expense	160	199
Deferred income taxes	(126)	108
Other items, net	(228)	(107)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(199)	—
Inventories	196	40
Other assets	85	(11)
Accounts payable	(269)	125
Accrued income taxes	369	(131)
Other liabilities	(164)	(498)
Net cash provided by operating activities	4,143	3,369
Cash flows from investing activities:
Purchases of property, plant and equipment	(251)	(345)
Proceeds from sale of property, plant and equipment	226	—
Cash paid for acquisitions, net of cash acquired	—	(115)
Purchases of marketable securities	(13,530)	(15,593)
Proceeds from sales of marketable securities	8,021	9,137
Proceeds from maturities of marketable securities	2,500	3,295
Change in restricted investments	—	533
Other	(277)	(135)
Net cash used in investing activities	(3,311)	(3,223)
Cash flows from financing activities:
Net proceeds from issuance of debt	3,464	4,476
Repayment of debt	(2,150)	(3,355)
Repurchases of common stock	(940)	—
Dividends paid	(1,201)	(923)
Net proceeds from issuance of common stock in connection with the Company’s equity award programs	52	99
Settlement of contingent consideration obligation	(225)	—
Other	232	104
Net cash (used in) provided by financing activities	(768)	401
Increase in cash and cash equivalents	64	547
Cash and cash equivalents at beginning of period	3,731	3,805
Cash and cash equivalents at end of period	$3,795	$4,352
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2015 and 2014, is unaudited but includes all adjustments (consisting of only normal recurring adjustments, unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.3 billion and $7.0 billion as of June 30, 2015, and December 31, 2014, respectively.
Recent accounting pronouncements
In May 2014, a new accounting standard was issued that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. This new standard, as originally issued, would be effective for interim and annual periods beginning January 1, 2017, and would be required to be adopted using either a full retrospective or a modified retrospective approach, with early adoption not permitted. In July 2015, the Financial Accounting Standards Board voted to delay the required date of adoption of this standard by one year and allow early adoption, but not before the original effective date of January 1, 2017. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
In April 2015, a new accounting standard was issued that amends the presentation for debt issuance costs. Upon adoption of the standard, such costs shall be presented on our consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability and not as a deferred charge presented in Other assets on our consolidated balance sheets. This new standard will be effective for interim and annual periods beginning on January 1, 2016, and is required to be retrospectively adopted. Adoption of this new standard is not expected to have a material impact on our consolidated balance sheets or related disclosures.
2. Restructuring
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we are closing our facilities in Washington State and Colorado and reducing the number of buildings we occupy at our headquarters in Thousand Oaks, California, as well as at other locations.

We continue to estimate that $935 million to $1,035 million of pre-tax charges will be incurred in connection with our restructuring plan, including: (i) separation and other headcount-related costs of $535 million to $585 million with respect to staff reductions, and (ii) asset-related charges of $400 million to $450 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities. A total of $478 million of separation and other headcount-related costs and $235 million of asset-related charges were incurred through June 30, 2015.
During the three and six months ended June 30, 2015, we incurred $63 million and $155 million, respectively, of restructuring costs. We expect that most of the remaining estimated costs, as discussed above, will be incurred during the remainder of 2015 to support our ongoing transformation and process improvement efforts.
The following tables summarize recorded charges related to the restructuring plan by type of activity and the locations recognized within the Condensed Consolidated Statements of Income (in millions):

	Three months ended June 30, 2015
	Separation costs	Asset impairments	Accelerated depreciation	Other	Total
Cost of sales	$—	$—	$13	$2	$15
Research and development	—	—	7	11	18
Selling, general and administrative	—	—	5	15	20
Other	7	—	—	3	10
Total	$7	$—	$25	$31	$63

	Six months ended June 30, 2015
	Separation costs	Asset impairments	Accelerated depreciation	Other	Total
Cost of sales	$—	$—	$26	$3	$29
Research and development	—	—	21	14	35
Selling, general and administrative	—	—	6	18	24
Other	55	—	—	12	67
Total	$55	$—	$53	$47	$155
Asset impairment and accelerated depreciation charges were recognized in connection with our decision to exit Boulder and Longmont, Colorado, Bothell and Seattle, Washington and the consolidation of facilities in Thousand Oaks, California. The decision to close these manufacturing and research and development (R&D) facilities was based principally on optimizing the utilization of our sites in the United States, which includes an expansion of our presence in the key U.S. biotechnology hubs of South San Francisco, California and Cambridge, Massachusetts.
The following table summarizes the charges (excluding non-cash items) and payments related to the restructuring plan (in millions):

	During the six months ended June 30, 2015
	Separation costs	Other	Total
Restructuring liabilities as of December 31, 2014	$221	$23	$244
Expense	56	39	95
Payments	(145)	(35)	(180)
Restructuring liabilities as of June 30, 2015	$132	$27	$159

3. Income taxes
The effective tax rates for the three and six months ended June 30, 2015, were 17.2% and 15.4%, respectively, compared with 12.0% and 11.5% for the corresponding periods of the prior year. The effective rates are different from the federal statutory rates primarily as a result of indefinitely reinvested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside of the United States. In addition, the effective tax rates for the three and six months ended June 30, 2015 and 2014, were reduced by foreign tax credits associated with the Puerto Rico excise tax described below.
The increase in our effective tax rate for the three months ended June 30, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses.
The increase in our effective tax rate for the six months ended June 30, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by a state tax audit settlement in the three months ended March 31, 2015.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing subsidiary in Puerto Rico. The rate is 4.0% effective July 1, 2013, through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of income and deductions, the use of tax credits and the allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009, or to California state income tax examinations for years ended on or before December 31, 2008.
During the three and six months ended June 30, 2015, the gross amount of our unrecognized tax benefits (UTBs) increased by approximately $110 million and $210 million, respectively, as a result of tax positions taken during the current year. The UTB balance decreased by approximately $70 million during the six months ended June 30, 2015, due to state tax audit settlements. Substantially all of the UTBs as of June 30, 2015, if recognized, would affect our effective tax rate.
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
The computations for basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (Numerator):
Net income for basic and diluted EPS	$1,653	$1,547	$3,276	$2,620

Shares (Denominator):
Weighted-average shares for basic EPS	760	759	761	758
Effect of dilutive securities	8	9	8	10
Weighted-average shares for diluted EPS	768	768	769	768

Basic EPS	$2.18	$2.04	$4.30	$3.46
Diluted EPS	$2.15	$2.01	$4.26	$3.41
For the three and six months ended June 30, 2015 and 2014, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Collaborative arrangements
A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are both: (i) active participants in the activity; and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.
From time to time, we enter into collaborative arrangements for the R&D, manufacture and/or commercialization of products and/or product candidates. These collaborations generally provide for non-refundable upfront license fees, development and commercial performance milestone payments, cost sharing, royalty payments and/or profit sharing. Our collaboration agreements are performed with no guarantee of either technological or commercial success and each is unique in nature. Below are our significant arrangements which have had material changes in their terms since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014.
AstraZeneca Plc.
We are in a collaboration with AstraZeneca Plc. (AstraZeneca) to jointly develop and commercialize certain antibodies from Amgen's clinical inflammation portfolio, including AMG 157, AMG 181, AMG 557 and AMG 570. The agreement covers the worldwide development and commercialization of these antibodies, except for AMG 557 and AMG 570 in Japan. AMG 139 and brodalumab were formerly part of the collaboration in certain territories. As of April 1, 2015, we have suspended our participation in the co-development and commercialization of AMG 139, with the option of resuming such participation at a later date. As of May 22, 2015, we have commenced termination of our participation in the co-development and commercialization of brodalumab based on events of suicidal ideation and behavior in the program.
Under the terms of the agreement, approximately 65% of related development costs for the 2012-2014 periods were funded by AstraZeneca; beginning in 2015, the companies share costs equally. For each remaining collaboration product approved for sale, Amgen would receive a mid-single-digit royalty, after which the worldwide commercialization profits and losses related to such remaining collaboration products would be shared equally. During the three months ended June 30, 2015 and 2014, cost recoveries recognized for development costs, which included brodalumab and AMG 139, were $3 million and $39 million, respectively, which were included in Research and development expense in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2015 and 2014, the cost recoveries were $23 million and $49 million, respectively.
After Amgen's participation in the brodalumab program terminates under the agreement, which is expected to occur in the third quarter of 2015, the clinical development and commercialization of brodalumab will be at the sole discretion and expense of AstraZeneca. If AstraZeneca commercializes brodalumab, Amgen would receive a mid-single-digit to low-double-digit royalty on net sales of brodalumab.
The collaboration agreement will continue in effect unless terminated in accordance with its terms.
Bayer HealthCare Pharmaceuticals Inc.
We are in a collaboration with Bayer HealthCare Pharmaceuticals Inc. (Bayer) to jointly develop and commercialize Nexavar® (sorafenib) worldwide, except in Japan. The rights to develop and market Nexavar® in Japan are reserved to Bayer. Bayer has no obligation to pay royalties to Amgen for sales of Nexavar® in Japan.
Nexavar® is currently marketed and sold in more than 100 countries around the world for the treatment of unresectable liver cancer and advanced kidney cancer. In the United States, Nexavar® is also approved for the treatment of patients with locally recurrent or metastatic, progressive, differentiated thyroid carcinoma refractory to radioactive iodine treatment.
In May 2015, we and Bayer amended the terms of the collaboration, which terminated the co-promotion agreement in the United States. The termination was effective as of June 30, 2015 and transferred all U.S. operational responsibilities to Bayer, including commercial and medical affairs activities. Prior to the termination of the co-promotion agreement, we co-promoted Nexavar® with Bayer and shared equally in the profits or losses in the United States. In lieu of this profit share, Bayer will now pay Amgen a royalty on U.S. sales of Nexavar® at a percentage rate in the high 30s. Amgen will no longer contribute sales force personnel or medical liaisons to support Nexavar® in the United States. There are no changes to the global research and development or non-U.S. profit share arrangements in the original agreement, as discussed below.
In all countries outside of the United States, excluding Japan, Bayer manages all commercialization activities and incurs all of the sales and marketing expenditures and mutually agreed R&D expenses, for which we continue to reimburse Bayer for half. In these countries, we continue to receive 50% of net profits on sales of Nexavar® after deducting certain Bayer-related costs.
The collaboration with Bayer will terminate at the later of the date when patents expire that were issued in connection with product candidates discovered under the agreement, or on the last day when we or Bayer market or sell collaboration products anywhere in the world.

The amendment to the collaboration is not expected to have a material impact on our consolidated results of operations. Prior to the amendment, Amgen was acting as an agent under the collaboration and as such, revenue was derived by calculating net sales of Nexavar® to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs, phase 4 clinical trial costs, allocable overhead costs and certain other costs. During the three months ended June 30, 2015 and 2014, Amgen recorded net Nexavar® collaboration profits of $84 million and $87 million, respectively, which were recognized as Other revenues in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2015 and 2014, the net collaboration profits were $156 million and $165 million, respectively. In addition, during the three months ended June 30, 2015 and 2014, net R&D expenses related to the collaboration were $7 million and $10 million, respectively, which were recognized in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2015 and 2014, the net R&D expenses were $12 million and $21 million, respectively.
6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,604	$14	$(8)	$3,610
Other government-related debt securities:
U.S.	551	1	(1)	551
Foreign and other	1,718	19	(14)	1,723
Corporate debt securities:
Financial	7,425	22	(21)	7,426
Industrial	7,657	27	(55)	7,629
Other	830	3	(4)	829
Residential mortgage-backed securities	1,498	7	(8)	1,497
Other mortgage- and asset-backed securities	2,053	1	(40)	2,014
Money market mutual funds	2,951	—	—	2,951
Other short-term interest-bearing securities	1,284	—	—	1,284
Total interest-bearing securities	29,571	94	(151)	29,514
Equity securities	97	82	(4)	175
Total available-for-sale investments	$29,668	$176	$(155)	$29,689

Type of security as of December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$3,632	$22	$(8)	$3,646
Other government-related debt securities:
U.S.	530	1	(3)	528
Foreign and other	1,572	21	(24)	1,569
Corporate debt securities:
Financial	6,036	21	(16)	6,041
Industrial	6,394	23	(66)	6,351
Other	650	3	(4)	649
Residential mortgage-backed securities	1,708	4	(10)	1,702
Other mortgage- and asset-backed securities	1,837	—	(41)	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest-bearing securities	1,302	—	—	1,302
Total interest-bearing securities	26,665	95	(172)	26,588
Equity securities	98	48	(2)	144
Total available-for-sale investments	$26,763	$143	$(174)	$26,732
The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	June 30, 2015	December 31, 2014
Cash and cash equivalents	$3,316	$3,293
Marketable securities	26,198	23,295
Other assets — noncurrent	175	144
Total available-for-sale investments	$29,689	$26,732
Cash and cash equivalents in the table above excludes cash of $479 million and $438 million as of June 30, 2015, and December 31, 2014, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	June 30, 2015	December 31, 2014
Maturing in one year or less	$4,701	$4,936
Maturing after one year through three years	8,712	6,829
Maturing after three years through five years	8,900	7,840
Maturing after five years through ten years	3,468	3,267
Maturing after ten years	222	218
Mortgage- and asset-backed securities	3,511	3,498
Total interest-bearing securities	$29,514	$26,588
For the three months ended June 30, 2015 and 2014, realized gains totaled $18 million and $57 million, respectively, and realized losses totaled $27 million and $17 million, respectively. For the six months ended June 30, 2015 and 2014, realized gains totaled $54 million and $85 million, respectively, and realized losses totaled $98 million and $43 million, respectively. The cost of securities sold is based on the specific identification method.

The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of June 30, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$1,522	$(7)	$30	$(1)
Other government-related debt securities:
U.S.	275	(1)	20	—
Foreign and other	701	(12)	71	(2)
Corporate debt securities:
Financial	3,539	(20)	156	(1)
Industrial	4,364	(51)	307	(4)
Other	358	(4)	24	—
Residential mortgage-backed securities	464	(3)	305	(5)
Other mortgage- and asset-backed securities	1,020	(11)	401	(29)
Equity securities	—	—	2	(4)
Total	$12,243	$(109)	$1,316	$(46)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$1,770	$(7)	$171	$(1)
Other government-related debt securities:
U.S.	160	—	178	(3)
Foreign and other	514	(14)	159	(10)
Corporate debt securities:
Financial	3,150	(14)	158	(2)
Industrial	3,931	(62)	222	(4)
Other	354	(4)	5	—
Residential mortgage-backed securities	614	(4)	413	(6)
Other mortgage- and asset-backed securities	1,071	(8)	561	(33)
Equity securities	5	(2)	—	—
Total	$11,569	$(115)	$1,867	$(59)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2015, and December 31, 2014, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Raw materials	$221	$198
Work in process	1,320	1,551
Finished goods	1,026	898
Total inventories	$2,567	$2,647
8. Goodwill and other intangible assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in millions):

	Six months ended June 30,
	2015	2014
Beginning balance	$14,788	$14,968
Goodwill related to acquisitions of businesses(1)	—	(128)
Currency translation adjustments	(65)	4
Ending balance	$14,723	$14,844

(1)
Composed of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$10,796	$(4,568)	$6,228	$10,826	$(4,155)	$6,671
Licensing rights	3,283	(847)	2,436	3,236	(696)	2,540
R&D technology rights	1,143	(600)	543	1,167	(569)	598
Marketing-related rights	1,222	(582)	640	1,241	(512)	729
Total finite-lived intangible assets	16,444	(6,597)	9,847	16,470	(5,932)	10,538
Indefinite-lived intangible assets:
In-process research and development	2,141	—	2,141	2,155	—	2,155
Total identifiable intangible assets	$18,585	$(6,597)	$11,988	$18,625	$(5,932)	$12,693
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
In-process research and development (IPR&D) consists of R&D projects acquired in a business combination which are not complete due to remaining technological risks and/or lack of receipt of the required regulatory approvals. These projects include Kyprolis® (carfilzomib) for Injection and oprozomib acquired in the acquisition of Onyx Pharmaceuticals Inc. (Onyx), AMG 416 acquired in the acquisition of KAI Pharmaceuticals and talimogene laherparepvec acquired in the acquisition of BioVex Group, Inc. (BioVex).
The U.S. Food and Drug Administration (FDA) is reviewing our talimogene laherparepvec Biologics License Application (BLA) for the treatment of patients with injectable regionally or distantly metastatic melanoma. The Prescription Drug User Fee Act (PDUFA) target action date for completion of the FDA's review is October 27, 2015. As of June 30, 2015, the carrying value of the IPR&D for talimogene laherparepvec was $675 million.
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
During the three months ended June 30, 2015 and 2014, we recognized amortization charges associated with our finite-lived intangible assets of $345 million and $341 million, respectively. During the six months ended June 30, 2015 and 2014, we recognized amortization charges associated with our finite-lived intangible assets of $686 million and $698 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the six months ending December 31, 2015, and the years ending December 31, 2016, 2017, 2018, 2019 and 2020, are $672 million, $1.3 billion, $1.2 billion, $1.0 billion, $948 million and $892 million, respectively.

9. Financing arrangements
The carrying values and the fixed contractual coupon rates, as applicable, of our long-term borrowings were as follows (in millions):

	June 30, 2015	December 31, 2014
2.30% notes due 2016 (2.30% 2016 Notes)	$750	$749
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	1,000
Floating Rate Notes due 2017	600	600
1.25% notes due 2017 (1.25% 2017 Notes)	849	849
2.125% notes due 2017 (2.125% 2017 Notes)	1,249	1,249
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,100
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Term Loan due 2018	2,225	4,375
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	615	668
Floating Rate Notes due 2019	250	250
2.20% notes due 2019 (2.20% 2019 Notes)	1,398	1,398
5.70% notes due 2019 (5.70% 2019 Notes)	999	999
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	750	814
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
2.125% notes due 2020 (2.125% 2020 Notes)	749	—
3.45% notes due 2020 (3.45% 2020 Notes)	898	898
4.10% notes due 2021 (4.10% 2021 Notes)	998	998
3.875% notes due 2021 (3.875% 2021 Notes)	1,747	1,747
2.70% notes due 2022 (2.70% 2022 Notes)	499	—
3.625% notes due 2022 (3.625% 2022 Notes)	747	747
3.625% notes due 2024 (3.625% 2024 Notes)	1,398	1,398
3.125% notes due 2025 (3.125% 2025 Notes)	995	—
5.50% pound-sterling-denominated notes due 2026 (5.50% 2026 pound sterling Notes)	742	735
4.00% pound-sterling-denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,086	1,076
6.375% notes due 2037 (6.375% 2037 Notes)	899	899
6.90% notes due 2038 (6.90% 2038 Notes)	499	499
6.40% notes due 2039 (6.40% 2039 Notes)	996	996
5.75% notes due 2040 (5.75% 2040 Notes)	697	697
4.95% notes due 2041 (4.95% 2041 Notes)	596	596
5.15% notes due 2041 (5.15% 2041 Notes)	2,233	2,233
5.65% notes due 2042 (5.65% 2042 Notes)	1,245	1,245
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
4.40% notes due 2045 (4.40% 2045 Notes)	1,243	—
Other notes	100	100
Total debt	31,952	30,715
Less current portion	(1,250)	(500)
Total noncurrent debt	$30,702	$30,215

Debt repayments
During the six months ended June 30, 2015, we repaid $2.15 billion of principal on our Term Loan Credit Facility.
Debt issuances
In May 2015, we issued $3.5 billion aggregate principal amount of notes, composed of the 2.125% 2020 Notes, the 2.70% 2022 Notes, the 3.125% 2025 Notes and the 4.40% 2045 Notes. The notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and, except as discussed below, a make-whole amount, as defined. The 2.125% 2020 Notes, the 2.70% 2022 Notes, the 3.125% 2025 Notes and the 4.40% 2045 Notes may be redeemed without payment of a make-whole amount if they are redeemed on or after one, two, three or six months, respectively, prior to their maturity dates. In the event of a change in control triggering event, as defined, we may be required to purchase all or a portion of the notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. Debt issuance costs incurred in connection with the issuance of these notes totaling approximately $21 million are being amortized over the respective lives of the notes, and the related charge is included in Interest expense, net in the Condensed Consolidated Statements of Income.
10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2015		2014
	Shares	Dollars	Shares	Dollars
First quarter	2.9	$451	—	$—
Second quarter	3.3	515	—	—
Total stock repurchases	6.2	$966	—	$—
As of June 30, 2015, $2.9 billion remained available under our stock repurchase program.
Dividends
On December 17, 2014 and March 4, 2015 the Board of Directors declared quarterly cash dividends of $0.79 per share of common stock, which were paid on March 6 and June 5, 2015, respectively. On July 28, 2015, the Board of Directors declared a cash dividend of $0.79 per share of common stock, which will be paid on September 8, 2015, to all stockholders of record as of the close of business on August 17, 2015.
Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2014	$(264)	$290	$(19)	$(15)	$(8)
Foreign currency translation adjustments	(184)	—	—	—	(184)
Unrealized gains	—	168	188	—	356
Reclassification adjustments to income	—	114	35	—	149
Income taxes	11	(104)	(83)	—	(176)
Balance as of March 31, 2015	$(437)	$468	$121	$(15)	$137
Foreign currency translation adjustments	24	—	—	—	24
Unrealized gains (losses)	—	44	(180)	—	(136)
Reclassification adjustments to income	—	(226)	9	—	(217)
Income taxes	(6)	67	63	—	124
Balance as of June 30, 2015	$(419)	$353	$13	$(15)	$(68)

The reclassifications out of AOCI to earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended June 30, 2015	Three months ended June 30, 2014	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$91	$—	Product sales
Cross-currency swap contract gains	136	48	Interest and other income, net
Forward interest rate contract losses	(1)	—	Interest expense
	226	48	Total before income tax
	(81)	(18)	Tax expense
	$145	$30	Net of taxes
Available-for-sale securities:
Net realized (losses) gains	$(9)	$40	Interest and other income, net
	3	(15)	Tax benefit/(expense)
	$(6)	$25	Net of taxes

	Amounts reclassified out of AOCI
Components of AOCI	Six months ended June 30, 2015	Six months ended June 30, 2014	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$160	$—	Product sales
Cross-currency swap contract (losses) gains	(47)	62	Interest and other income, net
Forward interest rate contract losses	(1)	—	Interest expense
	112	62	Total before income tax
	(40)	(23)	Tax expense
	$72	$39	Net of taxes
Available-for-sale securities:
Net realized (losses) gains	$(44)	$42	Interest and other income, net
	16	(16)	Tax benefit/(expense)
	$(28)	$26	Net of taxes

11. Fair value measurement
To estimate the fair values of our financial assets and liabilities we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of June 30, 2015, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,610	$—	$—	$3,610
Other government-related debt securities:
U.S.	—	551	—	551
Foreign and other	—	1,723	—	1,723
Corporate debt securities:
Financial	—	7,426	—	7,426
Industrial	—	7,629	—	7,629
Other	—	829	—	829
Residential mortgage-backed securities	—	1,497	—	1,497
Other mortgage- and asset-backed securities	—	2,014	—	2,014
Money market mutual funds	2,951	—	—	2,951
Other short-term interest-bearing securities	—	1,284	—	1,284
Equity securities	175	—	—	175
Derivatives:
Foreign currency contracts	—	238	—	238
Cross-currency swap contracts	—	22	—	22
Interest rate swap contracts	—	50	—	50
Total assets	$6,736	$23,263	$—	$29,999

Liabilities:
Derivatives:
Foreign currency contracts	$—	$7	$—	$7
Cross-currency swap contracts	—	80	—	80
Interest rate swap contracts	—	24	—	24
Contingent consideration obligations in connection with business combinations	—	—	215	215
Total liabilities	$—	$111	$215	$326

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2014, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$3,646	$—	$—	$3,646
Other government-related debt securities:
U.S.	—	528	—	528
Foreign and other	—	1,569	—	1,569
Corporate debt securities:
Financial	—	6,041	—	6,041
Industrial	—	6,351	—	6,351
Other	—	649	—	649
Residential mortgage-backed securities	—	1,702	—	1,702
Other mortgage- and asset-backed securities	—	1,796	—	1,796
Money market mutual funds	3,004	—	—	3,004
Other short-term interest-bearing securities	—	1,302	—	1,302
Equity securities	144	—	—	144
Derivatives:
Foreign currency contracts	—	360	—	360
Cross-currency swap contracts	—	32	—	32
Interest rate swap contracts	—	46	—	46
Total assets	$6,794	$20,376	$—	$27,170

Liabilities:
Derivatives:
Foreign currency contracts	$—	$4	$—	$4
Cross-currency swap contracts	—	12	—	12
Interest rate swap contracts	—	26	—	26
Contingent consideration obligations in connection with business combinations	—	—	215	215
Total liabilities	$—	$42	$215	$257
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A- or equivalent by Standard & Poor's Financial Services LLC (S&P) or Fitch Ratings, Inc. (Fitch), A by Moody's Investors Service, Inc. (Moody's); and our corporate debt securities portfolio has a weighted-average credit rating of BBB+ or equivalent by S&P or Moody's, and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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
We value our other short-term interest-bearing securities at amortized cost, which approximates fair value given their near-term maturity dates.

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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$215	$596	$215	$595
Net changes in valuation	—	14	—	15
Ending balance	$215	$610	$215	$610
As a result of our acquisition of BioVex in March 2011, we are obligated to pay its former shareholders up to $575 million of additional consideration contingent upon achieving separate regulatory and sales-related milestones with regard to talimogene laherparepvec, which was acquired in the acquisition. As a result of filing the BLA in the United States, we made a milestone payment of $125 million to the former BioVex shareholders during 2014. The largest remaining potential milestone payments include: (i) $125 million upon the first commercial sale in the United States following receipt of marketing approval for use of the product in specified patient populations and (ii) $125 million upon achievement of an agreed level of worldwide sales within a specified period of time. In addition, up to $200 million of additional consideration of varying amounts may be payable upon achievement of certain other regulatory and sales-related milestones.
We estimate the fair values of the obligations to the former shareholders of BioVex by using probability-adjusted discounted cash flows. As a result of our quarterly review of the key assumptions, there was no change in the estimated aggregate fair value of the contingent consideration during the three and six months ended June 30, 2015.
As a result of our acquisition of Onyx in October 2013, we assumed contingent consideration obligations arising from Onyx's 2009 acquisition of Proteolix, Inc. These contingent consideration obligations were composed of two separate milestone payments of $150 million each payable if Kyprolis® received specified marketing approvals for relapsed multiple myeloma on or before March 31, 2016, by each of the FDA and the European Medicines Agency (EMA). In December 2014, we renegotiated the terms of these milestones and settled the contingent consideration obligations with the former shareholders of Proteolix, Inc. by agreeing to make a single payment of $225 million. This amount was paid during the first quarter of 2015.
During the six months ended June 30, 2015 and 2014, there were no transfers of assets or liabilities between the fair value measurement levels and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of June 30, 2015, and December 31, 2014, the aggregate fair values of our long-term debt were $33.6 billion and $33.6 billion, respectively, and the carrying values were $32.0 billion and $30.7 billion, respectively.
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
As of June 30, 2015, and December 31, 2014, we had open foreign currency forward contracts with notional amounts of $3.2 billion and $3.8 billion, respectively, and open foreign currency option contracts with notional amounts of $382 million and $271 million, respectively. These foreign currency forward and option contracts, primarily euro based, have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI on the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged transactions affect earnings.
During the three months ended June 30, 2015, we effectively terminated outstanding foreign currency forward contracts, with a notional amount of $1.7 billion, to manage counterparty risk resulting from favorable movements in U.S. dollar/euro exchange rates. We received $247 million from the counterparties, which was included in Net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. This amount remains in AOCI and will be recognized in Product sales in the Condensed Consolidated Statements of Income when the related international product sales affect earnings. In addition, during the three months ended June 30, 2015, we entered into new foreign currency forward contracts that hedge these forecasted international product sales. These contracts are included in the notional amounts of cash flow hedges outstanding at June 30, 2015.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts. Under the terms of these contracts, we paid euros/pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts, and we exchange interest payments based on these notional amounts at fixed rates over the lives of the contracts in which we pay U.S. dollars and receive euros/pounds sterling. In addition, we will pay U.S. dollars to and receive euros/pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged notes, effectively converting the interest payments and principal repayment on these notes from euros/pounds sterling to U.S. dollars. These cross-

currency swap contracts have been designated as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI on the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings.
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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency contracts	$(99)	$(13)	$293	$—
Cross-currency swap contracts	143	21	(81)	25
Total	$44	$8	$212	$25
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2015	2014	2015	2014
Foreign currency contracts	Product sales	$91	$—	$160	$—
Cross-currency swap contracts	Interest and other income, net	136	48	(47)	62
Forward interest rate contracts	Interest expense, net	(1)	—	(1)	—
Total		$226	$48	$112	$62
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, the amounts expected to be reclassified out of AOCI into earnings over the next 12 months are approximately $427 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts, which qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. We had interest rate swap agreements as of June 30, 2015 and December 31, 2014, with aggregate notional amounts of $6.65 billion. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 2.0%.
For derivative instruments that are designated and qualify as fair value hedges, the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk is recognized in current earnings. For the three and six months ended June 30, 2015, we included the unrealized gains on the hedged debt of $83 million and losses of $6 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $83 million and gains of $6 million, respectively, on the related interest rate swap agreements. For the three and six months ended June 30, 2014, we included the unrealized losses on the hedged debt of $63 million and $125 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $63 million and $125 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
We enter into foreign currency forward contracts that are not designated as hedging transactions to reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These exposures are hedged on a month-to-month basis. As of June 30, 2015, and December 31, 2014, the total notional amounts of these foreign currency forward contracts were $928 million and $875 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments	Statements of Income location	2015	2014	2015	2014
Foreign currency contracts	Interest and other income, net	$20	$(14)	$(9)	$(12)
The fair values of derivatives included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2015	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$22	Accrued liabilities/ Other noncurrent liabilities	$80
Foreign currency contracts	Other current assets/ Other noncurrent assets	234	Accrued liabilities/ Other noncurrent liabilities	3
Interest rate swap contracts	Other current assets/ Other noncurrent assets	50	Accrued liabilities/ Other noncurrent liabilities	24
Total derivatives designated as hedging instruments		306		107
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	4	Accrued liabilities	4
Total derivatives not designated as hedging instruments		4		4
Total derivatives		$310		$111

	Derivative assets		Derivative liabilities
December 31, 2014	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$32	Accrued liabilities/ Other noncurrent liabilities	$12
Foreign currency contracts	Other current assets/ Other noncurrent assets	356	Accrued liabilities/ Other noncurrent liabilities	—
Interest rate swap contracts	Other current assets/ Other noncurrent assets	46	Accrued liabilities/ Other noncurrent liabilities	26
Total derivatives designated as hedging instruments		434		38
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	4	Accrued liabilities	4
Total derivatives not designated as hedging instruments		4		4
Total derivatives		$438		$42
Our derivative contracts that were in liability positions as of June 30, 2015, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the six months ended June 30, 2015 and 2014, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters—including those discussed in this Note—that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, and Note 12, Contingencies and commitments, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, or in Note 12, Contingencies and commitments, to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Certain recent developments concerning our legal proceedings and other matters are discussed below:
Sandoz Filgrastim Litigation
On May 5, 2015, the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) entered an injunction prohibiting Sandoz Inc. (Sandoz) from marketing, selling, offering for sale, or importing into the United States Sandoz’s FDA-approved Zarxio™ biosimilar product until the Federal Circuit Court resolves the appeal. On July 21, 2015, the Federal Circuit Court affirmed the district court’s dismissal of Amgen’s state law claims of unfair competition and conversion and directed the district court to enter judgment on Sandoz’s counter-claims consistent with the Federal Circuit’s interpretation of the Biologics Price Competition and Innovation Act. The Federal Circuit Court concluded that the only remedies available for a biosimilar applicant’s failure to provide its BLA by the statutory deadline is to bring a patent infringement claim and seek those patent remedies provided by the statute. The court also concluded that a biosimilar applicant must give 180-day advance notice of first commercial marketing after the FDA has licensed the biosimilar product. Accordingly, the Federal Circuit Court entered an order that its previously entered injunction be extended through September 2, 2015 (180 days from Sandoz’s notice given after FDA approval) and remanded for the district court to consider the patent infringement claim and counterclaims.
ERISA Litigation
On May 26, 2015, the U.S. Court of Appeals for the Ninth Circuit denied Amgen’s petition for rehearing en banc in this Employee Retirement Income Security Act (ERISA) class action case, and on June 9, 2015 that court granted Amgen’s motion to stay the issuance of the court’s mandate pending Amgen’s filing of a petition for certiorari with the U.S. Supreme Court, such petition presently due on August 24, 2015.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the period ended March 31, 2015. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Currently, we market primarily recombinant protein therapeutics for supportive cancer care, inflammation, nephrology, and bone health. Our principal products are Neulasta® (pegfilgrastim), NEUPOGEN® (filgrastim), Enbrel® (etanercept), XGEVA® (denosumab), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet) and our erythropoiesis-stimulating agents: Aranesp® (darbepoetin alfa) and EPOGEN® (epoetin alfa). Our product sales outside the United States consist principally of sales in Europe. For the three and six months ended June 30, 2015, our principal products represented 91% of worldwide product sales. We market several other products, including Vectibix® (panitumumab), Nplate® (romiplostim), Kyprolis® (carfilzomib), BLINCYTO® (blinatumomab) and Corlanor® (ivabradine).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2015. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the period ended March 31, 2015.
Products/Pipeline
Cardiovascular
Repatha™ (evolocumab)

•
In June 2015, the Company discussed the data supporting the BLA for the treatment of high cholesterol with the FDA's Endocrinologic and Metabolic Drugs Advisory Committee. A majority of the Committee recommended approval of Repatha™ for the treatment of high cholesterol in multiple high-risk patient populations, and were unanimously in favor of approval for the treatment of homozygous familial hypercholesterolemia. FDA advisory committees review marketed and investigational human drug products, including safety and effectiveness data, and make recommendations to the FDA. These committees are advisory and FDA officials are not bound to or limited by its recommendations, although the FDA has commonly followed the recommendations of its advisory panels. The FDA PDUFA target action date for our BLA is August 27, 2015.

•	In July 2015, we announced that the European Commission granted marketing authorization for Repatha™ for the treatment of high cholesterol, as an adjunct to diet:

◦	In combination with statins or other lipid-lowering therapies in patients unable to control their low-density lipoprotein cholesterol with maximum tolerated statin doses, or

◦	Alone or in combination with other lipid-lowering therapies in patients who are statin intolerant or for whom a statin is contraindicated.
Repatha™ is also approved in the European Union (EU) in combination with other lipid-lowering agents in patients with homozygous familial hypercholesterolemia (age 12 and over).
Inflammation
Brodalumab

•
In May 2015, we announced that we commenced termination of our participation in the co-development and commercialization of brodalumab with AstraZeneca. The decision was based on events of suicidal ideation and behavior in the brodalumab program.

Neuroscience
AMG 334

•	In July 2015, we announced that we initiated phase 3 studies in episodic migraine.
Oncology
Kyprolis®

•
In July 2015, we announced that we submitted a supplemental New Drug Application (sNDA) to the FDA for Kyprolis® to seek an expanded indication for the treatment of patients with relapsed multiple myeloma, who have received at least one prior therapy, based on data from the global phase 3 ENDEAVOR (RandomizEd, OpeN Label, Phase 3 Study of Carfilzomib Plus DExamethAsone Vs Bortezomib Plus DexamethasOne in Patients With Relapsed Multiple Myeloma) trial.

•
In July 2015, we announced that the FDA approved the sNDA for Kyprolis® in combination with Revlimid® (lenalidomide) and dexamethasone for the treatment of patients with multiple myeloma who have received one to three prior lines of therapy, based on the phase 3 ASPIRE (CArfilzomib, Lenalidomide, and DexamethaSone versus Lenalidomide and Dexamethasone for the treatment of PatIents with Relapsed Multiple MyEloma) trial.

Prolia®

•
In June 2015, we announced that the phase 3 study evaluating the treatment effect of adjuvant Prolia® therapy in postmenopausal women with early hormone receptor positive breast cancer receiving aromatase inhibitor therapy, met its primary endpoint.

Talimogene laherparepvec

•
In April 2015, the Cellular, Tissue and Gene Therapies Advisory Committee and the Oncologic Drugs Advisory Committee of the FDA jointly reviewed our talimogene laherparepvec BLA, with a majority voting that talimogene laherparepvec has a favorable risk-benefit profile for the treatment of injectable regionally or distantly metastatic melanoma. The FDA PDUFA target action date for our BLA is October 27, 2015.

Vectibix®

•	In June 2015, we announced that the phase 3 study evaluating Vectibix® and best supportive care met its primary endpoint.
Selected financial information
The following is an overview of our results of operations (dollar amounts in millions, except per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Product sales:
U.S.	$4,105	$3,758	9%	$7,876	$7,047	12%
Rest of the world (ROW)	1,120	1,191	(6)%	2,223	2,258	(2)%
Total product sales	5,225	4,949	6%	10,099	9,305	9%
Other revenues	145	231	(37)%	304	396	(23)%
Total revenues	$5,370	$5,180	4%	$10,403	$9,701	7%
Operating expenses	$3,294	$3,278	—%	$6,305	$6,435	(2)%
Operating income	$2,076	$1,902	9%	$4,098	$3,266	25%
Net income	$1,653	$1,547	7%	$3,276	$2,620	25%
Diluted EPS	$2.15	$2.01	7%	$4.26	$3.41	25%
Diluted shares	768	768	—%	769	768	—%
The increase in global product sales for the three months ended June 30, 2015, was driven by ENBREL, Prolia®, Sensipar®, Kyprolis® and XGEVA®. The increase in global product sales for the six months ended June 30, 2015, was driven by ENBREL, Prolia®, Sensipar®, XGEVA® and Kyprolis®.
Other revenues for the three and six months ended June 30, 2014, included the receipt of a $30-million milestone payment.
The decrease in operating expenses for the six months ended June 30, 2015, was driven primarily as a result of savings from transformation and process improvement efforts under our restructuring plan, offset partially by increased investments for launching new products.
Increases in net income and diluted EPS for the three and six months ended June 30, 2015, were driven by increases in operating income.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impacts from changes in foreign currency exchange rates were not material for the three and six months ended June 30, 2015 and 2014.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Neulasta®/NEUPOGEN®	$1,414	$1,429	(1)%	$2,794	$2,808	—%
ENBREL	1,348	1,243	8%	2,464	2,231	10%
XGEVA®	331	299	11%	671	578	16%
Prolia®	340	264	29%	612	460	33%
EPOGEN®	491	512	(4)%	1,025	974	5%
Aranesp®	479	517	(7)%	959	977	(2)%
Sensipar®/Mimpara®	344	298	15%	678	568	19%
Other products	478	387	24%	896	709	26%
Total product sales	$5,225	$4,949	6%	$10,099	$9,305	9%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the: (i) Overview, Item 1. Business—Marketing, Distribution and Selected Marketed Products, Item 1A. Risk Factors and Item 7—Product Sales in our Annual Report on Form 10-K for the year ended December 31, 2014, and (ii) Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.
Neulasta®/NEUPOGEN®
Total Neulasta®/NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Neulasta®— U.S.	$953	$895	6%	$1,875	$1,747	7%
Neulasta®— ROW	205	238	(14)%	417	476	(12)%
Total Neulasta®	1,158	1,133	2%	2,292	2,223	3%
NEUPOGEN®— U.S.	191	214	(11)%	372	428	(13)%
NEUPOGEN®— ROW	65	82	(21)%	130	157	(17)%
Total NEUPOGEN®	256	296	(14)%	502	585	(14)%
Total Neulasta®/NEUPOGEN®	$1,414	$1,429	(1)%	$2,794	$2,808	—%
The increases in global Neulasta® sales for the three and six months ended June 30, 2015, were driven primarily by an increase in the average net sales price in the United States, offset partially by unfavorable changes in foreign currency exchange rates. The decreases in global NEUPOGEN® sales for the three and six months ended June 30, 2015, were driven primarily by a decrease in unit demand due to the impact of short-acting competition.
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
On March 6, 2015, Sandoz, a Novartis company, announced that the FDA approved its biosimilar filgrastim, Zarxio™, for all indications then included in the reference product’s (NEUPOGEN®) label. The Sandoz biosimilar filgrastim is the subject of ongoing litigation between us and Sandoz. On July 21, 2015, the Federal Circuit Court concluded that a biosimilar applicant must give 180-day advance notice of first commercial marketing after the FDA has licensed the biosimilar product. Accordingly, the Federal Circuit Court entered an order that its previously entered injunction be extended through September 2, 2015 (180 days from Sandoz’s notice given after FDA approval). See Note 13, Contingencies and commitments, to the condensed consolidated financial statements for further discussion.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
ENBREL — U.S.	$1,280	$1,171	9%	$2,332	$2,095	11%
ENBREL — Canada	68	72	(6)%	132	136	(3)%
Total ENBREL	$1,348	$1,243	8%	$2,464	$2,231	10%
The increases in ENBREL sales for the three and six months ended June 30, 2015, were driven primarily by an increase in the average net sales price, offset partially by a decline in units.
XGEVA® and Prolia®
Total XGEVA® and total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
XGEVA® — U.S.	$234	$207	13%	$479	$407	18%
XGEVA® — ROW	97	92	5%	192	171	12%
Total XGEVA®	331	299	11%	671	578	16%
Prolia® — U.S.	215	159	35%	385	278	38%
Prolia® — ROW	125	105	19%	227	182	25%
Total Prolia®	340	264	29%	612	460	33%
Total XGEVA®/Prolia®	$671	$563	19%	$1,283	$1,038	24%
The increases in global XGEVA® and Prolia® sales for the three and six months ended June 30, 2015, were driven by increases in unit demand.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
EPOGEN® — U.S.	$491	$512	(4)%	$1,025	$974	5%
The decrease in EPOGEN® sales for the three months ended June 30, 2015, was driven primarily by a decline in units resulting from a shift in dialysis sales to Aranesp® and, to a lesser extent, competition, offset partially by an increase in the average net sales price.
The increase in EPOGEN® sales for the six months ended June 30, 2015, was driven by an increase in the average net sales price, offset partially by a decline in units resulting from a shift in dialysis sales to Aranesp® and, to a lesser extent, competition.
Our final material U.S. patent for EPOGEN® expired in May 2015. We face competition in the United States, which may have a material adverse impact over time on EPOGEN® sales. Currently, in the United States, EPOGEN® and Aranesp® compete with MIRCERA®, which F. Hoffman-La Roche Ltd. (Roche) began selling in October 2014 and, as of May 2015, licensed commercialization rights in the United States to Galenica Group. MIRCERA® competes with Aranesp® in the nephrology segment only. On December 16, 2014, Hospira, Inc. submitted a BLA to the FDA for Retacrit™, a proposed biosimilar to EPOGEN®, under the abbreviated pathway.

Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Aranesp® — U.S.	$223	$223	—%	$412	$400	3%
Aranesp® — ROW	256	294	(13)%	547	577	(5)%
Total Aranesp®	$479	$517	(7)%	$959	$977	(2)%
The decreases in global Aranesp® sales for the three and six months ended June 30, 2015, were driven primarily by unfavorable changes in foreign currency exchange rates, price declines outside the United States, and positive Medicaid rebate estimate adjustments in the prior year. These unfavorable changes were offset partially by higher unit demand, including the shift from EPOGEN® in the United States.
Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Sensipar® — U.S.	$261	$204	28%	$502	$382	31%
Sensipar®/Mimpara® — ROW	83	94	(12)%	176	186	(5)%
Total Sensipar®/Mimpara®	$344	$298	15%	$678	$568	19%
The increases in global Sensipar®/Mimpara® sales for the three and six months ended June 30, 2015, were driven primarily by an increase in unit demand and an increase in the U.S. average net sales price, offset partially by unfavorable changes in foreign currency exchange rates.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Vectibix® — U.S.	$52	$36	44%	$99	$75	32%
Vectibix® — ROW	108	96	13%	183	160	14%
Nplate® — U.S.	73	62	18%	151	124	22%
Nplate® — ROW	52	56	(7)%	100	107	(7)%
Kyprolis® — U.S.	112	75	49%	209	137	53%
Kyprolis® — ROW	7	3	*	18	9	100%
Other — U.S.	20	—	N/A	35	—	N/A
Other — ROW	54	59	(8)%	101	97	4%
Total other products	$478	$387	24%	$896	$709	26%
Total U.S. — other products	$257	$173	49%	$494	$336	47%
Total ROW — other products	221	214	3%	402	373	8%
Total other products	$478	$387	24%	$896	$709	26%
* Change in excess of 100%

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Cost of sales	$1,089	$1,081	1%	$2,122	$2,171	(2)%
% of product sales	20.8%	21.8%		21.0%	23.3%
% of total revenues	20.3%	20.9%		20.4%	22.4%
Research and development	$964	$1,018	(5)%	$1,858	$2,045	(9)%
% of product sales	18.4%	20.6%		18.4%	22.0%
% of total revenues	18.0%	19.7%		17.9%	21.1%
Selling, general and administrative	$1,160	$1,136	2%	$2,186	$2,159	1%
% of product sales	22.2%	23.0%		21.6%	23.2%
% of total revenues	21.6%	21.9%		21.0%	22.3%
Other	$81	$43	88%	$139	$60	*
* Change in excess of 100%
Restructuring
During the second half of 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules while improving our cost structure. We continue to estimate that this restructuring plan will result in pre-tax accounting charges in the range of $935 million to $1,035 million, of which $713 million was incurred through June 30, 2015. During the three and six months ended June 30, 2015, we incurred $63 million and $155 million, respectively, of restructuring costs. We expect that most of the remaining estimated costs will be incurred during the remainder of 2015 to support our ongoing transformation and process improvement efforts.
Net savings are not expected to be significant in 2015 due to investments in new product launches and external business development.
Additional disclosure information required for our restructuring plan is incorporated herein by reference to Note 2, Restructuring, to the condensed consolidated financial statements.
Cost of sales
Cost of sales decreased to 20.3% and 20.4% of total revenues for the three and six months ended June 30, 2015, respectively. The decreases were driven by lower royalties and higher average net sales prices. The six months ended June 30, 2014 also included a $99-million charge related to the termination of the supply contract with Roche as a result of acquiring the licenses to filgrastim and pegfilgrastim in certain territories effective January 1, 2014.
Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 18.5% and 18.6% of total revenues for the three and six months ended June 30, 2015, respectively, compared with 19.0% and 20.4% for the corresponding periods of the prior year. See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The decrease in R&D expenses for the three months ended June 30, 2015, was driven primarily by decreased costs associated with Discovery Research and Translational Sciences (DRTS) of $76 million, offset partially by increased costs in later stage clinical programs support and marketed products support of $16 million and $6 million, respectively.
The decrease in R&D expenses for the six months ended June 30, 2015, was driven by decreased costs associated with DRTS, marketed products support and later stage clinical programs support of $163 million, $18 million and $6 million, respectively. All categories of R&D spend benefited from savings from transformation and process improvement efforts under our restructuring plan. Throughout the remainder of 2015 these savings are expected to be offset partially by investments in support of our launch products as well as reinvestment in DRTS.

Selling, general and administrative
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2015 were due to increased expenses related to new product launches, offset partially by savings from transformation and process improvement efforts under our restructuring plan.
Other
Other operating expenses for the three and six months ended June 30, 2015, included a legal proceeding charge of $71 million and certain charges related to our restructuring plan, primarily severance, of $10 million and $67 million, respectively.
Other operating expenses for the three and six months ended June 30, 2014, included certain charges related to our cost savings initiatives, primarily severance, of $23 million and $38 million, respectively, and increases to the estimated aggregate fair value of the contingent consideration obligations of $14 million and $15 million, respectively.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest expense, net	$277	$282	$529	$541
Interest and other income, net	$198	$138	$304	$237
Provision for income taxes	$344	$211	$597	$342
Effective tax rate	17.2%	12.0%	15.4%	11.5%
Interest expense, net
The decreases in interest expense, net for the three and six months ended June 30, 2015, were due primarily to the recognition of expenses in connection with the repayment of the Master Repurchase Agreement in the second quarter of 2014.
Interest and other income, net
The increases in interest and other income, net for the three and six months ended June 30, 2015, were due primarily to higher interest income as a result of higher average cash balances and the gain on the sale of a strategic investment, offset partially by net losses on sales of interest-bearing securities recognized in the current year periods.
Income taxes
The increase in our effective tax rate for the three months ended June 30, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses. The increase in our effective tax rate for the six months ended June 30, 2015, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by a state tax audit settlement in the three months ended March 31, 2015.
Excluding the impact of the Puerto Rico excise tax, our effective tax rate for the three and six months ended June 30, 2015, would have been 20.6% and 18.9%, respectively, compared with 16.7% and 16.2% for the corresponding periods of the prior year.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	June 30, 2015	December 31, 2014
Cash, cash equivalents and marketable securities	$29,993	$27,026
Total assets	$71,209	$69,009
Current portion of long-term debt	$1,250	$500
Long-term debt	$30,702	$30,215
Stockholders’ equity	$27,484	$25,778

The Company intends to continue to return capital to stockholders through the payment of cash dividends and share repurchases, reflecting our confidence in the future cash flows of our business. Whether and when we declare dividends and the size of any dividend could be affected by a number of factors. In addition, the number of shares repurchased and the timing of such repurchases will vary based on a number of factors, including the stock price, the availability of financing on acceptable terms, the amount and timing of dividend payments and blackout periods in which we are restricted from repurchasing shares; and the manner of purchases may include private block purchases, tender offers and market transactions. See our Annual Report on Form 10-K for the year ended December 31, 2014, Part 1, Item 1A. Risk Factors—There can be no assurance that we will continue to declare cash dividends or that we will repurchase stock.
In December 2014 and March 2015 the Board of Directors declared quarterly cash dividends of $0.79 per share of common stock, which were paid on March 6 and June 5, 2015, respectively. In July 2015, the Board of Directors declared a quarterly cash dividend of $0.79 per share of common stock, which will be paid on September 8, 2015.
The Company also returns capital to stockholders through its stock repurchase program. Repurchase activity under the program was temporarily suspended from the second quarter of 2013 through the third quarter of 2014, and we reinitiated repurchase activity during the fourth quarter of 2014. During the six months ended June 30, 2015, we repurchased $966 million of stock (cash settlement of stock repurchases totaled $940 million). As of June 30, 2015, $2.9 billion remained available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as U.S. funds) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2014, Part 1, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
A significant portion of our operating cash flows is dependent on the timing of payments from our customers located in the United States and, to a lesser extent, our customers outside the United States, which include government-owned or -supported healthcare providers (government healthcare providers). Payments from these government healthcare providers are dependent in part on the economic stability and creditworthiness of their applicable country. Historically, some payments from a number of European government healthcare providers have extended beyond the contractual terms of sale, and regional economic uncertainty continues. In particular, credit and economic conditions in Southern Europe, particularly in Spain, Italy, Greece and Portugal, continue to adversely impact the timing of collections of our trade receivables in this region. As of June 30, 2015 and December 31, 2014, accounts receivable in these four countries totaled $275 million and $223 million, respectively. Although economic conditions in this region may continue to affect the average length of time it takes to collect payments, to date we have not incurred any significant losses related to these receivables; and the timing of payments in these countries has not had nor is it currently expected to have a material adverse impact on our overall operating cash flows. However, if government funding for healthcare were to become unavailable in these countries or if significant adverse adjustments to past payment practices were to occur, we might not be able to collect the entire balance of these receivables. We will continue working closely with these customers, monitoring the economic situation and taking appropriate actions as necessary.
Of our total cash, cash equivalents and marketable securities balances totaling $30.0 billion as of June 30, 2015, approximately $27.5 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional U.S. federal and state income taxes at the applicable marginal tax rates.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan Credit Facility each includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of June 30, 2015.

Cash flows
Our cash flow activities were as follows (in millions):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$4,143	$3,369
Net cash used in investing activities	$(3,311)	$(3,223)
Net cash (used in) provided by financing activities	$(768)	$401
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2015, benefited from an improvement in our operating margin and the effective termination of foreign currency forward contracts that resulted in receipt of $247 million in cash, offset partially by the timing of payments to vendors and tax authorities as well as receipts from customers, including the impact of $100 million received under a government-funded program in Spain during the prior year period.
Investing
Cash used in investing activities during the six months ended June 30, 2015, was due primarily to net activity related to marketable securities of $3.0 billion and capital expenditures of $251 million, offset partially by proceeds from the sale of property, plant and equipment of $226 million. Cash used in investing activities during the six months ended June 30, 2014, was due primarily to net activity related to marketable securities and restricted investments of $2.6 billion and capital expenditures of $345 million. Capital expenditures during the six months ended June 30, 2015 and 2014 were associated primarily with manufacturing capacity expansions in various locations, as well as other site developments. We currently estimate 2015 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash used in financing activities during the six months ended June 30, 2015, was due primarily to the payment of dividends of $1.2 billion, repurchases of common stock of $940 million and the settlement of an obligation incurred in the connection with the acquisition of Onyx of $225 million, offset partially by proceeds from the issuance of debt, net of repayments of $1.3 billion. Cash provided by financing activities during the six months ended June 30, 2014, was due primarily to proceeds from the issuance of debt, net of repayments of $1.1 billion, offset partially by the payment of dividends of $923 million.
See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our critical accounting policies during the six months ended June 30, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014, and is incorporated herein by reference. There were no material changes during the six months ended June 30, 2015, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Management determined that, as of June 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2015, and Note 12, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the year ended December 31, 2014, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2014, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
Our current products and products in development cannot be sold without regulatory approval.
Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. The approval by regulatory authorities of our product candidates will depend on the assessment by such regulatory authorities of the benefit-risk profile reflected by the totality of the efficacy and safety information available for our product candidates. Decisions by regulatory authorities regarding labeling, ingredients and other matters could adversely affect the approval and availability of our products. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions. The sanctions could include the FDA’s or foreign regulatory authorities’ refusal to approve pending applications, delays in obtaining or withdrawals of approvals, delay or suspension of clinical trials, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties and/or criminal prosecution.

Obtaining and maintaining regulatory approval has been and will continue to be increasingly difficult, time-consuming and costly. There may be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to comparative products can be shown. Also, legislative bodies or regulatory agencies could enact new laws or regulations or change existing laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products or product candidates. For example, the EU has new legislation, which will apply as early as mid-2016, related to the conduct of clinical trials. While the aim of the new legislation is improvement in operational efficiency and a streamlining of the overall clinical trial authorization process, the new requirements also provide for increased transparency of clinical trial results and submission of quality data relating to the products and product candidates used for such trials. Starting in 2016, the EMA expects to make certain clinical trial reports publicly available, which may limit our ability to protect competitively-sensitive information contained in our clinical trial reports. Failure to comply with new laws or regulations could result in significant monetary penalties as well as reputational and other harms. We are unable to predict when and whether any further changes to laws or regulatory policies affecting our business could occur, such as efforts to reform medical device regulation or the pedigree requirements for medical products or to implement new requirements for combination products, and whether such changes could have a material adverse effect on our business and results of operations.
Regulatory authorities may also question the sufficiency for approval of the endpoints we select for our clinical trials. For example, questions remain about regulatory authorities’ views regarding the adequacy for approval of therapeutic oncology products that have demonstrated a statistically significant improvement in endpoints such as progression-free survival (PFS) or Durable Response Rate (DRR) but have not shown a statistically significant improvement in overall survival. A number of our products and product candidates have been evaluated in clinical trials using endpoints other than overall survival, such as PFS, DRR, and bone-metastasis-free survival (BMFS). The use of endpoints such as PFS, DRR, or BMFS, in the absence of other measures of clinical benefit, may not be sufficient for approval even when such results are statistically significant. Regulatory authorities could also add new requirements, such as the completion of an outcomes study or a meaningful portion of an outcomes study, as conditions for obtaining approval or obtaining an indication. The imposition of additional requirements may delay our clinical development and regulatory filing efforts, and delay or prevent us from obtaining regulatory approval for new product candidates, new indications for existing products or maintenance of our current labels.
Some of our products are approved by U.S. and foreign regulatory authorities on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, in July 2012 our subsidiary Onyx Pharmaceuticals received accelerated approval for Kyprolis® used as a single agent in the United States, with full approval conditioned on us conducting additional clinical trials of the use of Kyprolis® as a therapy in treating multiple myeloma. In July 2015, the FDA expanded the indication by giving Kyprolis® full approval when used in combination with two other therapies. (See Part 1, Item 2. MD&A—Significant developments.) However, when used as a single agent, Kyprolis® remains under its original conditional, or accelerated, approval. Regulatory authorities are placing greater focus on monitoring products originally approved on an accelerated or conditional basis and on whether the sponsors of such products have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the requirements of regulators that were conditions of our products' accelerated or conditional approval and/or if regulators re-evaluate the data or risk-benefit profile of our product in connection with a renewal assessment, our conditional approval may be revoked or not renewed or we may not receive full approval for these products or may be required to change the products' labeled indications or even withdraw the products from the market.
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator sponsored studies, or as our marketed products are used in clinical practice. We are required to continuously collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In 2012, pharmacovigilance legislation became effective in the EU that enhanced the authority of European regulators to require companies to conduct additional post-approval clinical efficacy and safety studies and increased the requirement on sponsor companies to analyze and evaluate the risk-benefit profiles of their products. If regulatory agencies determine that we or other parties (including our clinical trial investigators or licensees of our products) have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety problems or signals occurring with respect to products that are similar to ours and that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:

•	revised or restrictive labeling for our products, or the potential for restrictive labeling that may result in our decision not to commercialize a product candidate;

•	requirement of risk management activities or other regulatory agency compliance actions related to the promotion and sale of our products;

•	mandated post-marketing commitments or pharmacovigilance programs for our approved products;

•	product recalls of our approved products;

•	revocation of approval for our products from the market completely, or within particular therapeutic areas or patient types;

•	increased timelines or delays in being approved by the FDA or other regulatory bodies; and/or

•	fewer treatments or product candidates being approved by regulatory bodies.
For example, since 2006, when adverse safety results involving erythropoiesis-stimulating agents (ESAs) were observed, ESAs continue to be the subject of ongoing review and scrutiny. Reviews by regulatory authorities of the risk-benefit profile of ESAs has resulted in and may continue to result in changes to ESA labeling and usage in both the oncology and nephrology clinical settings. In addition, on May 22, 2015, we announced that we commenced termination of our participation in the co-development and commercialization of brodalumab with AstraZeneca. The decision was based on events of suicidal ideation and behavior in the brodalumab program, which we believe likely would necessitate restrictive labeling that would limit the appropriate patient population.
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of nine products currently manufactured, marketed and sold by other pharmaceutical companies. In many markets there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the Patient Protection and Affordable Care Act provided for such a pathway; while the FDA is working to implement it, significant questions remain as to how products will be approved under the pathway. (See our Annual Report on Form 10-K for the year ended December 31, 2014, Part 1, Item 1A. Risk Factors—We expect to face increasing competition from biosimilars.) Delays or uncertainties in the development of such pathways could result in delays or difficulties in getting our products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Additionally, biosimilar products may be subject to patent dispute resolution and/or patent infringement litigation, which could delay or prevent the commercial launch of a product.
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
These or other problems may result in our being unable to supply our products, which could materially and adversely affect our product sales, business and operating results. Our Puerto Rico facility is also subject to the same difficulties, disruptions or delays in manufacturing experienced in our other manufacturing facilities. For example, the limited number of lots of EPOGEN® voluntarily recalled in 2010 were manufactured at our Puerto Rico facility. In future inspections, our failure to adequately address the FDA's expectations could lead to further inspections of the facility or regulatory actions. (See our Annual Report on Form 10-K for the year ended December 31, 2014, Part 1, Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.) In June 2015, Puerto Rico’s governor stated that Puerto Rico was not able to pay its roughly $72 billion in debt, and on August 3, 2015, Puerto Rico failed to make a $58 million bond payment. If the P uerto Rico government were not able to restructure the debt obligations or get forbearance on debt payments, it could impact the territorial government’s provision of utilities or other services in Puerto Rico that we use in the operation of our business, result in migration of workers from Puerto Rico to the mainland United States and make it more expensive or difficult for us to operate in Puerto Rico.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2015, we had one outstanding stock repurchase program. Our repurchase activity for the three months ended June 30, 2015, was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
April 1 - April 30	532,300	$160.76	532,300	$3,310,258,090
May 1 - May 31	1,027,900	159.15	1,027,900	3,146,663,762
June 1 - June 30	1,694,000	156.74	1,694,000	2,881,142,334
	3,254,200	$158.16	3,254,200

(1)	In October 2014, our Board of Directors authorized an increase that resulted in a total of $4.0 billion available under the stock repurchase program.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	August 5, 2015	By:	/S/ DAVID W. MELINE
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

4.21
Officer’s Certificate of Amgen Inc., dated May 1, 2015, including forms of the Company’s 2.125% Senior Notes due 2020, 2.700% Senior Notes due 2022, 3.125% Senior Notes due 2025 and 4.400% Senior Notes. 9Add due 2045. (Filed as an exhibit on Form 8-K on May 1, 2015 and incorporated herein by reference.)

10.1+	Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 8, 2013 and incorporated herein by reference.)

10.2+
First Amendment to Amgen Inc. Amended and Restated 2009 Equity Incentive Plan, effective March 4, 2015. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2015 on April 27, 2015 and incorporated herein by reference.)

10.3+
Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.4+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on May 14, 2015.)

10.5+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.6+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on May 14, 2015).

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

10.18+*	Agreement between Amgen Inc. and Jonathan Graham, dated May 11, 2015.

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

10.42
Fourth Amendment to Collaboration Agreement, dated October 11, 2011, by and between Bayer Corporation and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 by Onyx Pharmaceuticals, Inc. on February 27, 2012 and incorporated herein by reference.)

10.43*	Side Letter Regarding Collaboration Agreement, dated May 29, 2015, by and between Bayer HealthCare LLC and Onyx Pharmaceuticals, Inc.

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