Form 10-Q/A
period 2015-06-30
AMGEN INC
filed 2015-08-06
CIK 318154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Amgen Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 5, 2015 (the “Original Filing Date”). This Amendment No. 1 is being filed solely to provide the correct Exhibit 10.18 (the “Exhibit”).

Except for the corrected Exhibit, this Amendment No. 1 does not amend any other information set forth in the Form 10-Q. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Form 10-Q. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Item 6.	EXHIBITS

Reference is made to the Index to Exhibits included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc. (Registrant)

Date: August 6, 2015	By:	/s/ David W. Meline
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

4.6

Officer’s Certificate of Amgen Inc., dated January 1, 1992, as supplemented by the First Supplemental Indenture, dated February 26, 1997, establishing a series of securities entitled “8 1/8% Debentures due April 1, 2097.” (Filed as an exhibit to Form 8-K on April 8, 1997 and incorporated herein by reference.)

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

4.9

Officers’ Certificate of Amgen Inc., dated May 30, 2007, including forms of the Company’s Senior Floating Rate Notes due 2008, 5.85% Senior Notes due 2017 and 6.375% Senior Notes due 2037. (Filed as an exhibit to Form 8-K on May 30, 2007 and incorporated herein by reference.)

4.10

Officers’ Certificate of Amgen Inc., dated May 23, 2008, including forms of the Company’s 6.15% Senior Notes due 2018 and 6.90% Senior Notes due 2038. (Filed as exhibit to Form 8-K on May 23, 2009 and incorporated herein by reference.)

4.11

Officers’ Certificate of Amgen Inc., dated January 16, 2009, including forms of the Company’s 5.70% Senior Notes due 2019 and 6.40% Senior Notes due 2039. (Filed as exhibit to Form 8-K on January 16, 2009 and incorporated herein by reference.)

4.12

Officers’ Certificate of Amgen Inc., dated March 12, 2010, including forms of the Company’s 4.50% Senior Notes due 2020 and 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 15, 2010 and incorporated herein by reference.)

4.13

Officers’ Certificate of Amgen Inc., dated September 16, 2010, including forms of the Company’s 3.45% Senior Notes due 2020 and 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

4.14

Officers’ Certificate of Amgen Inc., dated June 30, 2011, including forms of the Company’s 2.30% Senior Notes due 2016, 4.10% Senior Notes due 2021 and 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

4.15

Officers’ Certificate of Amgen Inc., dated November 10, 2011, including forms of the Company’s 1.875% Senior Notes due 2014, 2.50% Senior Notes due 2016, 3.875% Senior Notes due 2021 and 5.15% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on November 10, 2011 and incorporated herein by reference.)

Exhibit No.	Description

4.16

Officers’ Certificate of Amgen Inc., dated December 5, 2011, including forms of the Company’s 4.375% Senior Notes due 2018 and 5.50% Senior Notes due 2026. (Filed as an exhibit to Form 8-K on December 5, 2011 and incorporated herein by reference.)

4.17

Officers’ Certificate of Amgen Inc., dated May 15, 2012, including forms of the Company’s 2.125% Senior Notes due 2017, 3.625% Senior Notes due 2022 and 5.375% Senior Notes due 2043. (Filed as an exhibit to Form 8-K on May 15, 2012 and incorporated herein by reference.)

4.18

Officers’ Certificate of Amgen Inc., dated September 13, 2012, including forms of the Company’s 2.125% Senior Notes due 2019 and 4.000% Senior Notes due 2029. (Filed as an exhibit to Form 8-K on September 13, 2012 and incorporated herein by reference.)

4.19

Indenture, dated May 22, 2014, between Amgen Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Filed as an exhibit to Form 8-K on May 22, 2014 and incorporated herein by reference.)

4.20

Officers’ Certificate of Amgen Inc., dated May 22, 2014, including forms of the Company’s Senior Floating Rate Notes due 2017, Senior Floating Rate Notes due 2019, 1.250% Senior Notes due 2017, 2.200% Senior Notes due 2019 and 3.625% Senior Notes due 2024. (Filed as an exhibit to Form 8-K on May 22, 2014 and incorporated herein by reference.)

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

10.4+**	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on May 14, 2015.)

10.5+

Amgen Inc. 2009 Performance Award Program. (As Amended on December 13, 2013.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2013 on February 24, 2014 and incorporated herein by reference.)

10.6+**	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on May 14, 2015).

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

10.24	Amendment No. 14 to the Shareholders’ Agreement, dated March 26, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

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

10.43**	Side Letter Regarding Collaboration Agreement, dated May 29, 2015, by and between Bayer HealthCare LLC and Onyx Pharmaceuticals, Inc.

Exhibit No.	Description

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

31*	Rule 13a-14(a) Certifications.

32***	Section 1350 Certifications.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(*	= filed herewith)
(**	= previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)
(***

= previously furnished and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015)

(+	= management contract or compensatory plan or arrangement)