Form 10-Q
period 2016-03-31
AMGEN INC
filed 2016-05-02
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37702
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of April 25, 2016, the registrant had 751,217,078 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues:
Product sales	$5,239	$4,874
Other revenues	288	159
Total revenues	5,527	5,033

Operating expenses:
Cost of sales	1,018	1,033
Research and development	872	894
Selling, general and administrative	1,203	1,026
Other	32	58
Total operating expenses	3,125	3,011

Operating income	2,402	2,022

Interest expense, net	294	252
Interest and other income, net	150	106

Income before income taxes	2,258	1,876

Provision for income taxes	358	253

Net income	$1,900	$1,623

Earnings per share:
Basic	$2.52	$2.13
Diluted	$2.50	$2.11

Shares used in calculation of earnings per share:
Basic	753	761
Diluted	760	770

Dividends paid per share	$1.00	$0.79

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net income	$1,900	$1,623
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains (losses)	33	(173)
Effective portion of cash flow hedges	(179)	178
Net unrealized gains on available-for-sale securities	358	140
Other comprehensive income, net of tax	212	145
Comprehensive income	$2,112	$1,768

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,896	$4,144
Marketable securities	31,844	27,238
Trade receivables, net	3,078	2,995
Inventories	2,572	2,435
Other current assets	1,816	1,703
Total current assets	42,206	38,515

Property, plant and equipment, net	4,885	4,907
Intangible assets, net	11,448	11,641
Goodwill	14,804	14,787
Other assets	1,773	1,599
Total assets	$75,116	$71,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818	$965
Accrued liabilities	5,458	5,452
Current portion of long-term debt	2,247	2,247
Total current liabilities	8,523	8,664

Long-term debt	32,060	29,182
Long-term deferred tax liability	2,202	2,239
Other noncurrent liabilities	3,649	3,281

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—751.3 shares in 2016 and 754.0 shares in 2015	30,588	30,649
Accumulated deficit	(1,638)	(2,086)
Accumulated other comprehensive loss	(268)	(480)
Total stockholders’ equity	28,682	28,083
Total liabilities and stockholders’ equity	$75,116	$71,449

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,900	$1,623
Depreciation and amortization	521	524
Stock-based compensation expense	52	70
Deferred income taxes	(68)	(45)
Other items, net	135	(43)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(98)	(9)
Inventories	(133)	51
Other assets	(249)	(139)
Accounts payable	(150)	(217)
Accrued income taxes	(6)	85
Other liabilities	11	(418)
Net cash provided by operating activities	1,915	1,482
Cash flows from investing activities:
Purchases of property, plant and equipment	(156)	(118)
Purchases of marketable securities	(8,595)	(6,931)
Proceeds from sales of marketable securities	3,898	4,999
Proceeds from maturities of marketable securities	458	1,201
Other	5	(103)
Net cash used in investing activities	(4,390)	(952)
Cash flows from financing activities:
Net proceeds from issuance of debt	2,909	—
Repayment of debt	(125)	(125)
Repurchases of common stock	(676)	(464)
Dividends paid	(752)	(599)
Settlement of contingent consideration obligation	—	(225)
Other	(129)	16
Net cash provided by (used in) financing activities	1,227	(1,397)
Decrease in cash and cash equivalents	(1,248)	(867)
Cash and cash equivalents at beginning of period	4,144	3,731
Cash and cash equivalents at end of period	$2,896	$2,864

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2016 and 2015, is unaudited but includes all adjustments (consisting of only normal recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $7.4 billion and $7.3 billion as of March 31, 2016, and December 31, 2015, respectively.
Recent accounting pronouncements and reclassifications
During the three months ended March 31, 2016, we adopted a new accounting standard that amends the presentation for debt issuance costs. See Note 9, Financing arrangements.
During the three months ended March 31, 2016, we adopted a new accounting standard that amends certain aspects of the accounting for employee share-based payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. See Note 4, Income taxes. Previously, such amounts were recognized as an increase and decrease in common stock and additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the Provision for income taxes for the three months ended March 31, 2016, includes $77 million of excess tax benefits arising from share-based payments. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that: (i) excess income tax benefits and deficiencies be classified in cash flows from operating activities (such amounts were previously included in cash flows from financing activities), and (ii) cash paid to taxing authorities arising from the withholding of shares from employees be classified in cash flows from financing activities (such amounts were previously included in cash flows from operating activities). We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, we reclassified $153 million of excess tax benefits from cash flows provided by financing activities to cash flows provided by operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015, to conform to the current year presentation. Cash flows paid to taxing authorities arising from withholding of shares from employees were not material in the prior year period.
In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted using either a full retrospective or a modified retrospective approach. We are currently evaluating the impact that the revenue standards will have on our consolidated financial statements and determining the transition method that we will apply.
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
In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about their leasing arrangements. The new standard is effective for interim and annual periods beginning on January 1, 2019. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
Prior-period amounts for changes in Accounts payable have been reclassified to changes in Other liabilities on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015, to conform to the current year presentation.
2. Restructuring
We continue to execute on the transformation and process improvement efforts announced in 2014. As part of these efforts, we committed to a more focused operating model. Our transformation and process improvement efforts across the Company are enabling us to reallocate resources to fund many of our innovative pipeline and growth opportunities to deliver value to patients and stockholders. The transformation and process improvement efforts include a restructuring, which is delivering cost savings and funding investments. As part of the restructuring, we are closing our facilities in Washington state and Colorado and reducing the number of buildings we occupy at our headquarters in Thousand Oaks, California, as well as at other locations.
We continue to estimate that we will incur $800 million to $900 million of pre-tax charges in connection with our restructuring, including: (i) separation and other headcount-related costs of $535 million to $585 million with respect to staff reductions, and (ii) asset-related charges of $265 million to $315 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities. Through March 31, 2016, we have incurred $463 million of separation and other headcount-related costs and $205 million of asset-related charges. We expect that we will incur most of the remaining estimated costs during the remainder of 2016 and 2017 in order to support our ongoing transformation and process improvement efforts.
The amounts related to the restructuring recorded during the three months ended March 31, 2016, were not significant. As of March 31, 2016, the total restructuring liability decreased to $38 million, due primarily to payments related to separation costs.
3. Business combinations
Dezima Pharma B.V.
On October 14, 2015, we acquired all of the outstanding stock of Dezima Pharma B.V. (Dezima), a privately-held, Netherlands-based biotechnology company focused on developing innovative treatments for dyslipidemia. Dezima’s lead molecule is AMG 899 (formerly TA-8995), an oral, once-daily cholesteryl ester transfer protein inhibitor that has completed certain phase 2 trials. This transaction was accounted for as a business combination. Upon its acquisition, Dezima became a wholly owned subsidiary of Amgen, and its operations have been included in our consolidated financial statements commencing on the acquisition date.
The aggregate acquisition date consideration to acquire Dezima consisted of (in millions):

Total cash paid to former shareholders of Dezima	$300
Fair value of contingent consideration obligations	110
Total consideration	$410
In connection with this acquisition, we are obligated to make additional payments to the former shareholders of Dezima of up to $1.25 billion contingent upon the achievement of certain development and sales-related milestones. In addition, low-single-digit royalties will be paid on net product sales above a certain threshold. The estimated fair values of the contingent consideration obligations aggregated to $110 million as of the acquisition date. See Note 11, Fair value measurement.

The fair values of assets acquired and liabilities assumed included primarily in-process research and development (IPR&D) of $400 million, goodwill of $108 million and deferred tax liabilities of $100 million. This valuation reflects delayed development pending competitor clinical trials in this class. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations and valuations, and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to IPR&D and tax related items.
Pro forma results of operations for this acquisition have not been presented because the acquisition is not material to our consolidated results of operations.
4. Income taxes
The effective tax rate for the three months ended March 31, 2016, was 15.9%, compared with 13.5% for the corresponding period of the prior year. The effective rates differ from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
The increase in our effective tax rate for the three months ended March 31, 2016, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, and a benefit from a state tax audit settlement during the three months ended March 31, 2015. This increase was offset partially by the adoption of a new accounting standard that amends certain aspects of the accounting for employee share-based compensation payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.
Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. The rate is 4.0% effective through December 31, 2017. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
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
During the three months ended March 31, 2016, the gross amount of our unrecognized tax benefits (UTBs) increased by approximately $110 million, as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2016, if recognized, would affect our effective tax rate.

5. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under: our stock option, restricted stock and performance unit awards, determined using the treasury stock method (collectively, dilutive securities).
The computations for basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended
	March 31,
	2016	2015
Income (Numerator):
Net income for basic and diluted EPS	$1,900	$1,623

Shares (Denominator):
Weighted-average shares for basic EPS	753	761
Effect of dilutive securities	7	9
Weighted-average shares for diluted EPS	760	770

Basic EPS	$2.52	$2.13
Diluted EPS	$2.50	$2.11
For the three months ended March 31, 2016 and 2015, the number of anti-dilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.
6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$7,201	$48	$(1)	$7,248
Other government-related debt securities:
U.S.	483	1	—	484
Foreign and other	1,795	30	(9)	1,816
Corporate debt securities:
Financial	8,220	63	(11)	8,272
Industrial	8,416	96	(55)	8,457
Other	947	7	(6)	948
Residential mortgage-backed securities	1,681	10	(6)	1,685
Other mortgage- and asset-backed securities	2,411	4	(40)	2,375
Money market mutual funds	2,073	—	—	2,073
Other short-term interest-bearing securities	981	—	—	981
Total interest-bearing securities	34,208	259	(128)	34,339
Equity securities	88	24	—	112
Total available-for-sale investments	$34,296	$283	$(128)	$34,451

Type of security as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,298	$—	$(24)	$4,274
Other government-related debt securities:
U.S.	536	—	(2)	534
Foreign and other	1,768	7	(36)	1,739
Corporate debt securities:
Financial	7,904	7	(40)	7,871
Industrial	7,961	11	(136)	7,836
Other	905	1	(21)	885
Residential mortgage-backed securities	1,484	1	(15)	1,470
Other mortgage- and asset-backed securities	2,524	—	(55)	2,469
Money market mutual funds	3,370	—	—	3,370
Other short-term interest-bearing securities	528	—	—	528
Total interest-bearing securities	31,278	27	(329)	30,976
Equity securities	88	48	—	136
Total available-for-sale investments	$31,366	$75	$(329)	$31,112
The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	March 31, 2016	December 31, 2015
Cash and cash equivalents	$2,495	$3,738
Marketable securities	31,844	27,238
Other assets — noncurrent	112	136
Total available-for-sale investments	$34,451	$31,112
Cash and cash equivalents in the above table excludes cash of $401 million and $406 million as of March 31, 2016, and December 31, 2015, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	March 31, 2016	December 31, 2015
Maturing in one year or less	$4,184	$4,578
Maturing after one year through three years	11,547	9,370
Maturing after three years through five years	11,481	9,932
Maturing after five years through ten years	3,016	3,087
Maturing after ten years	51	70
Mortgage- and asset-backed securities	4,060	3,939
Total interest-bearing securities	$34,339	$30,976
For the three months ended March 31, 2016 and 2015, realized gains totaled $37 million and $36 million, respectively, and realized losses totaled $67 million and $71 million, respectively. The cost of securities sold is based on the specific identification method.

The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of March 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$454	$(1)	$—	$—
Other government-related debt securities:
U.S.	82	—	20	—
Foreign and other	360	(6)	78	(3)
Corporate debt securities:
Financial	1,490	(8)	329	(3)
Industrial	1,795	(35)	667	(20)
Other	351	(4)	50	(2)
Residential mortgage-backed securities	195	(1)	294	(5)
Other mortgage- and asset-backed securities	788	(8)	487	(32)
Total	$5,515	$(63)	$1,925	$(65)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$4,196	$(24)	$—	$—
Other government-related debt securities:
U.S.	494	(2)	20	—
Foreign and other	1,306	(32)	56	(4)
Corporate debt securities:
Financial	5,988	(38)	228	(2)
Industrial	5,427	(108)	679	(28)
Other	807	(19)	39	(2)
Residential mortgage-backed securities	804	(8)	304	(7)
Other mortgage- and asset-backed securities	1,834	(19)	561	(36)
Total	$20,856	$(250)	$1,887	$(79)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2016, and December 31, 2015, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories
Inventories consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Raw materials	$206	$201
Work in process	1,583	1,529
Finished goods	783	705
Total inventories	$2,572	$2,435
8. Goodwill and other intangible assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in millions):

	Three months ended March 31,
	2016	2015
Beginning balance	$14,787	$14,788
Goodwill related to acquisitions of businesses(1)	2	—
Currency translation adjustments	15	(67)
Ending balance	$14,804	$14,721

(1)
Consists of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$12,320	$(5,235)	$7,085	$12,310	$(4,996)	$7,314
Licensing rights	3,275	(1,073)	2,202	3,275	(998)	2,277
Research and development technology rights	1,142	(658)	484	1,134	(635)	499
Marketing-related rights	1,350	(689)	661	1,186	(650)	536
Total finite-lived intangible assets	18,087	(7,655)	10,432	17,905	(7,279)	10,626
Indefinite-lived intangible assets:
IPR&D	1,016	—	1,016	1,015	—	1,015
Total identifiable intangible assets	$19,103	$(7,655)	$11,448	$18,920	$(7,279)	$11,641
Developed product technology rights consist of rights related to marketed products acquired in business combinations. Licensing rights consist primarily of contractual rights acquired in business combinations to receive future milestones, royalties and profit sharing payments, capitalized payments to third parties for milestones related to regulatory approvals to commercialize products and up-front payments associated with royalty obligations for marketed products. Research and development (R&D) technology rights consist of technology used in R&D with alternative future uses. Marketing-related intangible assets consist primarily of rights related to the sale and distribution of marketed products.

IPR&D consists of R&D projects acquired in a business combination which are not complete at the time of acquisition due to remaining technological risks and/or lack of receipt of required regulatory approvals. As of March 31, 2016, such projects include AMG 899, acquired in the acquisition of Dezima (see Note 3, Business combinations); oprozomib, acquired in the acquisition of Onyx Pharmaceuticals, Inc. (Onyx); and Parsabiv™ (etelcalcetide), acquired in the acquisition of KAI Pharmaceuticals.
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
During the three months ended March 31, 2016 and 2015, we recognized amortization charges associated with our finite-lived intangible assets of $369 million and $341 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the remaining nine months ending December 31, 2016, and the years ending December 31, 2017, 2018, 2019, 2020 and 2021, are $1.1 billion, $1.3 billion, $1.2 billion, $1.1 billion, $1.0 billion and $0.9 billion, respectively.

9. Financing arrangements
The principal amounts, fixed contractual coupon rates and aggregate carrying value of our long-term borrowings were as follows (in millions):

	March 31, 2016	December 31, 2015
2.30% notes due 2016 (2.30% 2016 Notes)	$750	$750
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	1,000
2.125% notes due 2017 (2.125% 2017 Notes)	1,250	1,250
Floating Rate Notes due 2017	600	600
1.25% notes due 2017 (1.25% 2017 Notes)	850	850
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,100
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Term Loan due 2018	1,850	1,975
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	616	599
5.70% notes due 2019 (5.70% 2019 Notes)	1,000	1,000
Floating Rate Notes due 2019	250	250
2.20% notes due 2019 (2.20% 2019 Notes)	1,400	1,400
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	768	733
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
2.125% notes due 2020 (2.125% 2020 Notes)	750	750
3.45% notes due 2020 (3.45% 2020 Notes)	900	900
4.10% notes due 2021 (4.10% 2021 Notes)	1,000	1,000
3.875% notes due 2021 (3.875% 2021 Notes)	1,750	1,750
1.25% euro-denominated notes due 2022 (1.25% 2022 euro Notes)	1,423	—
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% Swiss-franc-denominated bonds due 2023 (0.41% 2023 Swiss franc Bonds)	728	—
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% euro-denominated notes due 2026 (2.00% 2026 euro Notes)	854	—
5.50% pound-sterling denominated notes due 2026 (5.50% 2026 pound sterling Notes)	682	700
4.00% pound-sterling denominated notes due 2029 (4.00% 2029 pound sterling Notes)	1,005	1,032
6.375% notes due 2037 (6.375% 2037 Notes)	900	900
6.90% notes due 2038 (6.90% 2038 Notes)	500	500
6.40% notes due 2039 (6.40% 2039 Notes)	1,000	1,000
5.75% notes due 2040 (5.75% 2040 Notes)	700	700
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	2,250	2,250
5.65% notes due 2042 (5.65% 2042 Notes)	1,250	1,250
5.375% notes due 2043 (5.375% 2043 Notes)	1,000	1,000
4.40% notes due 2045 (4.40% 2045 Notes)	1,250	1,250
Other notes	100	100
Unamortized bond discounts and issuance costs	(219)	(210)
Total carrying value of debt	$34,307	$31,429
Less current portion	(2,247)	(2,247)
Total noncurrent debt	$32,060	$29,182

The principal amounts of notes denominated in foreign currencies included in the above table include €550 million of 4.375% 2018 euro Notes, €675 million of 2.125% 2019 euro Notes, €1,250 million of 1.25% 2022 euro Notes, CHF700 million of 0.41% 2023 Swiss franc Bonds, €750 million of 2.00% 2026 euro Notes, £475 million of 5.50% 2026 pound sterling Notes and £700 million of 4.00% 2029 pound sterling Notes. There are no material differences between the effective interest rates and coupon rates of any of our borrowings.
During the three months ended March 31, 2016, we retrospectively adopted a new accounting standard that amends the presentation of debt issuance costs. Such costs are now presented as a direct deduction from the carrying amount of the debt liability and not as a deferred charge presented as assets on our Condensed Consolidated Balance Sheets. As a result of adopting this new accounting standard, our Condensed Consolidated Balance Sheet at December 31, 2015, was restated to reflect this impact, which reduced both Other current assets and the Current portion of long-term debt by $3 million and both Other assets and Long-term debt by $124 million.
Debt repayments
During the three months ended March 31, 2016, we repaid $125 million of principal on our Term Loan Credit Facility (Term Loan).
Debt issuances
During the three months ended March 31, 2016, we issued debt securities in the following offerings:

•	In March 2016, we issued $704 million principal amount of bonds, consisting of the 0.41% 2023 Swiss franc Bonds (CHF700 million principal amount).

•
In February 2016, we issued $2.2 billion aggregate principal amount of notes, consisting of the 1.25% 2022 euro Notes (€1,250 million principal amount) and the 2.00% 2026 euro Notes (€750 million principal amount).

Debt issuance costs incurred in connection with both issuances of debt totaling approximately $13 million are being amortized over the respective lives of the debt securities and the related charges are included in Interest expense, net in the Condensed Consolidated Statements of Income.
In the event of a change-in-control triggering event, as defined, we may be required to purchase all or a portion of these debt securities at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, all of the euro-denominated notes issued during 2016 may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a “make-whole” amount, as defined. These euro-denominated notes may be redeemed without payment of a make-whole amount if they are redeemed on or after three months prior to their maturity date.
10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program was as follows (in millions):

	2016		2015
	Shares	Dollars	Shares	Dollars
First quarter	4.7	$690	2.9	$451
As of March 31, 2016, $4.2 billion remained available under our stock repurchase program.
Dividends
In March 2016, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock which will be paid in June 2016.
In December 2015, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock which was paid in March 2016.

Accumulated other comprehensive income
The components of accumulated other comprehensive income (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2015	$(511)	$297	$(260)	$(6)	$(480)
Foreign currency translation adjustments	36	—	—	—	36
Unrealized (losses) gains	—	(117)	379	—	262
Reclassification adjustments to income	—	(166)	30	—	(136)
Income taxes	(3)	104	(51)	—	50
Balance as of March 31, 2016	$(478)	$118	$98	$(6)	$(268)
The reclassifications out of AOCI and into earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended March 31, 2016	Three months ended March 31, 2015	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$96	$69	Product sales
Cross-currency swap contract gains (losses)	70	(183)	Interest and other income, net
	166	(114)	Total before income tax
	(61)	41	Tax (expense) benefit
	$105	$(73)	Net of taxes
Available-for-sale securities:
Net realized losses	$(30)	$(35)	Interest and other income, net
	—	13	Tax benefit
	$(30)	$(22)	Net of taxes
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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of March 31, 2016, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$7,248	$—	$—	$7,248
Other government-related debt securities:
U.S.	—	484	—	484
Foreign and other	—	1,816	—	1,816
Corporate debt securities:
Financial	—	8,272	—	8,272
Industrial	—	8,457	—	8,457
Other	—	948	—	948
Residential mortgage-backed securities	—	1,685	—	1,685
Other mortgage- and asset-backed securities	—	2,375	—	2,375
Money market mutual funds	2,073	—	—	2,073
Other short-term interest-bearing securities	—	981	—	981
Equity securities	112	—	—	112
Derivatives:
Foreign currency contracts	—	23	—	23
Cross-currency swap contracts	—	109	—	109
Interest rate swap contracts	—	220	—	220
Total assets	$9,433	$25,370	$—	$34,803

Liabilities:
Derivatives:
Foreign currency contracts	$—	$63	$—	$63
Cross-currency swap contracts	—	328	—	328
Interest rate swap contracts	—	3	—	3
Contingent consideration obligations in connection with business combinations	—	—	194	194
Total liabilities	$—	$394	$194	$588

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2015, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,274	$—	$—	$4,274
Other government-related debt securities:
U.S.	—	534	—	534
Foreign and other	—	1,739	—	1,739
Corporate debt securities:
Financial	—	7,871	—	7,871
Industrial	—	7,836	—	7,836
Other	—	885	—	885
Residential mortgage-backed securities	—	1,470	—	1,470
Other mortgage- and asset-backed securities	—	2,469	—	2,469
Money market mutual funds	3,370	—	—	3,370
Other short-term interest-bearing securities	—	528	—	528
Equity securities	136	—	—	136
Derivatives:
Foreign currency contracts	—	142	—	142
Interest rate swap contracts	—	71	—	71
Total assets	$7,780	$23,545	$—	$31,325

Liabilities:
Derivatives:
Foreign currency contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	250	—	250
Interest rate swap contracts	—	3	—	3
Contingent consideration obligations in connection with business combinations	—	—	188	188
Total liabilities	$—	$261	$188	$449
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A or equivalent by Standard & Poor’s Financial Services LLC (S&P) or Moody’s Investors Service, Inc. (Moody’s) and A- by Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of BBB + or equivalent by S&P or Moody’s and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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

All of our foreign currency forward and option derivatives contracts have maturities of three years or less and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P or Moody’s. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR) cash and swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts also include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 12, Derivative instruments.
Our cross-currency swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P or Moody’s. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. See Note 12, Derivative instruments.
Our interest rate swap contracts are with counterparties that have minimum credit ratings of A- or equivalent by S&P or Moody’s. We estimated the fair values of these contracts by using an income-based industry standard valuation model for which all significant inputs were observable either directly or indirectly. These inputs included LIBOR, swap rates and obligor credit default swap rates.
Contingent consideration obligations
As a result of our business acquisitions, we incurred contingent consideration obligations, as discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly by management in our R&D and commercial sales organizations. These inputs include, as applicable, estimated probabilities and timing of achieving specified regulatory and commercial milestones and estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related regulatory and commercial events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations, as applicable. Changes in fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
Changes in carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended March 31,
	2016	2015
Beginning balance	$188	$215
Net changes in valuation	6	—
Ending balance	$194	$215
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
As a result of our acquisition of BioVex Group, Inc. (BioVex) in March 2011, we are obligated to pay its former shareholders up to $325 million of additional consideration contingent if certain sales thresholds are achieved within specified periods of time.
We estimate the fair values of the obligations to the former shareholders of Dezima and BioVex by using probability-adjusted discounted cash flows, and we review underlying key assumptions on a quarterly basis. There were no significant changes in the fair values of contingent consideration obligations for the three months ended March 31, 2016 or 2015.
During the three months ended March 31, 2016 and 2015, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair value of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of these financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of March 31, 2016, and December 31, 2015, the aggregate fair values of our long-term debt were $37.1 billion and $33.1 billion, respectively, and the carrying values were $34.3 billion and $31.4 billion, respectively.
12. Derivative instruments
The Company is exposed to foreign currency exchange rate risks and interest rate risks related to its business operations. To reduce our risks related to these exposures, we utilize or have utilized certain derivative instruments, including foreign currency forward, foreign currency option, cross-currency swap, forward interest rate and interest rate swap contracts. We do not use derivatives for speculative trading purposes.
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
As of both March 31, 2016, and December 31, 2015, we had open foreign currency forward contracts with notional amounts of $3.3 billion and open foreign currency option contracts with notional amounts of $225 million. We have designated these foreign currency forward and foreign currency option contracts, which are primarily euro based, as cash flow hedges, and accordingly, we report the effective portions of the unrealized gains and losses on these contracts in AOCI on the Condensed Consolidated Balance Sheets, and we reclassify them to earnings in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, including long-term debt issued during the three months ended March 31, 2016, (see Note 9, Financing arrangements), we entered into cross-currency swap contracts. Under the terms of these contracts, we paid euros, pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at the inception of the contracts, and based on those notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, effectively converting the interest payments and principal repayment on this debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI on the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings.

The notional amounts and interest rates of our cross-currency swaps are as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amount		Interest rate	Notional amount	Interest rate
2.125% 2019 euro Notes		€675	2.125%	$864	2.6%
1.25% 2022 euro Notes		€1,250	1.25%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.41%	$704	3.4%
2.00% 2026 euro Notes		€750	2.00%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.50%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.00%	$1,111	4.5%
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended
	March 31,
Derivatives in cash flow hedging relationships	2016	2015
Foreign currency contracts	$(148)	$392
Cross-currency swap contracts	31	(224)
Total	$(117)	$168
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI and into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended
		March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2016	2015
Foreign currency contracts	Product sales	$96	$69
Cross-currency swap contracts	Interest and other income, net	70	(183)
Total		$166	$(114)
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the amounts expected to be reclassified out of AOCI and into earnings over the next 12 months are approximately $120 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts that qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively converted a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. We had interest rate swap agreements as of March 31, 2016, and December 31, 2015, with aggregate notional amounts of $6.65 billion. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 2.0%.
For derivative instruments that qualify for and are designated as fair value hedges, we recognize in current earnings the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk. For the three months ended March 31, 2016 and 2015, we included the unrealized losses on hedged debt of $149 million and $89 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $149 million and $89 million, respectively, on the related interest rate swap agreements.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. The exposures are hedged on a month-to-month basis. As of March 31, 2016, and December 31, 2015, the total notional amounts of these foreign currency forward contracts were $854 million and $911 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended
		March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2016	2015
Foreign currency contracts	Interest and other income, net	$(10)	$(29)
The fair values of derivatives included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2016	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$109	Accrued liabilities/ Other noncurrent liabilities	$328
Foreign currency contracts	Other current assets/ Other noncurrent assets	23	Accrued liabilities/ Other noncurrent liabilities	63
Interest rate swap contracts	Other current assets/ Other noncurrent assets	220	Accrued liabilities/ Other noncurrent liabilities	3
Total derivatives designated as hedging instruments		352		394
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$352		$394

	Derivative assets		Derivative liabilities
December 31, 2015	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	$—	Accrued liabilities/ Other noncurrent liabilities	$250
Foreign currency contracts	Other current assets/ Other noncurrent assets	142	Accrued liabilities/ Other noncurrent liabilities	7
Interest rate swap contracts	Other current assets/ Other noncurrent assets	71	Accrued liabilities/ Other noncurrent liabilities	3
Total derivatives designated as hedging instruments		213		260
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$213		$261

Our derivative contracts that were in liability positions as of March 31, 2016, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the three months ended March 31, 2016 and 2015, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters-including those discussed in this Note-that are complex in nature and have outcomes that are difficult to predict. See Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion of certain of our legal proceedings and other matters.
We record accruals for loss contingencies to the extent that we conclude that it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims-including but not limited to patent infringement, marketing, pricing and trade practices and securities law-some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments, to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters pending against us described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
PCSK9 Antibody Patent Litigations
U.S. Patent Litigation—Sanofi/Regeneron
In this ongoing patent litigation, on February 22, 2016, the U.S. District Court of Delaware (the Delaware District Court) entered a stipulated order finding the antibody drug substance alirocumab and the drug product containing it, PRALUENT®, infringe certain of Amgen’s patents, including claims 2, 7, 9, 15, 19 and 29 of U.S. Patent No. 8,829,165 (the ‘165 Patent) and claim 7 of U.S. Patent No. 8,859,741 (the ‘741 Patent). On March 18, 2016, the Delaware District Court entered judgment in favor of Amgen following a five day jury trial and a unanimous jury verdict that these patent claims from the ‘165 Patent and the ‘741 Patent are all valid. An evidentiary hearing on Amgen’s request for a permanent injunction was held on March 23 and 24, 2016. For its consideration prior to rendering a decision on the request for injunction, the Delaware District Court has requested briefings by the parties to be completed by May 25, 2016. On April 15, 2016, Sanofi S.A., Sanofi-Aventis U.S. LLC, Aventisub LLC, formerly doing business as Aventis Pharmaceuticals Inc. (collectively Sanofi), and Regeneron Pharmaceuticals, Inc. (Regeneron) filed post-trial motions seeking a new trial and judgment as a matter of law.
Patent Disputes in the European Region
On February 24, 2016, the European Patent Office (EPO) granted European Patent No. 2,215,124 (EP 2,215,124) to Amgen. This patent describes and claims monoclonal antibodies to proprotein convertase subtilisin/kexin type 9 (PCSK9) and methods of treatment. On February 24, 2016, Sanofi filed an opposition to the patent in the EPO seeking to invalidate it.

On March 24, 2016, Amgen was served with a patent revocation action in the Patent Court of the Chancery Division of the High Court of Justice of England and Wales by Pfizer Inc. seeking to revoke European Patent (UK) No. 2,215,124, the patent issuing in the United Kingdom from EP 2,215,124.
We are also involved in and expect future involvement in additional disputes regarding our PCSK9 patents in other jurisdictions and regions.
Biosimilars Patent Litigations
We have filed a number of lawsuits against manufacturers of products that purport to be biosimilars of certain of our products. In each case, our complaint alleges that the manufacturer’s actions infringe certain patents we hold and/or that the manufacturer has failed to comply with certain provisions of the Biologics Price Competition and Innovation Act (BPCIA).
Sandoz Pegfilgrastim Litigation
On March 4, 2016, Amgen Inc. and Amgen Manufacturing, Limited (collectively Amgen), filed a lawsuit in the U.S. District Court for the District of New Jersey (the New Jersey District Court) against Sandoz Inc., Sandoz International GmbH and Sandoz GmbH (collectively Sandoz). This lawsuit stems from Sandoz filing an abbreviated Biologics License Application in which Sandoz is seeking authorization from the U.S. Food and Drug Administration (FDA) to market a biosimilar version of Amgen’s Neulasta® (pegfilgrastim) product. By its complaint, Amgen seeks a judgment from the New Jersey District Court declaring the respective rights and obligations of the parties under the patent-dispute-resolution provisions of the BPCIA in view of Sandoz’s repeated efforts to circumvent the BPCIA process.
Sandoz Filgrastim Litigation
On February 16, 2016, Sandoz filed a petition for certiorari with the U.S. Supreme Court seeking review of the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) ruling concluding that a biosimilar applicant must give 180-day advance notice of first marketing and that notice may only be given after the FDA has licensed the biosimilar product. On March 21, 2016, Amgen filed a brief in opposition to Sandoz’s petition and a conditional cross-petition for certiorari requesting that the U.S. Supreme Court also review the Federal Circuit Court’s ruling that the only remedy available when a biosimilar applicant refuses to provide its Biologics License Application is to bring a patent infringement claim.
The U.S. District Court for the Northern District of California has rescheduled the claim construction hearing for July 1, 2016.
Sandoz Etanercept Litigation
On February 26, 2016, two affiliates of Amgen Inc. (Immunex Corporation and Amgen Manufacturing, Limited (collectively Amgen)), along with Hoffmann-La Roche Inc. (Roche), filed a lawsuit in the New Jersey District Court against Sandoz. This lawsuit stems from Sandoz’s submission of an application for FDA licensure of an etanercept product as biosimilar to Amgen’s Enbrel® (etanercept). Amgen and Roche have asserted infringement of five patents: U.S. Patent Nos. 8,063,182; 8,163,522; 7,915,225; 8,119,605; and 8,722,631. By its complaint, Amgen and Roche are seeking an injunction to prohibit Sandoz from commercializing its biosimilar etanercept product in the United States prior to the expiry of such patents. On March 21, 2016, Sandoz Inc. filed an answer to the complaint.
Apotex Pegfilgrastim/Filgrastim Litigation
A hearing was held on April 4, 2016, in the Federal Circuit Court on the appeal filed by Apotex, Inc. and Apotex Corp. (collectively Apotex) seeking to review the preliminary injunction granted by the U.S. District Court for the Southern District of Florida (the Florida Southern District Court) prohibiting Apotex from commercializing its biosimilar pegfilgrastim product until a date that is at least 180 days after Apotex provides legally effective commercial notice to Amgen. The Federal Circuit Court has not yet rendered a decision on the appeal. Following a claim construction hearing, the Florida Southern District Court issued a written decision on April 7, 2016, construing certain terms of the asserted patents.
Hospira Epoetin Alfa Litigation
A hearing was held on February 16, 2016, on Hospira, Inc.’s (Hospira) motion to dismiss the one count of Amgen’s complaint which seeks a declaration that Hospira has failed to comply with the notice requirements of the BPCIA. The Delaware District Court has not yet ruled on the motion. The Delaware District Court has set a claim construction hearing and trial date for September 21, 2016, and September 18, 2017, respectively.

Onyx Litigation
The plaintiffs and the Onyx director defendants in this class action lawsuit filed a notice of settlement with the Superior Court of the State of California for the County of San Mateo on March 2, 2016 for an immaterial amount, and the settlement remains subject to finalization and approval by the court.
Federal Securities Litigation—In re Amgen Inc. Securities Litigation
The defendants in this federal class action have filed motions for summary judgment which are set for hearing on May 23, 2016. The trial date has been set for July 19, 2016.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Amgen focuses on areas of high unmet medical need and leverages its expertise to strive for solutions that improve health outcomes and dramatically improve people’s lives. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Currently, we market therapeutics for supportive cancer care, inflammation, nephrology, and bone health. Our principal products are Enbrel® (etanercept), Neulasta® (pegfilgrastim), Aranesp® (darbepoetin alfa), XGEVA® (denosumab), Sensipar®/Mimpara® (cinacalcet), Prolia® (denosumab), EPOGEN® (epoetin alfa), and NEUPOGEN® (filgrastim). We market several other products as well, including Vectibix® (panitumumab), Nplate® (romiplostim), and more recently launched, Kyprolis® (carfilzomib), BLINCYTO® (blinatumomab), Repatha® (evolocumab), IMLYGIC™ (talimogene laherparepvec) and Corlanor® (ivabradine). Our product sales outside the United States consist principally of sales in Europe and we continue to expand the commercialization and marketing of our products, including in Latin America, the Middle East and Asia.

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Annual Report on Form10-K for the year ended December 31, 2015. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2015.
Products/Pipeline
Bone health
Romosozumab

•
In February 2016, we and UCB, our collaboration partner in the development of romosozumab, announced that the phase 3 FRAME study (FRActure study in postmenopausal woMen with ostEoporosis) met its co-primary endpoints.

•
In March 2016, we and UCB announced that the phase 3 BRIDGE study (placeBo-contRolled study evaluatIng the efficacy anD safety of romosozumab in treatinG mEn with osteoporosis) met its primary endpoint.

Inflammation
Enbrel® (etanercept)

•
In March 2016, we announced that the FDA accepted for review the supplemental Biologics License Application (sBLA) for the expanded use of Enbrel® to treat pediatric patients with chronic severe plaque psoriasis. The FDA has set a Prescription Drug User Fee Act target action date of November 5, 2016, as a goal for the completion of its review of our application.

Oncology/Hematology
BLINCYTO®(blinatumomab)

•
In March 2016, we announced that we submitted an sBLA to the FDA for BLINCYTO® to include new data supporting the treatment of pediatric and adolescent patients with Philadelphia chromosome-negative relapsed or refractory B-cell precursor acute lymphoblastic leukemia.

Nplate®(romiplostim)

•	In April 2016, we announced that the phase 3 study of Nplate® in children with symptomatic immune thromobocytopenia met its primary endpoint.
Selected financial information
The following is an overview of our results of operations (dollar and share amounts in millions, except per share data):

	Three months ended
	March 31,
	2016	2015	Change
Product sales:
U.S.	$4,119	$3,771	9%
Rest of the world (ROW)	1,120	1,103	2%
Total product sales	5,239	4,874	7%
Other revenues	288	159	81%
Total revenues	$5,527	$5,033	10%
Operating expenses	$3,125	$3,011	4%
Operating income	$2,402	$2,022	19%
Net income	$1,900	$1,623	17%
Diluted EPS	$2.50	$2.11	18%
Diluted shares	760	770	(1)%
Global product sales for the three months ended March 31, 2016, increased led by ENBREL, Prolia®, Aranesp®, Neulasta®, Kyprolis®, XGEVA® and Sensipar®/Mimpara®.

The increase in other revenues for the three months ended March 31, 2016, was driven primarily by an upfront partner payment received for a license transaction and higher Ibrance® royalty income.
The increase in operating expenses for the three months ended March 31, 2016, was driven primarily by increased support for launch products. All categories of operating expenses benefited from savings from our transformation and process improvement efforts.
The increases in net income and diluted EPS for the three months ended March 31, 2016, were driven by increases in revenues and operating income.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impacts from changes in foreign currency exchange rates were not material for the three months ended March 31, 2016 and 2015.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
ENBREL	$1,385	$1,116	24%
Neulasta®	1,183	1,134	4%
Aranesp®	532	480	11%
XGEVA®	378	340	11%
Sensipar®/Mimpara®	367	334	10%
Prolia®	352	272	29%
EPOGEN®	300	534	(44)%
NEUPOGEN®	213	246	(13)%
Other products	529	418	27%
Total product sales	$5,239	$4,874	7%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2015, in the following sections: (i) Overview, Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Results of Operations—Product Sales.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
ENBREL — U.S.	$1,326	$1,052	26%
ENBREL — Canada	59	64	(8)%
Total ENBREL	$1,385	$1,116	24%
The increase in ENBREL sales for the three months ended March 31, 2016, was driven primarily by an increase in net selling price as well as favorable changes in end-user inventories, based on prescription data, and wholesaler inventories, offset partially by a decline in units due to competition.

Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Neulasta®— U.S.	$996	$922	8%
Neulasta®— ROW	187	212	(12)%
Total Neulasta®	$1,183	$1,134	4%
The increase in global Neulasta® sales for the three months ended March 31, 2016, was driven primarily by both higher unit demand and net selling price in the United States. During the three months ended March 31, 2016, the Neulasta® Onpro™ kit represented approximately one-third of our U.S. Neulasta® business.
Our final material U.S. patent for pegfilgrastim (Neulasta®) expired in October 2015. On December 17, 2014, and November 18, 2015, Apotex and Sandoz, respectively, announced that the FDA had accepted their respective applications for filing under the abbreviated pathway for their pegfilgrastim products that are proposed biosimilar versions of Neulasta®. Therefore, we expect to face competition in the United States, which over time may have a material adverse impact on Neulasta® sales. For discussion of ongoing litigation between us and Apotex and Sandoz, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
Future Neulasta® sales will also depend, in part, on the development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Aranesp® — U.S.	$261	$189	38%
Aranesp® — ROW	271	291	(7)%
Total Aranesp®	$532	$480	11%
The increase in global Aranesp® sales for the three months ended March 31, 2016, was driven by higher unit demand, including the shift by some U.S. dialysis customers from EPOGEN® to Aranesp®, offset partially by unfavorable changes in net selling price.
Supplementary protection certificates issued by certain countries relating to our European patent for darbepoetin alfa (Aranesp®) will expire in June 2016. For further information related to our patents, see our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1. Business.
XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
XGEVA® — U.S.	$271	$245	11%
XGEVA® — ROW	107	95	13%
Total XGEVA®	$378	$340	11%
The increase in global XGEVA® sales for the three months ended March 31, 2016, was driven primarily by higher unit demand.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Sensipar® — U.S.	$278	$241	15%
Sensipar®/Mimpara® — ROW	89	93	(4)%
Total Sensipar®/Mimpara®	$367	$334	10%
The increase in global Sensipar®/Mimpara® sales for the three months ended March 31, 2016, was driven primarily by an increase in net selling price and higher unit demand, offset partially by unfavorable changes in wholesaler and, based on prescription data, end-user inventories.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Prolia® — U.S.	$221	$170	30%
Prolia® — ROW	131	102	28%
Total Prolia®	$352	$272	29%
The increase in global Prolia® sales for the three months ended March 31, 2016, was driven primarily by higher unit demand.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
EPOGEN® — U.S.	$300	$534	(44)%
The decrease in EPOGEN® sales for the three months ended March 31, 2016, was driven primarily by a decline in units resulting from competition and, to a lesser extent, a shift by some U.S. dialysis customers to Aranesp®.
Our final material U.S. patent for EPOGEN® expired in May 2015. There is competition in the United States, which will intensify and continue to have a material adverse impact on EPOGEN® sales. Currently, in the United States, EPOGEN® and Aranesp® compete with MIRCERA®, which Roche began selling in October 2014 and, as of May 2015, for which it licensed commercialization rights in the United States to Galenica Group. MIRCERA® competes with Aranesp® in the nephrology segment only. On December 16, 2014, Hospira submitted a BLA to the FDA for Retacrit™, a proposed biosimilar to EPOGEN®, under the abbreviated pathway. For discussion of ongoing litigation between us and Hospira, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
NEUPOGEN®
NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
NEUPOGEN® — U.S.	$150	$181	(17)%
NEUPOGEN® — ROW	63	65	(3)%
Total NEUPOGEN®	$213	$246	(13)%

The decrease in global NEUPOGEN® sales for the three months ended March 31, 2016, was driven primarily by lower unit demand in the United States due to the impact of short-acting competition.
There is competition in the United States, which will intensify and continue to have a material adverse impact on sales of NEUPOGEN®. On September 3, 2015, Sandoz announced it had launched Zarxio™, a biosimilar version of NEUPOGEN®, in the United States. On February 17, 2015, Apotex announced that the FDA had accepted its application for filing, under the abbreviated pathway for its biosimilar version of NEUPOGEN®. For discussion of ongoing, related litigation, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Kyprolis® — U.S.	$129	$97	33%
Kyprolis® — ROW	25	11	*
Vectibix® — U.S.	56	47	19%
Vectibix® — ROW	88	75	17%
Nplate® — U.S.	86	78	10%
Nplate® — ROW	55	48	15%
BLINCYTO® — U.S.	21	15	40%
BLINCYTO® — ROW	6	—	N/A
Repatha® — U.S.	14	—	N/A
Repatha® — ROW	2	—	N/A
Other — U.S.	10	—	N/A
Other — ROW	37	47	(21)%
Total other products	$529	$418	27%
Total U.S. — other products	$316	$237	33%
Total ROW — other products	213	181	18%
Total other products	$529	$418	27%
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015	Change
Cost of sales	$1,018	$1,033	(1)%
% of product sales	19.4%	21.2%
% of total revenues	18.4%	20.5%
Research and development	$872	$894	(2)%
% of product sales	16.6%	18.3%
% of total revenues	15.8%	17.8%
Selling, general and administrative	$1,203	$1,026	17%
% of product sales	23.0%	21.1%
% of total revenues	21.8%	20.4%
Other	$32	$58	(45)%
* Change in excess of 100%

Transformation and process improvements
We continue to execute on the transformation and process improvement efforts announced in 2014. As part of these efforts, we committed to a more focused operating model. Our transformation and process improvement efforts across the Company are enabling us to reallocate resources to fund many of our innovative pipeline and growth opportunities to deliver value to patients and stockholders. The transformation and process improvement efforts include a restructuring, which is delivering cost savings and funding investments.
We continue to estimate that the restructuring will result in pre-tax accounting charges in the range of $800 million to $900 million, of which $668 million was incurred through March 31, 2016. The charges recorded related to the restructuring during the three months ended March 31, 2016, were not significant. We expect that we will incur most of the remaining estimated costs in 2016 and 2017 in order to support our ongoing transformation and process improvement efforts.
In 2016, an estimated $400 million in benefits from our ongoing transformation and process improvement efforts, versus 2015, will enable continued investment in our pipeline and launch activities.
Cost of sales
Cost of sales decreased to 18.4% of total revenues for the three months ended March 31, 2016. The decrease was driven primarily by manufacturing efficiencies, higher net selling prices and lower royalties.
Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 16.8% and 18.7% of total revenues for the three months ended March 31, 2016, and 2015, respectively. See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The decrease in R&D expenses for the three months ended March 31, 2016, was driven by decreased costs associated with our later stage clinical programs support of $264 million, offset by increased costs in marketed products support of $242 million. Discovery Research and Translational Sciences spend was unchanged. Prior to approval, costs related to our launch products were categorized largely as later stage clinical programs. All categories of R&D benefited from savings that resulted from transformation and process improvement efforts, a portion of which were reinvested for the long-term benefit of the Company.
Selling, general and administrative
The increase in selling, general and administrative expenses for the three months ended March 31, 2016, was driven primarily by new product launches and a $73 million charge related to an acquisition, offset partially by savings that resulted from transformation and process improvement efforts.
Other
Other operating expenses for the three months ended March 31, 2016, included a legal proceeding charge of $27 million.
Other operating expenses for the three months ended March 31, 2015, included certain charges related to our restructuring, primarily severance of $57 million.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended
	March 31,
	2016	2015
Interest expense, net	$294	$252
Interest and other income, net	$150	$106
Provision for income taxes	$358	$253
Effective tax rate	15.9%	13.5%
Interest expense, net
The increase in Interest expense, net for the three months ended March 31, 2016, was due primarily to a higher average amount of fixed-rate debt outstanding.

Interest and other income, net
The increase in Interest and other income, net for the three months ended March 31, 2016, was due primarily to higher average cash balances and a slightly higher yield on the portfolio.
Income taxes
The increase in our effective tax rate for the three months ended March 31, 2016, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses, and a benefit from a state tax audit settlement during the three months ended March 31, 2015. This increase was offset partially by the adoption of a new accounting standard that amends certain aspects of the accounting for employee share-based compensation payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement.
Excluding the impact of the Puerto Rico excise tax, our effective tax rate for the three months ended March 31, 2016, would have been 18.8%, compared with 17.1% for the corresponding period of the prior year.
See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	March 31, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$34,740	$31,382
Total assets	$75,116	$71,449
Current portion of long-term debt	$2,247	$2,247
Long-term debt	$32,060	$29,182
Stockholders’ equity	$28,682	$28,083
We intend to continue to return capital to stockholders through the payment of cash dividends and stock repurchases reflecting our confidence in the future cash flows of our business. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, the availability of financing on acceptable terms, debt service requirements, our credit rating, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends and/or stock repurchases are in the best interests of stockholders and are in compliance with applicable laws and agreements of the Company. In addition, the timing and amount of stock repurchases may also be affected by the stock price and blackout periods, in which we are restricted from repurchasing stock. The manner of stock repurchases may include private block purchases, tender offers and market transactions.
In March 2016, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock, which will be paid on June 8, 2016. In December 2015, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock, which was paid on March 8, 2016.
We have also returned capital to stockholders through our stock repurchase program. During the first quarter of 2016, we repurchased $690 million of our stock and paid $676 million in cash during the period. During the first quarter of 2015, we repurchased $451 million of our stock and paid $464 million in cash during the period. As of March 31, 2016, $4.2 billion remained available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively referred to as “U.S. funds”) are adequate to continue to meet our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Of our total cash, cash equivalents and marketable securities balances totaling $34.7 billion as of March 31, 2016, approximately $27.9 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside of the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional income taxes at the tax rates then in effect.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan each include a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2016.
Cash flows
Our cash flow activities were as follows (in millions):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$1,915	$1,482
Net cash used in investing activities	$(4,390)	$(952)
Net cash provided by (used in) financing activities	$1,227	$(1,397)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2016, benefited from an improvement in our operating margin and the timing of rebates paid to customers and payments to vendors and corporate partners.
Investing
Cash used in investing activities during the three months ended March 31, 2016, was due primarily to net activity related to marketable securities of $4.2 billion and capital expenditures of $156 million. Cash used in investing activities during the three months ended March 31, 2015, was due primarily to net activity related to marketable securities of $731 million and capital expenditures of $118 million. Capital expenditures during the three months ended March 31, 2016 and 2015, were associated primarily with manufacturing capacity expansions in various locations, as well as other site developments. We currently estimate 2016 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash provided by financing activities during the three months ended March 31, 2016, was due primarily to proceeds from the issuance of debt, net of repayments of $2.8 billion, offset partially by the payment of dividends of $752 million and repurchases of our common stock of $676 million. Cash used in financing activities during the three months ended March 31, 2015, was due primarily to the payment of dividends of $599 million, to repurchases of common stock of $464 million and to a $225 million settlement of an obligation incurred in connection with the acquisition of Onyx.
See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies during the three months ended March 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the three months ended March 31, 2016, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest rate sensitive financial instruments
During the three months ended March 31, 2016, we entered into cross-currency swap contracts to hedge the entire principal amount of the debt denominated in euros and Swiss francs that we issued during this period. As of March 31, 2016, we had open cross-currency swap contracts with aggregate notional amounts of $5.6 billion that effectively convert interest payments and principal repayment of certain of our foreign currency denominated debt securities to U.S. dollars and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates as of March 31, 2016, would result in a reduction in the aggregate fair value of our cross-currency swap contracts of approximately $600 million, but would have no material effect on cash flows or income.
Foreign currency sensitive financial instruments
As of March 31, 2016, we had outstanding euro-, pound-sterling- and Swiss-franc-denominated debt with a carrying value of $6.0 billion and a fair value of $6.5 billion. A hypothetical 20% adverse movement in foreign currency exchange rates relative to exchange rates as of March 31, 2016, would result in an increase in fair value of this debt of approximately $1.3 billion and a reduction in income of approximately $1.2 billion, but would have no material effect on the related cash flows. The analysis for this debt does not consider the offsetting impact that hypothetical changes in foreign currency exchange rates would have on the related cross-currency swap contracts which are in place for the majority of the foreign currency denominated debt.
With regard to our $5.6 billion notional amount of cross-currency swap contracts that are designated as cash flow hedges of certain of our debt denominated in euros, pound sterling and Swiss francs, a hypothetical 20% adverse movement in foreign currency exchange rates relative to exchange rates as of March 31, 2016, would result in a reduction in the fair values of these contracts of approximately $1.2 billion, but would have no material effect on the related cash flows. The impact on income during this period from the above mentioned hypothetical adverse movement in foreign currency exchange rates would be fully offset by the corresponding hypothetical changes in the carrying amounts of the related hedged debt.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Management determined that, as of March 31, 2016, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, and Note 12, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2015, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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
A substantial portion of our U.S. business relies on reimbursement from the U.S. federal government healthcare programs and private insurance plans regulated by the U.S. federal government. (See our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1. Business—Reimbursement.) Changes to U.S. federal reimbursement policy may come through legislative actions such as The Patient Protection and Affordable Care Act or as a result of regulations implemented by the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering Medicare, Medicaid and the Health Insurance Marketplaces. CMS has substantial power to quickly implement policy changes that can significantly affect how our products are covered and reimbursed. State government actions can also affect how our products are covered and reimbursed. Examples of proposals that have been discussed and debated but not yet enacted include state initiatives designed to require pharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling, or cap, on pharmaceutical products purchased by state agencies. Legislative or regulatory changes or other government initiatives that decrease the coverage or reimbursement available for our products, require that we pay increased rebates, limit our ability to offer commercial patient co-pay payment assistance or limit the pricing of pharmaceutical products could have a material adverse effect on our business and results of operations. Payers, including healthcare insurers, pharmacy benefit managers (PBMs) and others, increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Consolidation in the health insurance industry has resulted in a few large insurers and PBMs exerting greater pressure in pricing and usage negotiations with drug manufacturers. Payers are adopting benefit plan changes that shift a greater portion of prescription costs to patients, and some payers may attempt to limit the use of commercial patient co-pay payment assistance programs. Payers also control costs by imposing restrictions on access to our products, such as requiring prior authorizations or step therapy, and may even choose to exclude coverage entirely. For example, since the launch of Repatha® in August 2015, the application of utilization management criteria by some payers, including PBMs, has resulted in denials of coverage for a substantial number of patients for whom Repatha® has been prescribed, slowing Repatha® sales. Ultimately, discounts, rebates, plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.
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

Outside the United States, we expect that countries will continue to take aggressive actions to reduce their healthcare expenditures. (See our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1. Business—Reimbursement.) For example, international reference pricing (IRP) is widely used by a large number of countries to control costs based on an external benchmark of a product’s price in other countries. IRP policies can quickly and frequently change and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. Any deterioration in the coverage and reimbursement available for our products or in the timeliness or certainty of payment by payers to physicians and other providers could negatively impact the ability or willingness of healthcare providers to prescribe our products for their patients or otherwise negatively affect the use of our products or the prices we receive for them. Such changes could have a material adverse effect on our product sales, business and results of operations.
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
We currently perform all of the formulation, fill and finish for NEUPOGEN®, Aranesp®, EPOGEN®, Prolia® and XGEVA® and substantially all of the formulation, fill and finish operations for Neulasta® and ENBREL at our manufacturing facility in Juncos, Puerto Rico. We also currently perform all of the bulk manufacturing for Neulasta®, NEUPOGEN® and Aranesp®, all of the purification of bulk EPOGEN® material and substantially all of the bulk manufacturing for Prolia® and XGEVA® at this facility. We perform substantially all of the bulk manufacturing and formulation, fill and finish, and packaging for product candidates to be used in clinical trials at our manufacturing facility in Thousand Oaks, California. The global supply of our products and product candidates is significantly dependent on the uninterrupted and efficient operation of these facilities. (See our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.) Since June 2015, when the Governor of Puerto Rico announced that the government (including certain government entities) is unable to pay its roughly $72 billion in debt, the government’s liquidity position has continued to deteriorate. In early April 2016, the Puerto Rico government enacted the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Act No. 21-2016) that authorizes the Governor to declare a fiscal emergency and implement a temporary debt moratorium until January 2017. Pursuant to the new law, the Governor issued an Executive Order that declared a fiscal emergency and implemented the debt moratorium in order to prevent a shutdown of essential government services and manage the government’s cash liquidity. As of May 2, 2016, it is being reported that the Puerto Rico government is not making certain payments. In the meantime, the government continues to negotiate with its various creditors. If the Puerto Rico government is not able to restructure the debt obligations or get forbearance on debt payments, it could impact the territorial government’s provision of utilities or other services in Puerto Rico that we use in the operation of our business, create the potential for increased taxes or fees to operate in Puerto Rico, result in migration of workers from Puerto Rico to the mainland United States, and make it more expensive or difficult for us to operate in Puerto Rico.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2016, we had one outstanding stock repurchase program and the repurchase activity was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
January 1 - 31	1,096,244	$150.50	1,096,244	$4,751,327,332
February 1 - 29	2,387,395	$146.10	2,387,395	$4,402,537,887
March 1 - 31	1,211,995	$145.26	1,211,995	$4,226,482,930
	4,695,634	$146.91	4,695,634

(1)	In October 2015, our Board of Directors authorized an increase that resulted in a total of $5.0 billion available under the stock repurchase program.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	May 2, 2016	By:	/S/ DAVID W. MELINE
David W. Meline
Executive Vice President and Chief Financial Officer

AMGEN INC.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Amgen Inc. (As Restated March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of Amgen Inc. (As Amended and Restated February 15, 2016.) (Filed as an exhibit to Form 8-K on February 17, 2016 and incorporated herein by reference.)

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

Exhibit No.	Description
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

4.22
Officer’s Certificate of Amgen Inc., dated as of February 25, 2016, including forms of the Company’s 1.250% Senior Notes due 2022 and 2.000% Senior Notes due 2026. (Filed as an exhibit on Form 8-K on February 26, 2016 and incorporated herein by reference.)

4.23	Form of Permanent Global Certificate for the Company’s 0.410% bonds due 2023. (Filed as an exhibit on Form 8-K on March 8, 2016 and incorporated herein by reference.)

4.24	Terms of the Bonds for the Company’s 0.410% bonds due 2023. (Filed as an exhibit on Form 8-K on March 8, 2016 and incorporated herein by reference.)

10.1+	Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 8, 2013 and incorporated herein by reference.)

10.2+
First Amendment to Amgen Inc. Amended and Restated 2009 Equity Incentive Plan, effective March 4, 2015. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2015 on April 27, 2015 and incorporated herein by reference.)

10.3+*	Second Amendment to Amgen Inc. Amended and Restated 2009 Equity Incentive Plan, effective March 2, 2016.

10.4+*	Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 2, 2016.)

10.5+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 2, 2016.)

10.6+*	Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2016.)

10.7+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2016.)

10.8+
Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.9+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.10+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on March 6, 2013.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2013 on May 3, 2013 and incorporated herein by reference.)

10.11+
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

Exhibit No.	Description
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

10.17+	Agreement between Amgen Inc. and Jonathan Graham, dated May 11, 2015. (Filed as an exhibit to Form 10-Q/A for the quarter ended June 30, 2015 on August 6, 2015 and incorporated herein by reference.)

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

10.23	Amendment No. 14 to the Shareholders’ Agreement, dated March 26, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2014 on April 30, 2014 and incorporated herein by reference.)

10.24
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

10.32
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

10.33
Sourcing and Supply Agreement, dated November 15, 2011, by and between Amgen USA Inc, a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2011 on February 29, 2012 and incorporated herein by reference.)

10.34
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

10.35
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

10.36
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

10.41
Term Loan Facility Credit Agreement, dated September 20, 2013, among Amgen Inc., the Banks therein named, Bank of America, N.A., as Administrative Agent, and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Syndication Agents. (Filed as an exhibit to Form 8-K on September 20, 2013 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

Exhibit No.	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)