Form 10-Q
period 2016-06-30
AMGEN INC
filed 2016-07-29
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of July 25, 2016, the registrant had 748,360,906 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$5,474	$5,225	$10,713	$10,099
Other revenues	214	145	502	304
Total revenues	5,688	5,370	11,215	10,403

Operating expenses:
Cost of sales	1,050	1,089	2,068	2,122
Research and development	900	964	1,772	1,858
Selling, general and administrative	1,292	1,160	2,495	2,186
Other	66	81	98	139
Total operating expenses	3,308	3,294	6,433	6,305

Operating income	2,380	2,076	4,782	4,098

Interest expense, net	313	277	607	529
Interest and other income, net	137	198	287	304

Income before income taxes	2,204	1,997	4,462	3,873

Provision for income taxes	334	344	692	597

Net income	$1,870	$1,653	$3,770	$3,276

Earnings per share:
Basic	$2.49	$2.18	$5.01	$4.30
Diluted	$2.47	$2.15	$4.97	$4.26

Shares used in calculation of earnings per share:
Basic	751	760	753	761
Diluted	756	768	759	769

Dividends paid per share	$1.00	$0.79	$2.00	$1.58

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,870	$1,653	$3,770	$3,276
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation (losses) gains	(17)	18	16	(155)
Effective portion of cash flow hedges	(6)	(115)	(185)	63
Net unrealized gains (losses) on available-for-sale securities	184	(108)	542	32
Other	1	—	1	—
Other comprehensive income (loss), net of taxes	162	(205)	374	(60)
Comprehensive income	$2,032	$1,448	$4,144	$3,216

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$4,144
Marketable securities	32,404	27,238
Trade receivables, net	3,078	2,995
Inventories	2,671	2,435
Other current assets	2,164	1,703
Total current assets	42,947	38,515

Property, plant and equipment, net	4,884	4,907
Intangible assets, net	11,068	11,641
Goodwill	14,799	14,787
Other assets	1,773	1,599
Total assets	$75,471	$71,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870	$965
Accrued liabilities	4,666	5,452
Current portion of long-term debt	5,294	2,247
Total current liabilities	10,830	8,664

Long-term debt	27,928	29,182
Long-term deferred tax liability	2,598	2,239
Other noncurrent liabilities	3,982	3,281

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—748.9 shares in 2016 and 754.0 shares in 2015	30,595	30,649
Accumulated deficit	(356)	(2,086)
Accumulated other comprehensive loss	(106)	(480)
Total stockholders’ equity	30,133	28,083
Total liabilities and stockholders’ equity	$75,471	$71,449

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,770	$3,276
Depreciation and amortization	1,043	1,043
Share-based compensation expense	139	160
Deferred income taxes	245	(126)
Other items, net	42	5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(119)	(199)
Inventories	(156)	196
Other assets	(330)	85
Accounts payable	(100)	(198)
Accrued income taxes	(328)	369
Other liabilities	386	155
Net cash provided by operating activities	4,592	4,766
Cash flows from investing activities:
Purchases of property, plant and equipment	(344)	(251)
Purchases of intangible assets	(99)	(50)
Proceeds from the sale of property, plant and equipment	14	226
Purchases of marketable securities	(14,969)	(13,530)
Proceeds from sales of marketable securities	9,063	8,021
Proceeds from maturities of marketable securities	1,339	2,500
Other	(51)	(227)
Net cash used in investing activities	(5,047)	(3,311)
Cash flows from financing activities:
Net proceeds from issuance of debt	2,908	3,464
Repayment of debt	(1,000)	(2,150)
Repurchases of common stock	(1,218)	(940)
Dividends paid	(1,504)	(1,201)
Settlement of contingent consideration obligation	—	(225)
Withholding taxes arising from shares withheld for share-based payments	(262)	(390)
Other	17	51
Net cash used in financing activities	(1,059)	(1,391)
(Decrease) increase in cash and cash equivalents	(1,514)	64
Cash and cash equivalents at beginning of period	4,144	3,731
Cash and cash equivalents at end of period	$2,630	$3,795

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2016 and 2015, is unaudited but includes all adjustments (consisting of only normal recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $7.5 billion and $7.3 billion as of June 30, 2016, and December 31, 2015, respectively.
Recent accounting pronouncements and reclassifications
During the first quarter of 2016, we adopted a new accounting standard that amends the presentation for debt issuance costs. See Note 9, Financing arrangements.
During the first quarter of 2016, we adopted a new accounting standard that amends certain aspects of the accounting for employee share-based payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as income tax benefits and expenses in the income statement. See Note 4, Income taxes. Previously, such amounts were recognized as increases and decreases in common stock and additional paid-in capital. This aspect of the standard was adopted prospectively, and accordingly, the Provision for income taxes for the three and six months ended June 30, 2016, includes $37 million and $114 million, respectively, of excess tax benefits arising from share-based payments. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring (i) that excess income tax benefits and deficiencies be classified in cash flows from operating activities (such amounts were previously included in cash flows from financing activities) and (ii) that cash paid to taxing authorities arising from the withholding of shares from employees be classified in cash flows from financing activities (such amounts were previously included in cash flows from operating activities). We adopted the aspects of the standard affecting the cash flow presentation retrospectively, and accordingly, to conform to the current year presentation, in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015, we reclassified: (a) $233 million of excess tax benefits from Net cash used in financing activities to Net cash provided by operating activities and (b) $390 million of cash paid to taxing authorities arising from withholding of shares from employees from Net cash provided by operating activities to Net cash used in financing activities.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. We are currently evaluating the impact that the revenue standards will have on our consolidated financial statements and determining the transition method that we will apply.
In January 2016, the FASB issued a new accounting standard that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. The new standard is effective for interim and annual periods beginning on January 1, 2018. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
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
In June 2016, the FASB issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets are presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded through an allowance for such losses rather than reducing the carrying amount under the current other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on January 1, 2020. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
Certain amounts in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015, have been reclassified from Accounts payable to Other liabilities within Changes in operating assets and liabilities, net of acquisitions to conform to the current year presentation.
2. Restructuring
We continue to execute on the transformation and process improvement efforts announced in 2014. As part of these efforts, we committed to a more agile and efficient operating model. Our transformation and process improvement efforts across the Company are enabling us to reallocate resources to fund many of our innovative pipeline and growth opportunities that will deliver value to patients and stockholders. These efforts include a restructuring, which is also delivering cost savings and funding investments. As part of the restructuring, we are closing or have closed our facilities in Washington state and Colorado and reducing the number of buildings we occupy at our headquarters in Thousand Oaks, California, as well as at other locations.
We continue to estimate that we will incur $800 million to $900 million of pre-tax charges in connection with our restructuring, including (i) separation and other headcount-related costs of $535 million to $585 million with respect to staff reductions and (ii) asset-related charges of $265 million to $315 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities. Through June 30, 2016, we have incurred $471 million of separation and other headcount-related costs and $213 million of asset-related charges. We expect that we will incur most of the remaining estimated costs during the remainder of 2016 and in 2017 in order to support our ongoing transformation and process improvement efforts.
The amounts related to the restructuring recorded in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2016, were not significant. As of June 30, 2016, the total restructuring liability decreased to $35 million due primarily to payments related to separation costs.
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
4. Income taxes
The effective tax rates for the three and six months ended June 30, 2016, were 15.2% and 15.5%, respectively, compared with 17.2% and 15.4% for the corresponding periods of the prior year. The effective rates differ from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
The decrease in our effective tax rate for the three months ended June 30, 2016, was due primarily to the favorable tax impact of discrete benefits associated with tax incentives and the adoption of a new accounting standard that amends certain aspects of the accounting for employee share-based compensation payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as income tax benefits and expenses in the income statement. The decrease was offset partially by the unfavorable tax impact of the changes in the jurisdictional mix of income and expenses.
The increase in our effective tax rate for the six months ended June 30, 2016, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses and by a state tax audit settlement in the three months ended March 31, 2015. The increase was offset partially by discrete benefits associated with tax incentives and the adoption of a new accounting standard that amends certain aspects of the accounting for employee share-based compensation payments.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations.
We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009, or to California state income tax examinations for years ended on or before December 31, 2008. We are currently under audit in several jurisdictions, including a U.S. federal income tax examination for tax years ended December 31, 2010, 2011, and 2012. Tax audits can involve complex issues, interpretations and judgments, and their resolution can take many years, particularly if subject to negotiation or litigation. Our assessments of uncertain tax benefits are based on information available to us at this time, including estimates and assumptions that have been deemed appropriate by management but may not be representative of final audit resolutions.
During the three and six months ended June 30, 2016, the gross amount of our unrecognized tax benefits (UTBs) increased by approximately $110 million and $220 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2016, if recognized, would affect our effective tax rate.

5. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which include principally shares that may be issued under our stock option, restricted stock and performance unit awards, as determined using the treasury stock method (collectively, dilutive securities).
The computations for basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Income (Numerator):
Net income for basic and diluted EPS	$1,870	$1,653	$3,770	$3,276

Shares (Denominator):
Weighted-average shares for basic EPS	751	760	753	761
Effect of dilutive securities	5	8	6	8
Weighted-average shares for diluted EPS	756	768	759	769

Basic EPS	$2.49	$2.18	$5.01	$4.30
Diluted EPS	$2.47	$2.15	$4.97	$4.26
For the three and six months ended June 30, 2016 and 2015, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.
6. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of June 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$7,916	$104	$—	$8,020
Other government-related debt securities:
U.S.	345	2	—	347
Foreign and other	1,814	54	(2)	1,866
Corporate debt securities:
Financial	8,120	121	(3)	8,238
Industrial	8,345	141	(13)	8,473
Other	1,002	17	(1)	1,018
Residential mortgage-backed securities	1,729	15	(6)	1,738
Other mortgage- and asset-backed securities	2,197	10	(27)	2,180
Money market mutual funds	1,673	—	—	1,673
Other short-term interest-bearing securities	1,014	—	—	1,014
Total interest-bearing securities	34,155	464	(52)	34,567
Equity securities	89	34	—	123
Total available-for-sale investments	$34,244	$498	$(52)	$34,690

Type of security as of December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$4,298	$—	$(24)	$4,274
Other government-related debt securities:
U.S.	536	—	(2)	534
Foreign and other	1,768	7	(36)	1,739
Corporate debt securities:
Financial	7,904	7	(40)	7,871
Industrial	7,961	11	(136)	7,836
Other	905	1	(21)	885
Residential mortgage-backed securities	1,484	1	(15)	1,470
Other mortgage- and asset-backed securities	2,524	—	(55)	2,469
Money market mutual funds	3,370	—	—	3,370
Other short-term interest-bearing securities	528	—	—	528
Total interest-bearing securities	31,278	27	(329)	30,976
Equity securities	88	48	—	136
Total available-for-sale investments	$31,366	$75	$(329)	$31,112
The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	June 30, 2016	December 31, 2015
Cash and cash equivalents	$2,163	$3,738
Marketable securities	32,404	27,238
Other assets — noncurrent	123	136
Total available-for-sale investments	$34,690	$31,112
Cash and cash equivalents in the above table excludes cash of $467 million and $406 million as of June 30, 2016, and December 31, 2015, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	June 30, 2016	December 31, 2015
Maturing in one year or less	$3,965	$4,578
Maturing after one year through three years	11,141	9,370
Maturing after three years through five years	12,155	9,932
Maturing after five years through ten years	3,335	3,087
Maturing after ten years	53	70
Mortgage- and asset-backed securities	3,918	3,939
Total interest-bearing securities	$34,567	$30,976
For the three months ended June 30, 2016 and 2015, realized gains totaled $31 million and $18 million, respectively, and realized losses totaled $54 million and $27 million, respectively. For the six months ended June 30, 2016 and 2015, realized gains totaled $68 million and $54 million, respectively, and realized losses totaled $121 million and $98 million, respectively. The cost of securities sold is based on the specific identification method.

The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of June 30, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$174	$—	$—	$—
Other government-related debt securities:
Foreign and other	53	(1)	67	(1)
Corporate debt securities:
Financial	420	(2)	171	(1)
Industrial	884	(8)	405	(5)
Other	64	—	31	(1)
Residential mortgage-backed securities	100	(1)	289	(5)
Other mortgage- and asset-backed securities	168	(4)	481	(23)
Equity securities	1	—	—	—
Total	$1,864	$(16)	$1,444	$(36)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$4,196	$(24)	$—	$—
Other government-related debt securities:
U.S.	494	(2)	20	—
Foreign and other	1,306	(32)	56	(4)
Corporate debt securities:
Financial	5,988	(38)	228	(2)
Industrial	5,427	(108)	679	(28)
Other	807	(19)	39	(2)
Residential mortgage-backed securities	804	(8)	304	(7)
Other mortgage- and asset-backed securities	1,834	(19)	561	(36)
Total	$20,856	$(250)	$1,887	$(79)
The primary objective of our investment portfolio is to enhance overall returns in an efficient manner while maintaining safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future based on new developments or changes in assumptions related to any particular security. As of June 30, 2016, and December 31, 2015, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Raw materials	$205	$201
Work in process	1,510	1,529
Finished goods	956	705
Total inventories	$2,671	$2,435
8. Goodwill and other intangible assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in millions):

	Six months ended June 30,
	2016	2015
Beginning balance	$14,787	$14,788
Goodwill related to acquisitions of businesses(1)	2	—
Currency translation adjustments	10	(65)
Ending balance	$14,799	$14,723

(1)
Consists of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$12,313	$(5,472)	$6,841	$12,310	$(4,996)	$7,314
Licensing rights	3,275	(1,149)	2,126	3,275	(998)	2,277
Research and development technology rights	1,138	(675)	463	1,134	(635)	499
Marketing-related rights	1,349	(726)	623	1,186	(650)	536
Total finite-lived intangible assets	18,075	(8,022)	10,053	17,905	(7,279)	10,626
Indefinite-lived intangible assets:
IPR&D	1,015	—	1,015	1,015	—	1,015
Total identifiable intangible assets	$19,090	$(8,022)	$11,068	$18,920	$(7,279)	$11,641
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

IPR&D consists of R&D projects acquired in a business combination that are not complete at the time of acquisition due to remaining technological risks and/or lack of receipt of required regulatory approvals. As of June 30, 2016, the projects include primarily AMG 899, acquired in the acquisition of Dezima (see Note 3, Business combinations); oprozomib, acquired in the acquisition of Onyx Pharmaceuticals, Inc. (Onyx); and Parsabiv™ (etelcalcetide), acquired in the acquisition of KAI Pharmaceuticals.
All IPR&D projects have major risks and uncertainties associated with the timely and successful completion of development and commercialization of these product candidates, including our ability to confirm their safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require our completing clinical trials that demonstrate a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans, as well as competitive product launches, impact the revenues a product can generate. Consequently, the eventual realized value, if any, of these acquired IPR&D projects may vary from their estimated fair values. We review IPR&D projects for impairment annually, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and upon the establishment of technological feasibility or regulatory approval.
During the three months ended June 30, 2016 and 2015, we recognized amortization charges associated with our finite-lived intangible assets of $371 million and $345 million, respectively. During the six months ended June 30, 2016 and 2015, we recognized amortization charges associated with our finite-lived intangible assets of $740 million and $686 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the remaining six months ending December 31, 2016, and the years ending December 31, 2017, 2018, 2019, 2020 and 2021, are $0.7 billion, $1.3 billion, $1.2 billion, $1.1 billion, $1.0 billion and $0.9 billion, respectively.

9. Financing arrangements
The principal amounts, fixed contractual coupon rates and aggregate carrying value of our long-term borrowings were as follows (in millions):

	June 30, 2016	December 31, 2015
2.30% notes due 2016 (2.30% 2016 Notes)	$—	$750
2.50% notes due 2016 (2.50% 2016 Notes)	1,000	1,000
2.125% notes due 2017 (2.125% 2017 Notes)	1,250	1,250
Floating Rate Notes due 2017	600	600
1.25% notes due 2017 (1.25% 2017 Notes)	850	850
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,100
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
Term Loan due 2018 (Term Loan)	1,725	1,975
4.375% euro-denominated notes due 2018 (4.375% 2018 euro Notes)	606	599
5.70% notes due 2019 (5.70% 2019 Notes)	1,000	1,000
Floating Rate Notes due 2019	250	250
2.20% notes due 2019 (2.20% 2019 Notes)	1,400	1,400
2.125% euro-denominated notes due 2019 (2.125% 2019 euro Notes)	750	733
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
2.125% notes due 2020 (2.125% 2020 Notes)	750	750
3.45% notes due 2020 (3.45% 2020 Notes)	900	900
4.10% notes due 2021 (4.10% 2021 Notes)	1,000	1,000
3.875% notes due 2021 (3.875% 2021 Notes)	1,750	1,750
1.25% euro-denominated notes due 2022 (1.25% 2022 euro Notes)	1,388	—
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% Swiss-franc-denominated bonds due 2023 (0.41% 2023 Swiss franc Bonds)	717	—
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% euro-denominated notes due 2026 (2.00% 2026 euro Notes)	833	—
5.50% pound-sterling denominated notes due 2026 (5.50% 2026 pound sterling Notes)	633	700
4.00% pound-sterling denominated notes due 2029 (4.00% 2029 pound sterling Notes)	932	1,032
6.375% notes due 2037 (6.375% 2037 Notes)	552	900
6.90% notes due 2038 (6.90% 2038 Notes)	291	500
6.40% notes due 2039 (6.40% 2039 Notes)	466	1,000
5.75% notes due 2040 (5.75% 2040 Notes)	412	700
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	974	2,250
5.65% notes due 2042 (5.65% 2042 Notes)	487	1,250
5.375% notes due 2043 (5.375% 2043 Notes)	261	1,000
4.40% notes due 2045 (4.40% 2045 Notes)	1,250	1,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	—
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	—
Other notes	100	100
Unamortized bond discounts and issuance costs	(1,011)	(210)
Total carrying value of debt	$33,222	$31,429
Less current portion	(5,294)	(2,247)
Total noncurrent debt	$27,928	$29,182

The principal amounts of notes denominated in foreign currencies in the above table include €550 million of 4.375% 2018 euro Notes, €675 million of 2.125% 2019 euro Notes, €1,250 million of 1.25% 2022 euro Notes, CHF700 million of 0.41% 2023 Swiss franc Bonds, €750 million of 2.00% 2026 euro Notes, £475 million of 5.50% 2026 pound sterling Notes and £700 million of 4.00% 2029 pound sterling Notes.
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes and the 4.663% 2051 Notes, which have effective interest rates of approximately 6.3% and 5.6%, respectively.
During the first quarter of 2016, we retrospectively adopted a new accounting standard that amends the presentation of debt issuance costs. Such costs are now presented as a direct deduction from the carrying amount of the debt liability and not as deferred charges presented as assets on our Condensed Consolidated Balance Sheets. As a result of adopting this new accounting standard, our Condensed Consolidated Balance Sheet at December 31, 2015, was restated to reflect this impact, which reduced both Other current assets and the Current portion of long-term debt by $3 million and both Other assets and Long-term debt by $124 million.
Debt repayments
During the six months ended June 30, 2016, we repaid $250 million of principal on our Term Loan due 2018 and the $750 million aggregate principal amount of the 2.30% 2016 Notes.
Debt issuances
During the six months ended June 30, 2016, we issued debt securities in the following offerings:

•	In March 2016, we issued $704 million principal amount of bonds, consisting of the 0.41% 2023 Swiss franc Bonds (CHF700 million principal amount).

•
In February 2016, we issued $2.2 billion aggregate principal amount of notes, consisting of the 1.25% 2022 euro Notes (€1,250 million principal amount) and the 2.00% 2026 euro Notes (€750 million principal amount).

Debt issuance costs incurred in connection with both issuances of debt totaling approximately $13 million are being amortized over the respective lives of the debt securities and the related charges are included in Interest expense, net, in the Condensed Consolidated Statements of Income.
In the event of a change-in-control triggering event, as defined, we may be required to purchase all or a portion of these debt securities (as well as the debt exchange issuances discussed below) at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, all of the euro-denominated notes issued during 2016 may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a make-whole amount, as defined. These euro-denominated notes may be redeemed without payment of a make-whole amount if they are redeemed on or after three months prior to their maturity date.
Debt exchange
During the three months ended June 30, 2016, we completed a private offering to exchange portions of certain outstanding senior notes due 2037 through 2043 (collectively, the Old Notes), listed below, for new senior notes, consisting of principal amounts of $1.4 billion of 4.563% 2048 Notes and $3.5 billion of 4.663% 2051 Notes (collectively, the New Notes).
The following principal amounts of each series of Old Notes were validly tendered and subsequently canceled (in millions):

Principal Amount Exchanged
6.375% 2037 Notes	$348
6.90% 2038 Notes	209
6.40% 2039 Notes	534
5.75% 2040 Notes	288
5.15% 2041 Notes	1,276
5.65% 2042 Notes	763
5.375% 2043 Notes	739

The New Notes bear lower fixed coupon rates while requiring higher principal repayments on extended maturity dates, compared with the Old Notes that were exchanged. There were no other significant changes to the terms between the Old Notes and the New Notes. The exchange is considered a debt modification, and there were no cash payments to or cash receipts from the note holders as a result of the exchange. Existing deferred financing costs associated with the Old Notes, as well as discounts associated with the New Notes aggregating $801 million, will be accreted over the term of the New Notes and recorded as Interest expense, net. Transaction costs of $24 million incurred for the exchange were expensed immediately in Interest and other income, net.
10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2016		2015
	Shares	Dollars	Shares	Dollars
First quarter	4.7	$690	2.9	$451
Second quarter	3.9	591	3.3	515
	8.6	$1,281	6.2	$966
As of June 30, 2016, $3.6 billion remained available under our stock repurchase program.
Dividends
In July 2016, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock, which will be paid in September 2016.
In March 2016 and December 2015, the Board of Directors declared quarterly cash dividends of $1.00 per share of common stock, which were paid in June 2016 and March 2016, respectively.
Accumulated other comprehensive income/(loss)
The components of accumulated other comprehensive income/(loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2015	$(511)	$297	$(260)	$(6)	$(480)
Foreign currency translation adjustments	36	—	—	—	36
Unrealized (losses) gains	—	(117)	379	—	262
Reclassification adjustments to income	—	(166)	30	—	(136)
Income taxes	(3)	104	(51)	—	50
Balance as of March 31, 2016	$(478)	$118	$98	$(6)	$(268)
Foreign currency translation adjustments	(22)	—	—	—	(22)
Unrealized (losses) gains	—	(144)	268	—	124
Reclassification adjustments to income	—	133	23	—	156
Other	—	—	—	1	1
Income taxes	5	5	(107)	—	(97)
Balance as of June 30, 2016	$(495)	$112	$282	$(5)	$(106)

The reclassifications out of AOCI and into earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended June 30, 2016	Three months ended June 30, 2015	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$79	$91	Product sales
Cross-currency swap contract (losses) gains	(212)	136	Interest and other income, net
Forward interest rate contract losses	—	(1)	Interest expense, net
	(133)	226	Total before income tax
	49	(81)	Tax benefit (expense)
	$(84)	$145	Net of taxes
Available-for-sale securities:
Net realized losses	$(23)	$(9)	Interest and other income, net
	8	3	Tax benefit
	$(15)	$(6)	Net of taxes

	Amounts reclassified out of AOCI
Components of AOCI	Six months ended June 30, 2016	Six months ended June 30, 2015	Line item affected in the Statements of Income
Cash flow hedges:
Foreign currency contract gains	$175	$160	Product sales
Cross-currency swap contract losses	(142)	(47)	Interest and other income, net
Forward interest rate contract losses	—	(1)	Interest expense, net
	33	112	Total before income tax
	(12)	(40)	Tax expense
	$21	$72	Net of taxes
Available-for-sale securities:
Net realized losses	$(53)	$(44)	Interest and other income, net
	8	16	Tax benefit
	$(45)	$(28)	Net of taxes
11. Fair value measurement
To estimate the fair value of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The fair value of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis was as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of June 30, 2016, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$8,020	$—	$—	$8,020
Other government-related debt securities:
U.S.	—	347	—	347
Foreign and other	—	1,866	—	1,866
Corporate debt securities:
Financial	—	8,238	—	8,238
Industrial	—	8,473	—	8,473
Other	—	1,018	—	1,018
Residential mortgage-backed securities	—	1,738	—	1,738
Other mortgage- and asset-backed securities	—	2,180	—	2,180
Money market mutual funds	1,673	—	—	1,673
Other short-term interest-bearing securities	—	1,014	—	1,014
Equity securities	123	—	—	123
Derivatives:
Foreign currency contracts	—	68	—	68
Cross-currency swap contracts	—	17	—	17
Interest rate swap contracts	—	266	—	266
Total assets	$9,816	$25,225	$—	$35,041

Liabilities:
Derivatives:
Foreign currency contracts	$—	$27	$—	$27
Cross-currency swap contracts	—	456	—	456
Forward interest rate contracts	—	4	—	4
Contingent consideration obligations in connection with business combinations	—	—	171	171
Total liabilities	$—	$487	$171	$658

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value measurement
as of December 31, 2015, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$4,274	$—	$—	$4,274
Other government-related debt securities:
U.S.	—	534	—	534
Foreign and other	—	1,739	—	1,739
Corporate debt securities:
Financial	—	7,871	—	7,871
Industrial	—	7,836	—	7,836
Other	—	885	—	885
Residential mortgage-backed securities	—	1,470	—	1,470
Other mortgage- and asset-backed securities	—	2,469	—	2,469
Money market mutual funds	3,370	—	—	3,370
Other short-term interest-bearing securities	—	528	—	528
Equity securities	136	—	—	136
Derivatives:
Foreign currency contracts	—	142	—	142
Interest rate swap contracts	—	71	—	71
Total assets	$7,780	$23,545	$—	$31,325

Liabilities:
Derivatives:
Foreign currency contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	250	—	250
Interest rate swap contracts	—	3	—	3
Contingent consideration obligations in connection with business combinations	—	—	188	188
Total liabilities	$—	$261	$188	$449
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A or equivalent by Moody’s Investors Service, Inc. (Moody’s) and A- by Standard & Poor’s Financial Services LLC (S&P) or Fitch, Inc. (Fitch); and our corporate debt securities portfolio has a weighted-average credit rating of BBB + or equivalent by S&P or Moody’s and A- by Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Our residential mortgage-, other mortgage- and asset-backed securities portfolio is composed entirely of senior tranches, with credit ratings of AAA by S&P, Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.
We value our other short-term interest-bearing securities at amortized cost, which approximates fair value given their near-term maturity dates.

All of our foreign currency forward and option derivatives contracts have maturities of three years or less, and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P or Moody’s. We estimated the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency rates, London Interbank Offered Rates (LIBOR), swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 12, Derivative instruments.
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
Contingent consideration obligations
As a result of our business acquisitions, we incurred contingent consideration obligations, as discussed below. These contingent consideration obligations are recorded at their estimated fair values, and we revalue these obligations each reporting period until the related contingencies are resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to product candidates acquired in business combinations and are reviewed quarterly by management in our R&D and commercial sales organizations. These inputs include, as applicable, estimated probabilities and timing of achieving specified regulatory and commercial milestones and estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related regulatory and commercial events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of these obligations, as applicable. Changes in the fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$194	$215	$188	$215
Net changes in valuation	(23)	—	(17)	—
Ending balance	$171	$215	$171	$215
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
As a result of our acquisition of BioVex Group, Inc. (BioVex), in March 2011, we are obligated to pay its former shareholders up to $325 million of additional consideration contingent if certain sales thresholds are achieved within specified periods of time.
We estimate the fair values of the obligations to former shareholders of Dezima and BioVex by using probability-adjusted discounted cash flows, and we review underlying key assumptions on a quarterly basis. There were no significant changes in the fair values of contingent consideration obligations during the three and six months ended June 30, 2016.
During the six months ended June 30, 2016 and 2015, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair values of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of June 30, 2016, and December 31, 2015, the aggregate fair values of our long-term debt were $36.8 billion and $33.1 billion, respectively, and the carrying values were $33.2 billion and $31.4 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations on our international product sales, we enter into foreign currency forward and option contracts to hedge a portion of our projected international product sales, primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods.
As of June 30, 2016, and December 31, 2015, we had open foreign currency forward contracts with notional amounts of $3.5 billion and $3.3 billion, respectively, and open foreign currency option contracts with notional amounts of $225 million. We have designated these foreign currency forward and foreign currency option contracts, which are primarily euro based, as cash flow hedges, and accordingly, we report the effective portions of the unrealized gains and losses on these contracts in AOCI on the Condensed Consolidated Balance Sheets, and we reclassify them to earnings in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we entered into cross-currency swap contracts. Under the terms of these contracts, we paid euros, pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at the inception of the contracts, and based on these notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, effectively converting the interest payments and principal repayment on the debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI on the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings.

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
In connection with anticipated issuances of long-term fixed-rate debt, we entered into an aggregate notional amount of $500 million in forward interest rate contracts during the three months ended June 30, 2016. The forward interest rate contracts hedge the variability in cash flows due to changes in the applicable Treasury rate between the time we entered into these contracts and the time the related debt is issued. Gains and losses on such contracts, which are designated as cash flow hedges, are reported in AOCI and will be amortized into earnings over the lives of the associated debt issuances.
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2016	2015	2016	2015
Foreign currency contracts	$86	$(99)	$(62)	$293
Cross-currency swap contracts	(226)	143	(195)	(81)
Forward interest rate contracts	(4)	—	(4)	—
Total	$(144)	$44	$(261)	$212
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI and into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives in cash flow hedging relationships	Statements of Income location	2016	2015	2016	2015
Foreign currency contracts	Product sales	$79	$91	$175	$160
Cross-currency swap contracts	Interest and other income, net	(212)	136	(142)	(47)
Forward interest rate contracts	Interest expense, net	—	(1)	—	(1)
Total		$(133)	$226	$33	$112
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, the amounts expected to be reclassified out of AOCI and into earnings over the next 12 months are approximately $124 million of net gains on our foreign currency and cross-currency swap contracts and approximately $1 million of losses on forward interest rate contracts.
Fair value hedges
To achieve a desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts that qualify and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. We had interest rate swap agreements as of June 30, 2016, and December 31, 2015, with aggregate notional amounts of $6.65 billion. The contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 2.0%.

For derivative instruments that qualify for and are designated as fair value hedges, we recognize in current earnings the unrealized gain or loss on the derivative resulting from the change in fair value during the period as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk. For the three and six months ended June 30, 2016, we included the unrealized losses on hedged debt of $49 million and $198 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $49 million and $198 million, respectively, on the related interest rate swap agreements. For the three and six months ended June 30, 2015, we included the unrealized gains on the hedged debt of $83 million and losses of $6 million, respectively, in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized losses of $83 million and gains of $6 million, respectively, on the related interest rate swap agreements.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. The exposures are hedged on a month-to-month basis. As of June 30, 2016, and December 31, 2015, the total notional amounts of these foreign currency forward contracts were $727 million and $911 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amount of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments	Statements of Income location	2016	2015	2016	2015
Foreign currency contracts	Interest and other income, net	$(24)	$20	$(34)	$(9)
The fair values of derivatives included on the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2016	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$68	Accrued liabilities/ Other noncurrent liabilities	$26
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	17	Accrued liabilities/ Other noncurrent liabilities	456
Forward interest rate contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	4
Interest rate swap contracts	Other current assets/ Other noncurrent assets	266	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		351		486
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$351		$487

	Derivative assets		Derivative liabilities
December 31, 2015	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$142	Accrued liabilities/ Other noncurrent liabilities	$7
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	250
Interest rate swap contracts	Other current assets/ Other noncurrent assets	71	Accrued liabilities/ Other noncurrent liabilities	3
Total derivatives designated as hedging instruments		213		260
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$213		$261
Our derivative contracts that were in liability positions as of June 30, 2016, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under these contracts may only be offset against other amounts due to or from the same counterparty if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the six months ended June 30, 2016 and 2015, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings and other matters that are complex in nature and have outcomes that are difficult to predict. We describe our legal proceedings and other matters that are significant or that we believe could be significant in this Note, in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note 13, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, or in Note 13, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters pending against us described in this filing, in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, or in Note 13, Contingencies and commitments to our condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
PCSK9 Antibody Patent Litigations
Patent Disputes in the European Region
As previously disclosed, Amgen was served with a patent revocation action in the Patent Court of the Chancery Division of the High Court of Justice of England and Wales (the UK Patent Court) by Pfizer Inc. seeking to revoke European Patent (UK) No. 2,215,124. Trial is scheduled for October 2017.
We are also involved in and expect future involvement in additional disputes regarding our proprotein convertase subtilisin/kexin type 9 (PCSK9) patents in other jurisdictions and regions, including matters we have filed in the United Kingdom (U.K.) and Germany.
Biosimilars Patent Litigations
We have filed a number of lawsuits against manufacturers of products that purport to be biosimilars of certain of our products. In each case, our complaint alleges that the manufacturer’s actions infringe certain patents we hold and/or that the manufacturer has failed to comply with certain provisions of the Biologics Price Competition and Innovation Act (BPCIA).
Sandoz Pegfilgrastim Litigation
On May 3, 2016, Sandoz Inc., Sandoz International GmbH and Sandoz GmbH (collectively Sandoz) filed a motion to dismiss this lawsuit pending in the U.S. District Court for the District of New Jersey, which stems from Sandoz’s abbreviated Biologics License Application (BLA) seeking U.S. Food and Drug Administration (FDA) authorization to market a biosimilar version of Amgen’s Neulasta® (pegfilgrastim) product. On July 22, 2016, the court dismissed the case for lack of subject matter jurisdiction.
On May 12, 2016, Amgen filed a separate lawsuit in the U.S. District Court for the Northern District of California (the California Northern District Court) against Sandoz and Lek Pharmaceuticals d.d. for infringement of U.S. Patent Nos. 8,940,878 and 5,824,784 in accordance with the patent provisions of the BPCIA.
Sandoz Filgrastim Litigation
On July 1, 2016, the California Northern District Court held a claim construction hearing with respect to the patent infringement claim and counterclaims.
As previously disclosed, Sandoz filed a petition for certiorari seeking review of the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) ruling concluding that a biosimilar applicant must give 180-day advance notice of first marketing and that notice may only be given after the FDA has licensed the biosimilar product and Amgen filed a conditional cross-petition for certiorari seeking review of the Federal Circuit Court’s ruling that the only remedy available when a biosimilar applicant refuses to provide its BLA is to bring a patent infringement claim. On June 20, 2016, the U.S. Supreme Court invited the Solicitor General to file briefs expressing the views of the United States on both Sandoz’s petition and Amgen’s conditional cross-petition.
Apotex Pegfilgrastim/Filgrastim Litigation
On July 5, 2016, the Federal Circuit Court affirmed the U.S. District Court for the Southern District of Florida (the Florida Southern District Court) injunction, holding that the 180-day notice of commercial marketing is mandatory under the BPCIA and can only be given post-FDA licensure of the biosimilar product.
On June 24, 2016, the Florida Southern District Court issued a further claim construction decision granting the motion for summary judgment of no literal infringement of U.S. Patent No. 8,952,138 (the ’138 Patent) filed by Apotex, Inc. and Apotex Corp. (collectively Apotex) and denying the motion with respect to no infringement under the doctrine of equivalents. On June 15, 2016, the Florida Southern District Court dismissed without prejudice all claims and counterclaims related to U.S. Patent Nos. 6,162,427 and 5,824,784 on the parties’ joint stipulation of dismissal. In a separate order that same day, the Florida Southern District Court also dismissed without prejudice all counterclaims related to unlawful monopolization in violation of the Sherman Antitrust Act on the parties’ joint stipulation of dismissal. On July 11, 2016, trial began on infringement of the ’138 Patent and Apotex’s counterclaims and defenses. At the conclusion of trial on July 18, 2016, the Florida Southern District Court entered partial judgment in Amgen’s favor that the asserted claims of the ’138 patent are not invalid for anticipation, obviousness, indefiniteness or lack of written description and deferred decision on Apotex’s motion for judgment of no infringement under the doctrine of equivalents. The case was taken under submission and the parties were directed to file proposed findings of fact and conclusions of law on or before August 18, 2016.
Hospira Epoetin Alfa Litigation
On June 3, 2016, Amgen filed a notice of appeal seeking review of the U.S. District Court of Delaware’s order that Hospira, Inc. (Hospira), a subsidiary of Pfizer Inc., need not provide Amgen discovery of certain of its manufacturing processes that Hospira withheld during the BPCIA dispute resolution process. On July 8, 2016, Hospira filed a motion to dismiss the appeal and Amgen filed an opposition brief on July 18, 2016.
Onyx Litigation
As previously disclosed, the plaintiffs and the Onyx director defendants in this class action lawsuit filed a notice of settlement with the Superior Court of the State of California for the County of San Mateo for an immaterial amount. On July 26, 2016, the court preliminarily approved the settlement.
Federal Securities Litigation—In re Amgen Inc. Securities Litigation
On July 20, 2016, the parties agreed to settle this securities class action case for an immaterial amount. The settlement remains subject to court approval.
ERISA Litigation
On June 27, 2016, the parties reached an agreement in principle to settle this case for an immaterial amount. The settlement remains subject to court approval.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the period ended March 31, 2016. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the U.S. Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we or others on our behalf may make forward-looking statements in press releases or written statements or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue,” as well as variations of such words and similar expressions, are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases and restructuring plans. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
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
Currently, we market therapeutics for oncology/hematology, inflammation, nephrology, bone health and cardiovascular disease. Our principal products are Enbrel® (etanercept), Neulasta® (pegfilgrastim), Aranesp® (darbepoetin alfa), Prolia® (denosumab), XGEVA® (denosumab), Sensipar®/Mimpara® (cinacalcet), EPOGEN® (epoetin alfa), and NEUPOGEN® (filgrastim). We market several other products as well, including Vectibix® (panitumumab), Nplate® (romiplostim) and, more recently launched, KYPROLIS® (carfilzomib), BLINCYTO® (blinatumomab), Repatha® (evolocumab), IMLYGIC® (talimogene laherparepvec) and Corlanor® (ivabradine). Our product sales outside the United States consist principally of sales in Europe, and we continue to expand the commercialization and marketing of our products, including in Latin America, the Middle East and Asia.

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2016. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2015, and our Quarterly Report on Form 10-Q for the period ended March 31, 2016.
Products/Pipeline
Bone Health
Romosozumab

•
In July 2016, we and UCB, our collaboration partner in the development of romosozumab, announced that we submitted a BLA to the FDA for romosozumab, an investigational monoclonal antibody for the treatment of osteoporosis in postmenopausal women at increased risk of fracture. The BLA is based on data from the phase 3 placebo-controlled FRAME (FRActure study in postemenopausal woMen with ostEoporosis) study.

Cardiovascular
Repatha®(evolocumab)

•
In July 2016, we announced that the FDA approved the Repatha® Pushtronex™ system (on-body infusor with prefilled cartridge), a new, monthly single-dose administration option. The Pushtronex™ system is a hands-free device designed to provide 420 mg of Repatha® in a single dose.

Oncology/Hematology
BLINCYTO®(blinatumomab)

•
In May 2016, we announced that the FDA accepted for priority review the supplemental BLA for BLINCYTO® to include new data supporting the treatment of pediatric and adolescent patients with Philadelphia chromosome-negative relapsed or refractory B-cell precursor acute lymphoblastic leukemia. The FDA has set a September 1, 2016, Prescription Drug User Fee Act target action date as a goal for the completion of their review of our application.

KYPROLIS®(carfilzomib)

•
In June 2016, the European Commission (EC) approved a variation to the marketing authorization for KYPROLIS® to include use in combination with dexamethasone alone for adult patients with multiple myeloma who have received at least one prior therapy. The EC approved the extended indication for KYPROLIS® based on data from the phase 3 head-to-head ENDEAVOR (RandomizEd, OpeN Label, Phase 3 Study of Carfilzomib Plus DExamethAsone Vs Bortezomib Plus DexamethasOne in Patients With Relapsed Multiple Myeloma) study.

Neuroscience
Erenumab (formerly AMG 334)

•
In June 2016, we announced that the global phase 2 study evaluating the efficacy and safety of erenumab in chronic migraine prevention met its primary endpoint. Erenumab is being developed jointly with Novartis AG.

Biosimilars
ABP 501

•
In July 2016, the FDA’s Arthritis Advisory Committee voted unanimously to recommend approval of our biosimilar candidate ABP 501 in all available indications of the reference product, HUMIRA® (adalimumab). FDA advisory committees review marketed and investigational human drug products, including safety and effectiveness data, and make recommendations to the FDA. These committees are advisory and FDA officials are not bound to or limited by its recommendations, although the FDA has commonly followed the recommendation of its advisory panels. The FDA has set a Biosimilar User Fee Act target action date of September 25, 2016, for ABP 501.

ABP 980

•
In July 2016, we and Allergan plc announced the results from a phase 3 study evaluating the efficacy and safety of ABP 980 compared with trastuzumab in patients with human epidermal growth factor receptor 2-positive early breast cancer. The results ruled out inferiority compared to trastuzumab but could not rule out superiority based on its primary efficacy endpoint of the difference of the percentage of patients with a pathologic complete response.

Selected financial information
The following is an overview of our results of operations (dollar and share amounts in millions, except per share data):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Product sales:
U.S.	$4,317	$4,105	5%	$8,436	$7,876	7%
Rest of the world (ROW)	1,157	1,120	3%	2,277	2,223	2%
Total product sales	5,474	5,225	5%	10,713	10,099	6%
Other revenues	214	145	48%	502	304	65%
Total revenues	$5,688	$5,370	6%	$11,215	$10,403	8%
Operating expenses	$3,308	$3,294	—%	$6,433	$6,305	2%
Operating income	$2,380	$2,076	15%	$4,782	$4,098	17%
Net income	$1,870	$1,653	13%	$3,770	$3,276	15%
Diluted EPS	$2.47	$2.15	15%	$4.97	$4.26	17%
Diluted shares	756	768	(2)%	759	769	(1)%
The increases in global product sales for the three and six months ended June 30, 2016, were driven by ENBREL, Prolia®, KYPROLIS® and XGEVA®.
The increases in other revenues for the three and six months ended June 30, 2016, were driven primarily by upfront payments received for licensing transactions and higher Ibrance® royalty income. We receive an 8% royalty on Ibrance® sales as a result of the Onyx acquisition.
The increases in operating expenses for the three and six months ended June 30, 2016, were driven primarily by increased investments in new product launches. All categories of operating expenses benefited from savings resulting from our transformation and process improvement efforts.
The increases in net income and diluted EPS for the three and six months ended June 30, 2016, were driven by increases in revenues and operating margins.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefits or detriments that such movements have on our international product sales are offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. By hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros, our hedging activities seek to offset the impacts both positive and negative that foreign currency exchange rate changes may have on our net income. The net impacts from changes in foreign currency exchange rates were not material for the three and six months ended June 30, 2016 and 2015.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
ENBREL	$1,484	$1,348	10%	$2,869	$2,464	16%
Neulasta®	1,149	1,158	(1)%	2,332	2,292	2%
Aranesp®	504	479	5%	1,036	959	8%
Prolia®	441	340	30%	793	612	30%
XGEVA®	381	331	15%	759	671	13%
Sensipar®/Mimpara®	389	344	13%	756	678	12%
EPOGEN®	331	491	(33)%	631	1,025	(38)%
NEUPOGEN®	196	256	(23)%	409	502	(19)%
Other products	599	478	25%	1,128	896	26%
Total product sales	$5,474	$5,225	5%	$10,713	$10,099	6%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2015: (i) Overview, Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Results of Operations—Product Sales; and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, in section Item 1A. Risk Factors.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
ENBREL — U.S.	$1,423	$1,280	11%	$2,749	$2,332	18%
ENBREL — Canada	61	68	(10)%	120	132	(9)%
Total ENBREL	$1,484	$1,348	10%	$2,869	$2,464	16%
The increases in ENBREL sales for the three and six months ended June 30, 2016, were driven primarily by an increase in net selling price, offset partially by a decline in units due to competition.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Neulasta®— U.S.	$962	$953	1%	$1,958	$1,875	4%
Neulasta®— ROW	187	205	(9)%	374	417	(10)%
Total Neulasta®	$1,149	$1,158	(1)%	$2,332	$2,292	2%
The decrease in global Neulasta® sales for the three months ended June 30, 2016, was driven primarily by a decline in unit demand, offset partially by an increase in net selling price in the United States.
The increase in global Neulasta® sales for the six months ended June 30, 2016, was driven primarily by an increase in net selling price in the United States, offset partially by a decline in unit demand.
As of June 30, 2016, the Neulasta® Onpro™ kit represented approximately 40% of our U.S. Neulasta® business.

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
Future Neulasta® sales will also depend in part on the development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Aranesp® — U.S.	$260	$223	17%	$521	$412	26%
Aranesp® — ROW	244	256	(5)%	515	547	(6)%
Total Aranesp®	$504	$479	5%	$1,036	$959	8%
The increases in global Aranesp® sales for the three and six months ended June 30, 2016, were driven primarily by higher unit demand, including a shift by some U.S. dialysis customers from EPOGEN® to Aranesp®, offset partially by a decrease in net selling price and unfavorable changes in inventory.
Supplementary protection certificates issued by certain countries, including France, Germany, Italy, Spain, and the U.K., relating to our European patent for darbepoetin alfa (Aranesp®) expired in June 2016. For further information regarding our patents, see our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1. Business.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Prolia® — U.S.	$286	$215	33%	$507	$385	32%
Prolia® — ROW	155	125	24%	286	227	26%
Total Prolia®	$441	$340	30%	$793	$612	30%
The increases in global Prolia® sales for the three and six months ended June 30, 2016, were driven primarily by higher unit demand.
XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
XGEVA® — U.S.	$275	$234	18%	$546	$479	14%
XGEVA® — ROW	106	97	9%	213	192	11%
Total XGEVA®	$381	$331	15%	$759	$671	13%
The increases in global XGEVA® sales for the three and six months ended June 30, 2016, were driven primarily by higher unit demand and net selling price.

Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Sensipar® — U.S.	$303	$261	16%	$581	$502	16%
Sensipar®/Mimpara® — ROW	86	83	4%	175	176	(1)%
Total Sensipar®/Mimpara®	$389	$344	13%	$756	$678	12%
The increase in global Sensipar®/Mimpara® sales for the three months ended June 30, 2016, was driven primarily by an increase in net selling price and higher unit demand.
The increase in global Sensipar®/Mimpara® sales for the six months ended June 30, 2016, was driven primarily by an increase in net selling price and higher unit demand, offset partially by unfavorable changes in wholesaler and, based on prescription data, end-user inventories.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
EPOGEN® — U.S.	$331	$491	(33)%	$631	$1,025	(38)%
The decreases in EPOGEN® sales for the three and six months ended June 30, 2016, were driven primarily by a decline in units resulting from competition and, to a lesser extent, a shift by some U.S. dialysis customers to Aranesp®.
Our final material U.S. patent for EPOGEN® expired in May 2015. There is competition in the United States, which has intensified and will continue to have a material adverse impact on EPOGEN® sales. Currently in the United States, EPOGEN® and Aranesp® compete with MIRCERA®, which F. Hoffman-La Roche Ltd. began selling in October 2014 and, as of May 2015, for which it licensed commercialization rights in the United States to Galenica Group. MIRCERA® competes with Aranesp® in the nephrology setting only. On December 16, 2014, Hospira submitted a BLA to the FDA under the abbreviated pathway for Retacrit™, a proposed biosimilar to EPOGEN®. For discussion of ongoing litigation between us and Hospira, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
NEUPOGEN®
NEUPOGEN® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
NEUPOGEN® — U.S.	$141	$191	(26)%	$291	$372	(22)%
NEUPOGEN® — ROW	55	65	(15)%	118	130	(9)%
Total NEUPOGEN®	$196	$256	(23)%	$409	$502	(19)%
The decreases in global NEUPOGEN® sales for the three and six months ended June 30, 2016, were driven primarily by lower unit demand in the United States due to the impact of short-acting competition.
There is competition in the United States, which has intensified and will continue to have a material adverse impact on sales of NEUPOGEN®. On September 3, 2015, Sandoz announced it had launched Zarxio®, a biosimilar version of NEUPOGEN®, in the United States. On February 17, 2015, Apotex announced that the FDA had accepted its application for filing under the abbreviated pathway for its proposed biosimilar version of NEUPOGEN®. For discussion of ongoing, related litigation, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
KYPROLIS® — U.S.	$142	$112	27%	$271	$209	30%
KYPROLIS® — ROW	30	7	*	55	18	*
Vectibix® — U.S.	52	52	—%	108	99	9%
Vectibix® — ROW	108	108	—%	196	183	7%
Nplate® — U.S.	84	73	15%	170	151	13%
Nplate® — ROW	58	52	12%	113	100	13%
BLINCYTO® — U.S.	21	15	40%	42	30	40%
BLINCYTO® — ROW	9	2	*	15	2	*
Repatha® — U.S.	20	—	N/A	34	—	N/A
Repatha® — ROW	7	—	N/A	9	—	N/A
Other — U.S.	17	5	*	27	5	*
Other — ROW	51	52	(2)%	88	99	(11)%
Total other products	$599	$478	25%	$1,128	$896	26%
Total U.S. — other products	$336	$257	31%	$652	$494	32%
Total ROW — other products	263	221	19%	476	402	18%
Total other products	$599	$478	25%	$1,128	$896	26%
* Change in excess of 100%
Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended			Six months ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Cost of sales	$1,050	$1,089	(4)%	$2,068	$2,122	(3)%
% of product sales	19.2%	20.8%		19.3%	21.0%
% of total revenues	18.5%	20.3%		18.4%	20.4%
Research and development	$900	$964	(7)%	$1,772	$1,858	(5)%
% of product sales	16.4%	18.4%		16.5%	18.4%
% of total revenues	15.8%	18.0%		15.8%	17.9%
Selling, general and administrative	$1,292	$1,160	11%	$2,495	$2,186	14%
% of product sales	23.6%	22.2%		23.3%	21.6%
% of total revenues	22.7%	21.6%		22.2%	21.0%
Other	$66	$81	(19)%	$98	$139	(29)%
Transformation and process improvements
We continue to execute on the transformation and process improvement efforts announced in 2014. As part of these efforts, we committed to a more agile and efficient operating model. Our transformation and process improvement efforts across the Company are enabling us to reallocate resources to fund many of our innovative pipeline and growth opportunities to deliver value to patients and stockholders. These efforts include a restructuring, which is also delivering cost savings and funding investments.
We continue to estimate that the restructuring will result in pre-tax accounting charges in the range of $800 million to $900 million, of which $684 million was incurred through June 30, 2016. The charges that were recorded related to the restructuring during the three and six months ended June 30, 2016, were not significant. We expect that we will incur most of the remaining estimated costs in the remainder of 2016 and in 2017 in order to support our ongoing transformation and process improvement efforts.
In 2016, we remain on track to deliver an estimated $400 million in incremental benefits from our ongoing transformation and process improvement efforts, versus 2015, with half of this savings achieved through June 30, 2016. These savings will enable continued investment in our pipeline and launch activities.
Cost of sales
Cost of sales decreased to 18.5% and 18.4% of total revenues for the three and six months ended June 30, 2016, respectively. The decreases were driven primarily by manufacturing efficiencies and higher net selling prices.
Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 16.7% and 16.8% of total revenues for the three and six months ended June 30, 2016, respectively, compared with 18.5% and 18.6% for the corresponding periods of the prior year. See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The decreases in R&D expenses for the three and six months ended June 30, 2016, were driven by savings resulting from transformation and process improvement efforts, a portion of which were reinvested for the long-term benefit of the Company, as well as by lower spending required to support certain later-stage clinical programs.
For the three and six months ended June 30, 2016, costs associated with our later-stage clinical programs support decreased by $302 million and $566 million, respectively, offset by increased costs in marketed products support of $245 million and $487 million, respectively. Discovery Research and Translational Sciences spend was relatively unchanged for both periods. Prior to approval, costs related to our launch products were categorized largely as later-stage clinical programs.
Selling, general and administrative
The increases in Selling, general and administrative expenses for the three and six months ended June 30, 2016, were driven primarily by investments in new product launches. The six months ended June 30, 2016, were also impacted by a $73 million charge related to an acquisition. Both periods benefited from transformation and process improvement efforts.
Other
Other operating expenses for the three and six months ended June 30, 2016, included legal proceeding charges of $78 million and $105 million, respectively.
Other operating expenses for the three and six months ended June 30, 2015, included a legal proceeding charge of $71 million. The six months ended June 30, 2015, also included $67 million of severance related to our restructuring plan.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest expense, net	$313	$277	$607	$529
Interest and other income, net	$137	$198	$287	$304
Provision for income taxes	$334	$344	$692	$597
Effective tax rate	15.2%	17.2%	15.5%	15.4%
Interest expense, net
The increases in Interest expense, net, for the three and six months ended June 30, 2016, were due primarily to a higher average amount of fixed-rate debt outstanding.
Interest and other income, net
The decreases in Interest and other income, net, for the three and six months ended June 30, 2016, were due primarily to a gain on the sale of strategic investment in the second quarter of 2015, offset partially by higher interest income that resulted from higher average cash balances and a slightly higher yield on our debt securities portfolio, net of fees incurred for the debt exchange transaction during the second quarter of 2016.
Income taxes
The decrease in our effective tax rate for the three months ended June 30, 2016, was due primarily to the favorable tax impact of discrete benefits associated with tax incentives and the adoption of a new accounting standard that amends certain aspects of the accounting for employee share-based compensation payments. One aspect of the standard requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as income tax benefits and expenses in the income statement. The decrease was offset partially by the unfavorable tax impact of changes in the jurisdictional mix of income and expenses.
The increase in our effective tax rate for the six months ended June 30, 2016, was due primarily to the unfavorable tax impact of changes in the jurisdictional mix of income and expenses and by a state tax audit settlement in the three months ended March 31, 2015. The increase was offset partially by discrete benefits associated with tax incentives and the adoption of a new accounting standard that amends certain aspects of the accounting for employee share based compensation payments.
Excluding the impact of the Puerto Rico excise tax, our effective tax rate for the three and six months ended June 30, 2016, would have been 18.1% and 18.4%, respectively, compared with 20.6% and 18.9% for the corresponding periods of the prior year.
See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	June 30, 2016	December 31, 2015
Cash, cash equivalents and marketable securities	$35,034	$31,382
Total assets	$75,471	$71,449
Current portion of long-term debt	$5,294	$2,247
Long-term debt	$27,928	$29,182
Stockholders’ equity	$30,133	$28,083
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
In December 2015 and March 2016, the Board of Directors declared quarterly cash dividends of $1.00 per share of common stock, which were paid on March 8 and June 8, 2016, respectively. In July 2016, the Board of Directors declared a quarterly cash dividend of $1.00 per share of common stock, which will be paid on September 8, 2016.
We have also returned capital to stockholders through our stock repurchase program. During the six months ended June 30, 2016, we repurchased $1.3 billion of our stock and paid $1.2 billion in cash during the period. During the six months ended June 30, 2015, we repurchased $966 million of our stock and paid $940 million in cash during the period. As of June 30, 2016, $3.6 billion remained available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively U.S. funds) are adequate to continue meeting our U.S. obligations (including our plans to pay dividends and repurchase stock with U.S. funds) for the foreseeable future. See our Annual Report on Form 10-K for the year ended

December 31, 2015, Part 1, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Of our total cash, cash equivalents and marketable securities balances totaling $35.0 billion as of June 30, 2016, approximately $33.2 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional income taxes at the tax rates then in effect.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement and Term Loan each include a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of June 30, 2016.
Cash flows
Our cash flow activities were as follows (in millions):

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$4,592	$4,766
Net cash used in investing activities	$(5,047)	$(3,311)
Net cash used in financing activities	$(1,059)	$(1,391)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2016, decreased compared with the same period in the prior year due primarily to the timing of payments to taxing authorities and vendors, as well as the effective termination of foreign currency forward contracts that resulted in the receipt of $247 million of cash in the prior year period, offset partially by improved operating margins.
Investing
Cash used in investing activities during the six months ended June 30, 2016, was due primarily to net activity related to marketable securities of $4.6 billion and capital expenditures of $344 million. Cash used in investing activities during the six months ended June 30, 2015, was due primarily to net activity related to marketable securities of $3.0 billion and capital expenditures of $251 million, offset partially by proceeds from the sale of property, plant and equipment of $226 million. Capital expenditures during the six months ended June 30, 2016 and 2015, were associated primarily with manufacturing capacity expansions in various locations as well as other site developments. We currently estimate 2016 spending on capital projects and equipment to be approximately $700 million.
Financing
Cash used in financing activities during the six months ended June 30, 2016, was due primarily to the payment of dividends of $1.5 billion, repurchases of our common stock of $1.2 billion and withholding taxes arising from shares withheld for share-based payments of $262 million, offset partially by proceeds from the issuance of debt, net of repayments, of $1.9 billion. Cash used in financing activities during the six months ended June 30, 2015, was due primarily to the payment of dividends of $1.2 billion, repurchases of our common stock of $940 million, withholding taxes arising from shares withheld for share-based payments of $390 million and the settlement of an obligation incurred in connection with the acquisition of Onyx of $225 million, offset partially by proceeds from the issuance of debt, net of repayments, of $1.3 billion.
See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our critical accounting policies during the six months ended June 30, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015, and is incorporated herein by reference. Except as discussed below, there have been no material changes during the six months ended June 30, 2016, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Interest rate sensitive financial instruments
During the first quarter of 2016, we entered into cross-currency swap contracts to hedge the entire principal amount of the debt denominated in euros and Swiss francs that we issued during this period. As of June 30, 2016, we had open cross-currency swap contracts with aggregate notional amounts of $5.6 billion that effectively convert interest payments and principal repayment of certain of our foreign currency denominated debt securities to U.S. dollars and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates as of June 30, 2016, would result in a reduction in the aggregate fair value of our cross-currency swap contracts of approximately $530 million, but would have no material effect on cash flows or income in the ensuing year.
Foreign currency sensitive financial instruments
As of June 30, 2016, we had outstanding euro-, pound-sterling- and Swiss-franc-denominated debt with a carrying value of $5.8 billion and a fair value of $6.4 billion. A hypothetical 20% adverse movement in foreign currency exchange rates relative to exchange rates as of June 30, 2016, would result in an increase in fair value of this debt of approximately $1.3 billion and a reduction in income of approximately $1.2 billion but would have no material effect on the related cash flows in the ensuing year. The analysis for this debt does not consider the offsetting impact that hypothetical changes in foreign currency exchange rates would have on the related cross-currency swap contracts which are in place for the majority of the foreign currency denominated debt.
With regard to our $5.6 billion notional amount of cross-currency swap contracts that are designated as cash flow hedges of certain of our debt denominated in euros, pound sterling and Swiss francs, a hypothetical 20% adverse movement in foreign currency exchange rates relative to exchange rates as of June 30, 2016, would result in a reduction in the fair values of these contracts of approximately $1.3 billion but would have no material effect on the related cash flows in the ensuing year. The impact on income during this period from the above mentioned hypothetical adverse movement in foreign currency exchange rates would be fully offset by the corresponding hypothetical changes in the carrying amounts of the related hedged debt.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Management determined that, as of June 30, 2016, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2016, and March 31, 2016, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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
We currently perform all of the formulation, fill and finish for NEUPOGEN®, Aranesp®, EPOGEN®, Prolia® and XGEVA® and substantially all of the formulation, fill and finish operations for Neulasta® and ENBREL at our manufacturing facility in Juncos, Puerto Rico. We also currently perform all of the bulk manufacturing for Neulasta®, NEUPOGEN® and Aranesp®, all of the purification of bulk EPOGEN® material and substantially all of the bulk manufacturing for Prolia® and XGEVA® at this facility. We perform substantially all of the bulk manufacturing and formulation, fill and finish, and packaging for product candidates to be used in clinical trials at our manufacturing facility in Thousand Oaks, California. The global supply of our products and product candidates is significantly dependent on the uninterrupted and efficient operation of these facilities. (See our Annual Report on Form 10-K for the year ended December 31, 2015, Part 1, Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.) Since June 2015, when the Governor of Puerto Rico announced that the government (including certain government entities) is unable to pay its roughly $72 billion in debt, the government’s liquidity position has continued to deteriorate. In early April 2016, the Puerto Rico government enacted the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Act No. 21-2016) that authorizes the Governor to declare a fiscal emergency and implement a temporary debt moratorium until January 2017. Pursuant to the new law, the Governor issued an Executive Order that declared a fiscal emergency and implemented the debt moratorium in order to prevent a shutdown of essential government services and manage the government’s cash liquidity. Public reports indicate that the Puerto Rico government is not making certain payments. On June 30, 2016, President Obama signed into law the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) to provide a mechanism for Puerto Rico to restructure its debt, achieve fiscal responsibility, and gain access to capital markets. PROMESA establishes a federal Financial Oversight and Management Board to assist in the debt restructuring, and establishment of the Board operates as an automatic stay of creditor actions to enforce claims against the Puerto Rico government. While PROMESA is an important step in moving Puerto Rico towards economic stability, there is still a risk that Puerto Rico’s economic situation could impact the territorial government’s provision of utilities or other services in Puerto Rico that we use in the operation of our business, create the potential for increased taxes or fees to operate in Puerto Rico, result in migration of workers from Puerto Rico to the mainland United States, and make it more expensive or difficult for us to operate in Puerto Rico.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2016, we had one outstanding stock repurchase program and the repurchase activity was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
April 1 - 30	684,708	$159.11	684,708	$4,117,540,621
May 1 - 31	843,447	$154.05	843,447	$3,987,606,271
June 1 - 30	2,332,541	$151.04	2,332,541	$3,635,289,228
	3,860,696	$153.13	3,860,696

(1)	In October 2015, our Board of Directors authorized an increase that resulted in a total of $5.0 billion available under the stock repurchase program.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	July 29, 2016	By:	/S/ DAVID W. MELINE
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

4.25
Officer’s Certificate of Amgen Inc., dated as of June 14, 2016, including forms of the Company’s 4.563% Senior Notes due 2048 and 4.663% Senior Notes due 2051. (Filed as an exhibit to Form 8-K on June 14, 2016 and incorporated herein by reference.)

4.26
Registration Rights Agreement, dated as of June 14, 2016, by and among Amgen Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Mizuho Securities USA Inc., as lead dealer managers, and Drexel Hamilton, LLC and The Williams Capital Group, L.P., as co-dealer managers. (Filed as an exhibit to Form 8-K on June 14, 2016 and incorporated herein by reference.)

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

10.3+
Second Amendment to Amgen Inc. Amended and Restated 2009 Equity Incentive Plan, effective March 2, 2016. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

10.4+
Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 2, 2016.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

10.5+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on March 2, 2016.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

10.6+	Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2016.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

10.7+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2016.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

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

Exhibit No.	Description

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