Form 10-Q
period 2017-03-31
AMGEN INC
filed 2017-04-27
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
As of April 18, 2017, the registrant had 735,399,128 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:
Product sales	$5,199	$5,239
Other revenues	265	288
Total revenues	5,464	5,527

Operating expenses:
Cost of sales	996	1,018
Research and development	769	872
Selling, general and administrative	1,064	1,203
Other	44	32
Total operating expenses	2,873	3,125

Operating income	2,591	2,402

Interest expense, net	326	294
Interest and other income, net	195	150

Income before income taxes	2,460	2,258

Provision for income taxes	389	358

Net income	$2,071	$1,900

Earnings per share:
Basic	$2.81	$2.52
Diluted	$2.79	$2.50

Shares used in calculation of earnings per share:
Basic	737	753
Diluted	741	760

Dividends paid per share	$1.15	$1.00

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net income	$2,071	$1,900
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation gains	24	33
Effective portion of cash flow hedges	(73)	(179)
Net unrealized gains on available-for-sale securities	158	358
Other comprehensive income, net of taxes	109	212
Comprehensive income	$2,180	$2,112

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,358	$3,241
Marketable securities	35,040	34,844
Trade receivables, net	3,248	3,165
Inventories	2,871	2,745
Other current assets	1,939	2,015
Total current assets	46,456	46,010

Property, plant and equipment, net	4,960	4,961
Intangible assets, net	9,922	10,279
Goodwill	14,757	14,751
Other assets	1,767	1,625
Total assets	$77,862	$77,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$902	$917
Accrued liabilities	5,822	5,884
Current portion of long-term debt	3,799	4,403
Total current liabilities	10,523	11,204

Long-term debt	30,293	30,193
Long-term deferred tax liabilities	2,370	2,436
Long-term tax liabilities	2,542	2,419
Other noncurrent liabilities	1,497	1,499

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 736.1 shares in 2017 and 738.2 shares in 2016	30,766	30,784
Retained earnings (accumulated deficit)	233	(438)
Accumulated other comprehensive loss	(362)	(471)
Total stockholders’ equity	30,637	29,875
Total liabilities and stockholders’ equity	$77,862	$77,626

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,071	$1,900
Depreciation and amortization	524	521
Share-based compensation expense	60	52
Deferred income taxes	(77)	(68)
Other items, net	15	135
Changes in operating assets and liabilities:
Trade receivables, net	(47)	(98)
Inventories	(125)	(133)
Other assets	(155)	(249)
Accounts payable	(20)	(150)
Accrued income taxes	268	(6)
Other liabilities	(129)	11
Net cash provided by operating activities	2,385	1,915
Cash flows from investing activities:
Purchases of property, plant and equipment	(168)	(156)
Purchases of marketable securities	(7,077)	(8,595)
Proceeds from sales of marketable securities	5,612	3,898
Proceeds from maturities of marketable securities	1,528	458
Other	(52)	5
Net cash used in investing activities	(157)	(4,390)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	2,909
Repayment of debt	(605)	(125)
Repurchases of common stock	(586)	(676)
Dividends paid	(847)	(752)
Other	(73)	(129)
Net cash (used in) provided by financing activities	(2,111)	1,227
Increase (decrease) in cash and cash equivalents	117	(1,248)
Cash and cash equivalents at beginning of period	3,241	4,144
Cash and cash equivalents at end of period	$3,358	$2,896

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2017 and 2016, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $7.6 billion and $7.5 billion as of March 31, 2017, and December 31, 2016, respectively.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB has subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The new revenue recognition standard and clarifying standards are effective for interim and annual periods beginning on January 1, 2018, but could have been adopted early beginning January 1, 2017. The new standards are required to be adopted using either a full retrospective or a modified retrospective approach. We expect to adopt this standard using the modified retrospective approach beginning in 2018. We have substantially completed our impact assessment and do not currently anticipate a material impact to our Total revenues. We continue to review the impact that this new standard will have on collaborations and license arrangements, as well as our financial statement disclosures. As we complete our assessment, we are also identifying and preparing to implement changes to our accounting policies, business processes, and internal controls to support the new accounting and disclosure requirements.
In January 2016, the FASB issued a new accounting standard that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value, with changes in fair value recognized in current earnings. The new standard is effective for interim and annual periods beginning on January 1, 2018. The impact that this new standard will have on our consolidated financial statements is dependent on the fair value of available-for-sale securities in our portfolio in the future. See Note 5, Available-for-sale investments, for the fair value of equity securities as of March 31, 2017.
In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet, including leases classified as operating leases under current GAAP, and disclose qualitative and quantitative information about leasing arrangements. The new standard requires a modified retrospective approach to adoption and is effective for interim and annual periods beginning on January 1, 2019, but may be adopted earlier. We expect to adopt this standard beginning in 2019. We continue to evaluate the impact that this new standard will have on our consolidated financial statements, including related disclosures, as well as our business processes and systems, accounting policies and internal controls. We do not expect that this standard will have a material impact to our Consolidated Statements of Income, but we do expect that upon adoption, this standard will have a material impact to our assets and liabilities on our Consolidated Balance Sheets, as well as our systems and processes.
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
In January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of assets acquired or disposed of should be considered a business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. We expect that these provisions will reduce the number of transactions that will be considered a business. The new standard is effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier. We expect to adopt this standard beginning in 2018. The standard would be applied prospectively to any transaction occurring on or after the adoption date. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
2. Restructuring
In 2014, we initiated a restructuring plan to invest in continuing innovation and the launch of our new pipeline molecules, while improving our cost structure. As part of the plan, we have closed facilities in Washington State and Colorado and are reducing the number of buildings we occupy at our headquarters in Thousand Oaks, California, as well as at other locations.
We continue to estimate that we will incur $800 million to $900 million of pre-tax charges in connection with our restructuring, including (i) separation and other headcount-related costs of $535 million to $585 million with respect to staff reductions and (ii) asset-related charges of $265 million to $315 million consisting primarily of asset impairments, accelerated depreciation and other related costs resulting from the consolidation of our worldwide facilities. Through March 31, 2017, we have incurred a total of $511 million of separation and other headcount-related costs and $237 million of net asset-related charges.
The amounts related to the restructuring recorded in the Condensed Consolidated Statements of Income during the three months ended March 31, 2017 and 2016, were not significant. As of March 31, 2017, the total restructuring liability was not significant.
3. Income taxes
The effective tax rate for the three months ended March 31, 2017, was 15.8% compared with 15.9% for the corresponding period of the prior year. The effective rates differ from the federal statutory rates primarily as a result of indefinitely invested earnings of our foreign operations. We do not provide for U.S. income taxes on undistributed earnings of our foreign operations that are intended to be invested indefinitely outside the United States.
The decrease in our effective tax rate for the three months ended March 31, 2017, was due primarily to the favorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by lower tax benefits from share-based compensation payments.
The U.S. territory of Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. The rate is 4% and is effective through December 31, 2027. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely audited by the tax authorities in those jurisdictions. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and the interpretation of the relevant facts. During the three months ended March 31, 2017, we received Notices of Proposed

Adjustment from the Internal Revenue Service (IRS) for the years 2010, 2011, and 2012. The significant proposed adjustments relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico and allocate additional profits to the United States. On April 12, 2017, we received a Revenue Agent’s Report from the IRS for the years 2010, 2011, and 2012 that included the proposed adjustments. We disagree with the proposed adjustments and plan to initiate the administrative appeals process, which will likely not be concluded within the next 12 months. Final resolution of the IRS audit could have a material impact on our results of operations and cash flows if not resolved favorably, however, we believe our income tax reserves are appropriately provided for all open tax years. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009. In addition, we are currently under examination by a number of other state and foreign tax jurisdictions.
During the three months ended March 31, 2017, the gross amount of our unrecognized tax benefits (UTBs) increased by approximately $115 million, as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2017, if recognized, would affect our effective tax rate.
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
The computations for basic and diluted EPS were as follows (in millions, except per share data):

	Three months ended March 31,
	2017	2016
Income (Numerator):
Net income for basic and diluted EPS	$2,071	$1,900

Shares (Denominator):
Weighted-average shares for basic EPS	737	753
Effect of dilutive securities	4	7
Weighted-average shares for diluted EPS	741	760

Basic EPS	$2.81	$2.52
Diluted EPS	$2.79	$2.50
For the three months ended March 31, 2017 and 2016, the number of anti-dilutive employee share-based awards excluded from the computation of diluted EPS was not significant.

5. Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of available-for-sale investments by type of security were as follows (in millions):

Type of security as of March 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$6,915	$4	$(30)	$6,889
Other government-related debt securities:
U.S.	240	—	(1)	239
Foreign and other	1,819	20	(13)	1,826
Corporate debt securities:
Financial	8,549	34	(19)	8,564
Industrial	8,763	62	(34)	8,791
Other	1,111	6	(5)	1,112
Residential mortgage-backed securities	1,766	1	(27)	1,740
Other mortgage- and asset-backed securities	1,811	2	(12)	1,801
Money market mutual funds	2,891	—	—	2,891
Other short-term interest-bearing securities	4,080	—	—	4,080
Total interest-bearing securities	37,945	129	(141)	37,933
Equity securities	133	47	—	180
Total available-for-sale investments	$38,078	$176	$(141)	$38,113

Type of security as of December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury securities	$6,681	$1	$(68)	$6,614
Other government-related debt securities:
U.S.	302	—	(3)	299
Foreign and other	1,784	9	(34)	1,759
Corporate debt securities:
Financial	8,476	21	(37)	8,460
Industrial	8,793	59	(63)	8,789
Other	1,079	5	(7)	1,077
Residential mortgage-backed securities	1,968	1	(29)	1,940
Other mortgage- and asset-backed securities	1,731	1	(13)	1,719
Money market mutual funds	2,782	—	—	2,782
Other short-term interest-bearing securities	4,188	—	—	4,188
Total interest-bearing securities	37,784	97	(254)	37,627
Equity securities	127	31	(4)	154
Total available-for-sale investments	$37,911	$128	$(258)	$37,781

The fair values of available-for-sale investments by classification in the Condensed Consolidated Balance Sheets were as follows (in millions):

Classification in the Condensed Consolidated Balance Sheets	March 31, 2017	December 31, 2016
Cash and cash equivalents	$2,893	$2,783
Marketable securities	35,040	34,844
Other assets — noncurrent	180	154
Total available-for-sale investments	$38,113	$37,781
Cash and cash equivalents in the above table excludes bank account cash of $465 million and $458 million as of March 31, 2017 and December 31, 2016, respectively.
The fair values of available-for-sale interest-bearing security investments by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturity	March 31, 2017	December 31, 2016
Maturing in one year or less	$8,751	$8,393
Maturing after one year through three years	10,952	10,404
Maturing after three years through five years	11,868	12,157
Maturing after five years through ten years	2,757	2,974
Maturing after ten years	64	40
Mortgage- and asset-backed securities	3,541	3,659
Total interest-bearing securities	$37,933	$37,627
For the three months ended March 31, 2017 and 2016, realized gains totaled $35 million and $37 million, respectively, and realized losses totaled $84 million and $67 million, respectively. The cost of securities sold is based on the specific identification method.
The unrealized losses on available-for-sale investments and their related fair values were as follows (in millions):

	Less than 12 months		12 months or greater
Type of security as of March 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$5,117	$(30)	$—	$—
Other government-related debt securities:
U.S.	170	(1)	—	—
Foreign and other	792	(13)	13	—
Corporate debt securities:
Financial	2,500	(19)	23	—
Industrial	3,194	(33)	72	(1)
Other	462	(5)	5	—
Residential mortgage-backed securities	1,503	(25)	132	(2)
Other mortgage- and asset-backed securities	1,063	(9)	113	(3)
Equity securities	25	—	—	—
Total	$14,826	$(135)	$358	$(6)

	Less than 12 months		12 months or greater
Type of security as of December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$5,774	$(68)	$—	$—
Other government-related debt securities:
U.S.	201	(3)	—	—
Foreign and other	1,192	(34)	17	—
Corporate debt securities:
Financial	3,975	(37)	44	—
Industrial	3,913	(61)	149	(2)
Other	486	(7)	7	—
Residential mortgage-backed securities	1,631	(26)	158	(3)
Other mortgage- and asset-backed securities	1,087	(10)	118	(3)
Equity securities	22	(4)	—	—
Total	$18,281	$(250)	$493	$(8)
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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future based on new developments or changes in assumptions related to that particular security. As of March 31, 2017 and December 31, 2016, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
6. Inventories
Inventories consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Raw materials	$216	$225
Work in process	1,496	1,608
Finished goods	1,159	912
Total inventories	$2,871	$2,745
7. Goodwill and other intangible assets
Goodwill
Changes in the carrying amounts of goodwill were as follows (in millions):

	Three months ended March 31,
	2017	2016
Beginning balance	$14,751	$14,787
Goodwill related to acquisitions of businesses(1)	—	2
Currency translation adjustments	6	15
Ending balance	$14,757	$14,804

(1)
Consists of goodwill recognized on the acquisition dates of business combinations and subsequent adjustments to these amounts resulting from changes to the acquisition date fair values of net assets acquired in the business combinations recorded during their respective measurement periods.

Identifiable intangible assets
Identifiable intangible assets consisted of the following (in millions):

	March 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Finite-lived intangible assets:
Developed product technology rights	$12,548	$(6,191)	$6,357	$12,534	$(5,947)	$6,587
Licensing rights	3,275	(1,375)	1,900	3,275	(1,300)	1,975
Marketing-related rights	1,331	(829)	502	1,333	(793)	540
Research and development technology rights	1,133	(729)	404	1,122	(704)	418
Total finite-lived intangible assets	18,287	(9,124)	9,163	18,264	(8,744)	9,520
Indefinite-lived intangible assets:
In-process research and development	759	—	759	759	—	759
Total identifiable intangible assets	$19,046	$(9,124)	$9,922	$19,023	$(8,744)	$10,279
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
In-process research and development (IPR&D) consists of R&D projects acquired in a business combination that are not complete at the time of acquisition due to remaining technological risks and/or lack of receipt of required regulatory approvals. As of March 31, 2017, the projects include primarily AMG 899 (formerly TA-8995), acquired in the acquisition of Dezima Pharma B.V. (Dezima) in 2015 and oprozomib, acquired in the acquisition of Onyx Pharmaceuticals, Inc. in 2013. The valuation of AMG 899 reflects delayed development pending competitor clinical trials in the class. Information from these trials is expected in the second quarter of 2017.
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
During the three months ended March 31, 2017 and 2016, we recognized amortization charges associated with our finite-lived intangible assets of $373 million and $369 million, respectively. The total estimated amortization charges for our finite-lived intangible assets for the remaining nine months ending December 31, 2017, and the years ending December 31, 2018, 2019, 2020, 2021 and 2022, are $1.0 billion, $1.2 billion, $1.1 billion, $1.1 billion, $0.9 billion and $0.9 billion, respectively.

8. Financing arrangements
The carrying values and the fixed contractual coupon rates of our borrowings were as follows (in millions):

	March 31, 2017	December 31, 2016
Short-term loan	$—	$605
2.125% notes due 2017 (2.125% 2017 Notes)	1,250	1,250
Floating Rate Notes due 2017	600	600
1.25% notes due 2017 (1.25% 2017 Notes)	850	850
5.85% notes due 2017 (5.85% 2017 Notes)	1,100	1,100
6.15% notes due 2018 (6.15% 2018 Notes)	500	500
4.375% €550 million notes due 2018 (4.375% 2018 euro Notes)	598	577
5.70% notes due 2019 (5.70% 2019 Notes)	1,000	1,000
Floating Rate Notes due 2019	250	250
2.20% notes due 2019 (2.20% 2019 Notes)	1,400	1,400
2.125% €675 million notes due 2019 (2.125% 2019 euro Notes)	719	710
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
2.125% notes due 2020 (2.125% 2020 Notes)	750	750
3.45% notes due 2020 (3.45% 2020 Notes)	900	900
4.10% notes due 2021 (4.10% 2021 Notes)	1,000	1,000
1.85% notes due 2021 (1.85% 2021 Notes)	750	750
3.875% notes due 2021 (3.875% 2021 Notes)	1,750	1,750
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	1,332	1,315
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	698	687
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	799	789
2.60% notes due 2026 (2.60% 2026 notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	596	586
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	879	864
6.375% notes due 2037 (6.375% 2037 Notes)	552	552
6.90% notes due 2038 (6.90% 2038 Notes)	291	291
6.40% notes due 2039 (6.40% 2039 Notes)	466	466
5.75% notes due 2040 (5.75% 2040 Notes)	412	412
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	974	974
5.65% notes due 2042 (5.65% 2042 Notes)	487	487
5.375% notes due 2043 (5.375% 2043 Notes)	261	261
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(928)	(936)
Total carrying value of debt	$34,092	$34,596
Less current portion	(3,799)	(4,403)
Total noncurrent debt	$30,293	$30,193

There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes and the 4.663% 2051 Notes, which have effective interest rates of approximately 6.3% and 5.6%, respectively.
Under the terms of all of our outstanding notes, except our Other notes, in the event of a change-in-control triggering event, we may be required to purchase all or a portion of these debt securities at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, all of our outstanding notes, except for our floating rate notes, 0.41% 2023 Swiss franc Bonds and Other notes, may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest. Redemption of certain of our notes would also require the payment of a make-whole amount as defined by the terms of the notes, except if such redemption occurs during a specified period of time immediately prior to the maturity date of the notes. Such time periods generally range from one to six months prior to the maturity date.
Debt repayments
During the three months ended March 31, 2017, we repaid the $605 million short-term loan.
9. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2017		2016
	Shares	Dollars	Shares	Dollars
First quarter	3.4	$555	4.7	$690
As of March 31, 2017, $3.5 billion remained available under our stock repurchase program.
Dividends
In March 2017, the Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock, which will be paid in June 2017.
In December 2016, the Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock, which was paid in March 2017.
Accumulated other comprehensive income/(loss)
The components of accumulated other comprehensive income/(loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2016	$(610)	$282	$(138)	$(5)	$(471)
Foreign currency translation adjustments	21	—	—	—	21
Unrealized gains	—	17	116	—	133
Reclassification adjustments to income	—	(131)	49	—	(82)
Income taxes	3	41	(7)	—	37
Balance as of March 31, 2017	$(586)	$209	$20	$(5)	$(362)

The reclassifications out of AOCI and into earnings were as follows (in millions):

	Amounts reclassified out of AOCI
Components of AOCI	Three months ended March 31, 2017	Three months ended March 31, 2016	Line item affected in the Condensed Consolidated Statements of Income
Cash flow hedges:
Foreign currency contract gains	$57	$96	Product sales
Cross-currency swap contract gains	74	70	Interest and other income, net
	131	166	Income before income taxes
	(47)	(61)	Provision for income taxes
	$84	$105	Net income
Available-for-sale securities:
Net realized losses	$(49)	$(30)	Interest and other income, net
	—	—	Provision for income taxes
	$(49)	$(30)	Net income
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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2017, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$6,889	$—	$—	$6,889
Other government-related debt securities:
U.S.	—	239	—	239
Foreign and other	—	1,826	—	1,826
Corporate debt securities:
Financial	—	8,564	—	8,564
Industrial	—	8,791	—	8,791
Other	—	1,112	—	1,112
Residential mortgage-backed securities	—	1,740	—	1,740
Other mortgage- and asset-backed securities	—	1,801	—	1,801
Money market mutual funds	2,891	—	—	2,891
Other short-term interest-bearing securities	—	4,080	—	4,080
Equity securities	180	—	—	180
Derivatives:
Foreign currency contracts	—	148	—	148
Cross-currency swap contracts	—	20	—	20
Interest rate swap contracts	—	30	—	30
Total assets	$9,960	$28,351	$—	$38,311

Liabilities:
Derivatives:
Foreign currency contracts	$—	$15	$—	$15
Cross-currency swap contracts	—	481	—	481
Interest rate swap contracts	—	15	—	15
Contingent consideration obligations in connection with business combinations	—	—	184	184
Total liabilities	$—	$511	$184	$695

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2016, using:				Total
Assets:
Available-for-sale investments:
U.S. Treasury securities	$6,614	$—	$—	$6,614
Other government-related debt securities:
U.S.	—	299	—	299
Foreign and other	—	1,759	—	1,759
Corporate debt securities:
Financial	—	8,460	—	8,460
Industrial	—	8,789	—	8,789
Other	—	1,077	—	1,077
Residential mortgage-backed securities	—	1,940	—	1,940
Other mortgage- and asset-backed securities	—	1,719	—	1,719
Money market mutual funds	2,782	—	—	2,782
Other short-term interest-bearing securities	—	4,188	—	4,188
Equity securities	154	—	—	154
Derivatives:
Foreign currency contracts	—	203	—	203
Interest rate swap contracts	—	41	—	41
Total assets	$9,550	$28,475	$—	$38,025

Liabilities:
Derivatives:
Foreign currency contracts	$—	$4	$—	$4
Cross-currency swap contracts	—	523	—	523
Interest rate swap contracts	—	7	—	7
Contingent consideration obligations in connection with business combinations	—	—	179	179
Total liabilities	$—	$534	$179	$713
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade with maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of A- or equivalent by Moody’s Investors Service, Inc. (Moody’s) or Fitch Ratings Inc. (Fitch), and BBB+ or equivalent by Standard & Poor’s Financial Services LLC (S&P), and our corporate debt securities portfolio has a weighted-average credit rating of A- or equivalent by Fitch, and BBB + or equivalent by S&P or Moody’s. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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

All of our foreign currency forward and option derivatives contracts have maturities of three years or less, and all are with counterparties that have minimum credit ratings of A- or equivalent by S&P or Moody’s. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that utilizes an income-based industry standard valuation model for which all significant inputs are observable, either directly or indirectly. These inputs include foreign currency exchange rates, London Interbank Offered Rates (LIBOR), swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts include implied volatility measures. These inputs, where applicable, are at commonly quoted intervals. See Note 11, Derivative instruments.
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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended March 31,
	2017	2016
Beginning balance	$179	$188
Net changes in valuation	5	6
Ending balance	$184	$194
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
As a result of our acquisition of BioVex Group, Inc. (BioVex), in 2011, we are obligated to pay its former shareholders up to $325 million of additional consideration contingent upon the achievement of certain sales thresholds related to IMLYGIC® (talimogene laherparepvec) within specified periods of time.
We estimate the fair values of the obligations to the former shareholders of Dezima and BioVex by using probability-adjusted discounted cash flows, and we review underlying key assumptions on a quarterly basis. There were no significant changes in the estimated aggregate fair values of contingent consideration obligations during the three months ended March 31, 2017 and 2016.
During the three months ended March 31, 2017 and 2016, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair values of other financial instruments
Cash equivalents
The estimated fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair value of our long-term debt (Level 2) by taking into consideration indicative prices obtained from a third-party financial institution that utilizes industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly. These inputs include reported trades of and broker/dealer quotes on the same or similar securities; credit spreads; benchmark yields; foreign currency exchange rates, as applicable; and other observable inputs. As of March 31, 2017, and December 31, 2016, the aggregate fair values of our long-term debt were $36.2 billion and $36.5 billion, respectively, and the carrying values were $34.1 billion and $34.6 billion, respectively.
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
As of March 31, 2017 and December 31, 2016, we had open foreign currency forward contracts with notional amounts of $3.5 billion and $3.4 billion, respectively, and open foreign currency option contracts with notional amounts of $425 million and $608 million, respectively. We have designated these foreign currency forward and foreign currency option contracts, which are primarily euro based, as cash flow hedges; and accordingly, we report the effective portions of the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to earnings in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of these contracts, we paid euros/pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, effectively converting the interest payments and principal repayment on the debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges, and accordingly, the effective portions of the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings.

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
The effective portions of the unrealized gain/(loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2017	2016
Foreign currency contracts	$(47)	$(148)
Cross-currency swap contracts	64	31
Total	$17	$(117)
The locations in the Condensed Consolidated Statements of Income and the effective portions of the gain/(loss) reclassified out of AOCI and into earnings for our derivative instruments designated as cash flow hedges were as follows (in millions):

		Three months ended March 31,
Derivatives in cash flow hedging relationships	Statements of Income location	2017	2016
Foreign currency contracts	Product sales	$57	$96
Cross-currency swap contracts	Interest and other income, net	74	70
Total		$131	$166
No portions of our cash flow hedge contracts are excluded from the assessment of hedge effectiveness, and the gains and losses of the ineffective portions of these hedging instruments were not material for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the amounts expected to be reclassified out of AOCI and into earnings during the next 12 months are approximately $2 million of net gains on our foreign currency and cross-currency swap contracts and approximately $2 million of losses on forward interest rate contracts.
Fair value hedges
To achieve the desired mix of fixed and floating interest rates on our long-term debt, we entered into interest rate swap contracts that qualified and are designated as fair value hedges. The terms of these interest rate swap contracts correspond to the related hedged debt instruments and effectively convert a fixed interest rate coupon to a floating LIBOR-based coupon over the lives of the respective notes. As of March 31, 2017 and December 31, 2016, we had interest rate swap agreements with aggregate notional amounts of $6.65 billion that hedge certain of our long-term debt issuances. These contracts have rates that range from three-month LIBOR plus 0.4% to three-month LIBOR plus 2.0%.
For derivative instruments that qualify and are designated as fair value hedges, we recognize in current earnings the unrealized gain or loss on the derivative resulting from the change in fair value during the period, as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk. For the three months ended March 31, 2017 and 2016, we included unrealized losses of $19 million and unrealized gains of $149 million, respectively, on our interest rate swap agreements in the same line item, Interest expense, net, in the Condensed Consolidated Statements of Income, as the offsetting unrealized gains of $19 million and unrealized losses of $149 million, respectively, on the related hedged debt.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. These exposures are hedged on a month-to-month basis. As of March 31, 2017 and December 31, 2016, the total notional amounts of these foreign currency forward contracts were $740 million and $666 million, respectively.
The location in the Condensed Consolidated Statements of Income and the amounts of gain/(loss) recognized in earnings for our derivative instruments not designated as hedging instruments were as follows (in millions):

		Three months ended March 31,
Derivatives not designated as hedging instruments	Statements of Income location	2017	2016
Foreign currency contracts	Interest and other income, net	$1	$(10)
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2017	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$148	Accrued liabilities/ Other noncurrent liabilities	$14
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	20	Accrued liabilities/ Other noncurrent liabilities	481
Interest rate swap contracts	Other current assets/ Other noncurrent assets	30	Accrued liabilities/ Other noncurrent liabilities	15
Total derivatives designated as hedging instruments		198		510
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$198		$511

	Derivative assets		Derivative liabilities
December 31, 2016	Balance Sheet location	Fair value	Balance Sheet location	Fair value
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$203	Accrued liabilities/ Other noncurrent liabilities	$4
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	523
Interest rate swap contracts	Other current assets/ Other noncurrent assets	41	Accrued liabilities/ Other noncurrent liabilities	7
Total derivatives designated as hedging instruments		244		534
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$244		$534

Our derivative contracts that were in liability positions as of March 31, 2017, contain certain credit-risk-related contingent provisions that would be triggered if: (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of the contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due to or from a counterparty under the contracts may be offset against other amounts due to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts for the three months ended March 31, 2017 and 2016, are included within Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
12. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. (See our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations.) We describe our legal proceedings and other matters that are significant or that we believe could become significant in this Note; and in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings range from cases brought by a single plaintiff to a class action with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims—including but not limited to patent infringement, marketing, pricing and trade practices and securities law—some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing or in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters pending against us described in this filing or in Note 18, Contingencies and commitments to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Sanofi/Regeneron Patent Litigation
As previously disclosed, defendants Sanofi, Sanofi-Aventis U.S. LLC, Aventisub LLC, formerly doing business as Aventis Pharmaceuticals Inc., and Regeneron Pharmaceuticals, Inc. appealed the judgment of the U.S. District Court for Delaware (the Delaware District Court) that the patents in suit are valid and infringed by the defendants and the permanent injunction granted by the Delaware District Court prohibiting the infringing manufacture, use, sale, offer for sale or import of alirocumab in the United States. The U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) has scheduled argument on the appeal for June 6, 2017.
Sensipar® (cinacalcet) Patent Litigation
As previously disclosed, Amgen filed 13 separate lawsuits in the Delaware District Court for infringement of our U.S. Patent No. 9,375,405 (the ‘405 Patent). On February 22, 2017, Amgen filed a lawsuit in the Delaware District Court against Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus). In each of the 14 lawsuits, Amgen seeks an order of the Delaware District Court making any U.S. Food and Drug Administration (FDA) approval of the defendants’ generic version of Sensipar® effective no earlier than the expiration of the ‘405 Patent. In each lawsuit, all defendants except Zydus have responded to the complaint denying infringement and seeking judgment that the ‘405 Patent is invalid and/or not infringed. On February 23,

2017, and on April 6, 2017, for Zydus, the Delaware District Court consolidated the 14 lawsuits into a single case. The Delaware District Court has scheduled trial for March 5, 2018.
KYPROLIS® (carfilzomib) Patent Litigation
As previously disclosed, our subsidiary Onyx Therapeutics, Inc. (Onyx Therapeutics) filed nine separate lawsuits in the Delaware District Court for infringing certain of our patents. On April 18, 2017, the Delaware District Court consolidated these nine lawsuits for purposes of discovery and scheduled trial for March 11, 2019. On April 20, 2017, Onyx Therapeutics filed a separate lawsuit in the Delaware District Court against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. for infringement of U.S. Patent Nos. 7,232,818; 7,417,042; 7,491,704; 7,737,112; 8,129,346; 8,207,125; 8,207,126; 8,207,127; and 8,207,297. These ten lawsuits are based on Abbreviated New Drug Applications (ANDAs) that seek approval to market generic versions of KYPROLIS® before expiration of the asserted patents. In each lawsuit, Onyx Therapeutics seeks an order of the Delaware District Court making any FDA approval of the defendant’s ANDA effective no earlier than the expiration of the applicable patents.
Biosimilar Patent Litigations
We have filed a number of lawsuits against manufacturers of products that purport to be biosimilars of certain of our products. In each case, our complaint alleges that the manufacturer’s actions infringe certain patents we hold and that the manufacturer has failed to comply with certain provisions of the Biologics Price Competition and Innovation Act (BPCIA).
Sandoz Filgrastim Litigation
As previously disclosed, the U.S. Supreme Court granted certiorari on both Sandoz’s petition seeking review of the Federal Circuit Court ruling concluding that a biosimilar applicant must give 180-day advance notice of first marketing and that notice can be given only after the FDA has licensed the biosimilar product and Amgen’s conditional cross-petition seeking review of the Federal Circuit Court’s ruling that the only remedy available when a biosimilar applicant refuses to provide its Biologics License Application is to bring a patent infringement claim. On April 26, 2017, the U.S. Supreme Court heard arguments on Sandoz’s petition and Amgen’s conditional cross-petition.
Apotex Pegfilgrastim/Filgrastim Litigation
On February 17, 2017, the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office granted a petition filed by Apotex to institute an inter partes review of our U.S. Patent No. 9,952,138 (the ‘138 Patent) challenging claims of the ‘138 Patent as unpatentable.
Hospira Epoetin Alfa Litigation
On April 3, 2017, the Federal Circuit Court heard arguments on Amgen’s appeal seeking review of the Delaware District Court’s order that Hospira need not provide Amgen discovery of certain of its manufacturing processes that Hospira withheld during the BPCIA dispute resolution process.
State Derivative Litigation
As previously disclosed, the Superior Court of the State of California, County of Ventura, lifted the stay in Larson v. Sharer, et al., a state stockholder derivative lawsuit. On March 15, 2017, the plaintiffs in this lawsuit filed a motion for leave to file a third amended complaint.
ERISA Litigation
On April 5, 2017, the U.S. District Court for the Central District of California entered a final order approving the settlement of this class action lawsuit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Currently, we market therapeutics for oncology/hematology, inflammation, nephrology, bone health and cardiovascular disease. Our principal products are Neulasta® (pegfilgrastim), Enbrel® (etanercept), Aranesp® (darbepoetin alfa), Prolia® (denosumab), Sensipar®/Mimpara® (cinacalcet), XGEVA® (denosumab), and EPOGEN® (epoetin alfa). We market several other products as well, including KYPROLIS® (carfilzomib), Nplate® (romiplostim), NEUPOGEN® (filgrastim), Vectibix® (panitumumab), and more recently launched, Repatha® (evolocumab), BLINCYTO® (blinatumomab), IMLYGIC® (talimogene laherparepvec) and Corlanor® (ivabradine).

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Annual Report on Form 10-K for the period ended December 31, 2016. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2016.
Products/Pipeline
Bone Health
XGEVA®

•
In April 2017, we announced the submission of a supplemental Biologics License Application (sBLA) to the FDA and an application for a variation to the marketing authorization to the European Medicines Agency (EMA) for XGEVA®. The submissions to regulatory authorities seek to expand the currently approved XGEVA® indication for the prevention of skeletal-related events in solid tumors to include patients with multiple myeloma.

Cardiovascular
Repatha®

•
In February 2017, we announced that the European Commission (EC) adopted a decision to change the Repatha® marketing authorization, approving a new single-dose, monthly delivery option. The new automated mini-doser with a pre-filled cartridge is a hands-free device that provides 420 mg of Repatha® in a single injection per administration.

•	In March 2017, we announced that the Phase 3 study evaluating Repatha® in patients who were receiving apheresis to reduce low-density lipoprotein cholesterol (LDL-C) met its primary endpoint.

•
In March 2017, we announced that the Repatha® cardiovascular outcomes study established for the first time that maximally reducing LDL-C levels with Repatha®, beyond what is possible with the current best therapy alone, leads to a further reduction in major cardiovascular events, including heart attacks, strokes and coronary revascularizations. No new safety concerns were identified.

•	In March 2017, we announced that the Repatha® cognitive function study met its primary endpoint, demonstrating that Repatha® did not negatively impact cognition when added to optimized statin therapy.
Neuroscience
Erenumab

•
In April 2017, we announced an expanded collaboration with Novartis AG (Novartis) for erenumab, which is being investigated for the prevention of migraine. As part of the expanded collaboration, Amgen and Novartis agreed to combine capabilities to co-commercialize erenumab in the United States.

Oncology/Hematology
BLINCYTO®

•
In March 2017, we announced that the FDA accepted for priority review the sBLA for BLINCYTO® to include overall survival data from the Phase 3 TOWER study. The application also included new data supporting the treatment of patients with Philadelphia chromosome-positive relapsed or refractory B-cell precursor acute lymphoblastic leukemia. The FDA has set a Prescription Drug User Fee Act target action date of August 14, 2017.

KYPROLIS®

•
In February 2017, we announced positive results from a planned overall survival interim analysis of the Phase 3 head-to-head ENDEAVOR (RandomizEd, OpeN Label, Phase 3 Study of Carfilzomib Plus DExamethAsone Vs Bortezomib Plus DexamethasOne in Patients With Relapsed Multiple Myeloma) trial. The study met the key secondary endpoint of overall survival demonstrating that patients with relapse or refractory multiple myeloma treated with KYPROLIS® and dexamethasone lived 7.6 months longer than those treated with VELCADE® (bortezomib) and dexamethasone.

Biosimilars
AMJEVITA™ (adalimumab-atto)/AMGEVITA™ (biosimilar adalimumab)

•
In March 2017, we announced that the EC granted market authorization for AMGEVITA™ in all available indications. For a discussion of ongoing, related litigation, see Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2016.

ABP 980

•
In March 2017, we announced the submission of a Marketing Authorization Application to the EMA for ABP 980, a biosimilar candidate to Herceptin® (trastuzumab). ABP 980 is being developed in collaboration with Allergan plc.

Selected financial information
The following is an overview of our results of operations (dollar and share amounts in millions, except per share data):

	Three months ended March 31,
	2017	2016	Change
Product sales:
U.S.	$4,095	$4,119	(1)%
Rest of the world (ROW)	1,104	1,120	(1)%
Total product sales	5,199	5,239	(1)%
Other revenues	265	288	(8)%
Total revenues	$5,464	$5,527	(1)%
Operating expenses	$2,873	$3,125	(8)%
Operating income	$2,591	$2,402	8%
Net income	$2,071	$1,900	9%
Diluted EPS	$2.79	$2.50	12%
Diluted shares	741	760	(3)%
Global product sales decreased one percent for the three months ended March 31, 2017.
The decrease in other revenues for the three months ended March 31, 2017, was driven primarily by an upfront payment for a licensing transaction in the prior period, offset partially by higher milestone payments received and higher Ibrance® (palbociclib) royalty income.
Operating expenses decreased for the three months ended March 31, 2017. All expense categories benefited from our transformation and process improvement efforts. As in prior years, our operating expenses are expected to be higher in the remaining quarters of the year driven by the timing of expenses.
The increases in net income and diluted EPS for the three months ended March 31, 2017, were driven primarily by higher operating margins.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three months ended March 31, 2017 and 2016.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Neulasta®	$1,210	$1,183	2%
ENBREL	1,181	1,385	(15)%
Aranesp®	511	532	(4)%
Prolia®	425	352	21%
Sensipar®/Mimpara®	421	367	15%
XGEVA®	402	378	6%
EPOGEN®	270	300	(10)%
Other products	779	742	5%
Total product sales	$5,199	$5,239	(1)%
Future sales of our products are influenced by a number of factors, some of which may impact sales of certain of our products more significantly than others. Such factors are discussed below and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2016: (i) Overview, Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Results of Operations—Product Sales.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Neulasta®— U.S.	$1,048	$996	5%
Neulasta®— ROW	162	187	(13)%
Total Neulasta®	$1,210	$1,183	2%
The increase in global Neulasta® sales for the three months ended March 31, 2017, was driven primarily by favorable changes in accounting estimates and net selling price, offset partially by lower unit demand. As of March 31, 2017, utilization of the Neulasta® OnPro® kit continues to grow in the United States.
Future Neulasta® sales will also depend in part on the development of new protocols, tests and/or treatments for cancer and/or new chemotherapy treatments or alternatives to chemotherapy that may have reduced and may continue to reduce the use of chemotherapy in some patients.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
ENBREL — U.S.	$1,118	$1,326	(16)%
ENBREL — Canada	63	59	7%
Total ENBREL	$1,181	$1,385	(15)%
ENBREL sales for the three months ended March 31, 2017, decreased primarily due to the impact from competition, as well as lower rheumatology and dermatology segment growth compared to prior year.

Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Aranesp® — U.S.	$278	$261	7%
Aranesp® — ROW	233	271	(14)%
Total Aranesp®	$511	$532	(4)%
The decrease in global Aranesp® sales for the three months ended March 31, 2017, was driven primarily by unfavorable changes in foreign exchange rates, inventory levels and net selling price, offset partially by higher unit demand, including a shift by some U.S. dialysis customers from EPOGEN® to Aranesp®.
Aranesp® may face short-acting competition from a proposed biosimilar in the United States.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Prolia® — U.S.	$279	$221	26%
Prolia® — ROW	146	131	11%
Total Prolia®	$425	$352	21%
The increase in global Prolia® sales for the three months ended March 31, 2017, was driven primarily by higher unit demand.
Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Sensipar® — U.S.	$337	$278	21%
Sensipar®/Mimpara® — ROW	84	89	(6)%
Total Sensipar®/Mimpara®	$421	$367	15%
The increase in global Sensipar®/Mimpara® sales for the three months ended March 31, 2017, was driven primarily by an increase in net selling price.
Our U.S. composition of matter patent relating to Sensipar®, a small molecule, expires in March 2018. We are also involved in litigation with a number of companies seeking to market generic versions of Sensipar® regarding our U.S. formulation patent that expires in September 2026. See Note 12, Contingencies and commitments, to the condensed consolidated financial statements.

XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
XGEVA® — U.S.	$298	$271	10%
XGEVA® — ROW	104	107	(3)%
Total XGEVA®	$402	$378	6%
The increase in global XGEVA® sales for the three months ended March 31, 2017, was driven primarily by higher unit demand.
EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
EPOGEN® — U.S.	$270	$300	(10)%
The decrease in EPOGEN® sales for the three months ended March 31, 2017, was driven primarily by a decrease in net selling price due to a recently negotiated contract with DaVita Inc.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
KYPROLIS® — U.S.	$137	$129	6%
KYPROLIS® — ROW	53	25	*
Nplate® — U.S.	97	86	13%
Nplate® — ROW	57	55	4%
NEUPOGEN® — U.S.	101	150	(33)%
NEUPOGEN® — ROW	47	63	(25)%
Vectibix® — U.S.	61	56	9%
Vectibix® — ROW	86	88	(2)%
Repatha® — U.S.	33	14	*
Repatha® — ROW	16	2	*
BLINCYTO®—U.S.	23	21	10%
BLINCYTO®—ROW	11	6	83%
Other — U.S.	15	10	50%
Other — ROW	42	37	14%
Total other products	$779	$742	5%
Total U.S. — other products	$467	$466	—%
Total ROW — other products	312	276	13%
Total other products	$779	$742	5%
* Change in excess of 100%

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016	Change
Cost of sales	$996	$1,018	(2)%
% of product sales	19.2%	19.4%
% of total revenues	18.2%	18.4%
Research and development	$769	$872	(12)%
% of product sales	14.8%	16.6%
% of total revenues	14.1%	15.8%
Selling, general and administrative	$1,064	$1,203	(12)%
% of product sales	20.5%	23.0%
% of total revenues	19.5%	21.8%
Other	$44	$32	38%
Transformation and process improvements
During 2014, we announced transformation and process improvement efforts that we continue to execute on. As part of these efforts, we committed to a more agile and efficient operating model. Our transformation and process improvement efforts across the Company are enabling us to reallocate resources to fund many of our innovative pipeline and growth opportunities that deliver value to patients and stockholders.
The transformation includes a restructuring plan that will result in pre-tax accounting charges in the range of $800 million to $900 million. As of March 31, 2017, restructuring costs incurred to date were $748 million. The charges that were recorded related to the restructuring during the three months ended March 31, 2017, were not significant. Since 2014, we have realized approximately $1.2 billion of transformation and process improvement savings. Net savings have not been significant as savings were reinvested in product launches, clinical programs and external business development.
Cost of sales
Cost of sales decreased to 18.2% of total revenues for the three months ended March 31, 2017. The decrease was driven primarily by manufacturing efficiencies, offset partially by product mix.
The excise tax imposed by the U.S. territory of Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico (Puerto Rico excise tax) is recorded as a cost of sales expense. Excluding the impact of the Puerto Rico excise tax, cost of sales would have been 16.6% and 16.8% of total revenues for the three months ended March 31, 2017, and 2016, respectively. See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion of the Puerto Rico excise tax.
Research and development
The decrease in R&D expenses for the three months ended March 31, 2017, was driven primarily by a payment in the three months ended March 31, 2016, related to a third-party collaboration agreement and lower spending required to support certain later-stage clinical programs.
For the three months ended March 31, 2017, costs associated with our later-stage clinical programs and marketed products support decreased by $40 million and $63 million, respectively. Discovery Research and Translational Sciences spend was relatively unchanged for both periods.
Selling, general and administrative
The decrease in Selling, general and administrative expenses for the three months ended March 31, 2017, was driven primarily by the expiration of the ENBREL residual royalty payments on October 31, 2016, as well as a charge related to an acquisition in the three months ended March 31, 2016, offset partially by investments in product launches.

Other
Other operating expenses for the three months ended March 31, 2017, included certain charges related to our restructuring plan, primarily separation costs.
Other operating expenses for the three months ended March 31, 2016, included a legal proceeding charge of $27 million.
Non-operating expenses/income and income taxes
Non-operating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2017	2016
Interest expense, net	$326	$294
Interest and other income, net	$195	$150
Provision for income taxes	$389	$358
Effective tax rate	15.8%	15.9%
Interest expense, net
The increase in Interest expense, net, for the three months ended March 31, 2017, was due primarily to a higher average amount of debt outstanding.
Interest and other income, net
The increase in Interest and other income, net, for the three months ended March 31, 2017, was due primarily to higher interest income that resulted from higher average investment balances.
Income taxes
The decrease in our effective tax rate for the three months ended March 31, 2017, was due primarily to the favorable tax impact of changes in the jurisdictional mix of income and expenses, offset partially by lower tax benefits from share-based compensation payments.
Excluding the impact of the Puerto Rico excise tax, our effective tax rate for the three months ended March 31, 2017, would have been 18.5%, compared with 18.8% for the corresponding period of the prior year.
During the three months ended March 31, 2017, we received Notices of Proposed Adjustment from the IRS for the years 2010, 2011, and 2012. The significant proposed adjustments relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico and allocate additional profits to the United States. On April 12, 2017, we received a Revenue Agent’s Report from the IRS for the years 2010, 2011, and 2012 that included the proposed adjustments. We disagree with the proposed adjustments and plan to initiate the administrative appeals process, which will likely not be concluded within the next 12 months. Final resolution of the IRS audit could have a material impact on our results of operations and cash flows if not resolved favorably, however, we believe our income tax reserves are appropriately provided for all open tax years.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.
Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	March 31, 2017	December 31, 2016
Cash, cash equivalents and marketable securities	$38,398	$38,085
Total assets	$77,862	$77,626
Current portion of long-term debt	$3,799	$4,403
Long-term debt	$30,293	$30,193
Stockholders’ equity	$30,637	$29,875
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
In March 2017, the Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock, which will be paid on June 8, 2017. In December 2016, the Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock, which was paid on March 8, 2017.
We have also returned capital to stockholders through our stock repurchase program. During the three months ended March 31, 2017, we repurchased $555 million of our stock and paid $586 million in cash during the period. During the three months ended March 31, 2016, we repurchased $690 million of our stock and paid $676 million in cash during the period. As of March 31, 2017, $3.5 billion remained available under the Board of Directors-approved stock repurchase program.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or our syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. With respect to our U.S. operations, we believe that existing funds intended for use in the United States; cash generated from our U.S. operations, including intercompany payments and receipts; and existing sources of and access to financing (collectively, U.S. funds) are adequate to continue meeting our U.S. obligations, including our plans to pay dividends and repurchase stock with U.S. funds, for the foreseeable future. See our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Of our cash, cash equivalents and marketable securities balances totaling $38.4 billion as of March 31, 2017, approximately $35.0 billion was generated from operations in foreign tax jurisdictions and is intended to be invested indefinitely outside the United States. Under current tax laws, if these funds were repatriated for use in our U.S. operations, we would be required to pay additional income taxes at the tax rates then in effect.
Certain of our financing arrangements contain non-financial covenants. In addition, our revolving credit agreement includes a financial covenant with respect to the level of our borrowings in relation to our equity, as defined. We were in compliance with all applicable covenants under these arrangements as of March 31, 2017.
Cash flows
Our cash flow activities were as follows (in millions):

	Three months ended March 31,
	2017	2016
Net cash provided by operating activities	$2,385	$1,915
Net cash used in investing activities	$(157)	$(4,390)
Net cash (used in) provided by financing activities	$(2,111)	$1,227
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2017, increased compared with the same period in the prior year due primarily to the timing of payments to taxing authorities and an increase in net income.
Investing
Cash used in investing activities during the three months ended March 31, 2017, was due primarily to capital expenditures of $168 million, offset partially by net activity from marketable securities of $63 million. Cash used in investing activities during the three months ended March 31, 2016, was due primarily to net activity related to marketable securities of $4.2 billion and capital expenditures of $156 million. Capital expenditures during the three months ended March 31, 2017 and 2016, were associated primarily with manufacturing capacity expansions in various locations, as well as other site developments. We currently estimate 2017 spending on capital projects and equipment to be approximately $700 million.

Financing
Cash used in financing activities during the three months ended March 31, 2017, was due primarily to the payment of dividends of $847 million, a debt repayment of $605 million and repurchases of our common stock of $586 million. Cash provided by financing activities during the three months ended March 31, 2016, was due primarily to proceeds from the issuance of debt, net of repayments, of $2.8 billion, offset partially by the payment of dividends of $752 million and repurchases of our common stock of $676 million.
See Note 8, Financing arrangements, and Note 9, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our critical accounting policies during the three months ended March 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016, and is incorporated herein by reference. There have been no material changes during the three months ended March 31, 2017, to the information provided in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Management determined that, as of March 31, 2017, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 12, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 18, Contingencies and commitments, to our consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events and international operations. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2016, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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
A substantial portion of our U.S. business relies on reimbursement from U.S. federal government healthcare programs and private insurance plans regulated by the U.S. federal government. See our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1. Business—Reimbursement. Changes to U.S. federal reimbursement policy may come through legislative actions. Discussions continue around a number of potential legislative changes that could affect the reimbursement and/or pricing of our products, including proposals to allow the U.S. federal government to directly negotiate drug prices with pharmaceutical manufacturers and to require manufacturers to pay higher rebates in the Medicare Part D setting. Legislation has been introduced into the U.S. Congress for other proposals, including legislation designed to overhaul provisions of the Patient Protection and Affordable Care Act as well as to enable simpler re-importation of prescription medications from Canada or other countries. State government actions or ballot initiatives can also affect how our products are covered and reimbursed or create additional pressure on how our products are priced. Many states have discussed and debated and are considering new pricing legislation, including state proposals designed to require biopharmaceutical manufacturers to publicly report proprietary pricing information, limit price increases or to place a maximum price ceiling, or cap, on pharmaceutical products. For example, Ohio voters are expected to consider in their November 2017 election a ballot proposition that would prohibit the state from paying a greater price for drugs than the lowest price paid by the U.S. Department of Veterans Affairs. Passage of this proposition could lead to the introduction of additional ballot initiatives in other states. While we are unable to predict if these or other changes may ultimately be enacted, to the extent that future changes affect how our products are paid for and reimbursed by government and private payers in the United States our business could be adversely impacted. Changes in U.S. federal reimbursement policy may also arise as a result of regulations or demonstration projects implemented by the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering Medicare, Medicaid and the Health Insurance Marketplaces. CMS has substantial power to quickly implement policy changes that can significantly affect how our products are covered and reimbursed. Further, CMS is undertaking other projects to test care models, such as the CMS Oncology Care Model (OCM) that provides participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs while improving efficacy of care. We believe the OCM has impacted utilization of certain of our oncology products by participating physician practices and may continue to do so in the future. In addition, the timing of reimbursement policy decisions can affect our business. Legislative or regulatory changes in the United States or other federal or state government initiatives that decrease the coverage or reimbursement available for our products, require that we pay increased rebates, limit our ability to offer co-pay payment assistance to commercial patients, limit the pricing of pharmaceutical products or reduce the use of our U.S. products could have a material adverse effect on our business and results of operations.
Payers, including healthcare insurers, Pharmacy Benefit Managers (PBMs) and group purchasing organizations, increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Consolidation in the health insurance industry has resulted in a few large insurers and PBMs exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing such discounts and rebates and limiting patient access and usage. Three PBMs currently oversee approximately 75% of total covered lives in the United States. Payers continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, and some payers may attempt to limit the use of programs assisting commercial patients with their co-payments. Payers also control costs by imposing restrictions on access to our products, such as by requiring prior authorizations or step therapy, and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, since the launch of Repatha® in August 2015, the application of utilization management criteria by some payers, including PBMs, has resulted in denials of coverage for a significant number of patients for whom Repatha® has been prescribed, slowing Repatha® sales. In March 2017, we presented data from our phase 3 outcomes study evaluating the ability of Repatha® to prevent cardiovascular events, which met its primary composite endpoint and key secondary composite endpoint. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant developments. However, in the current competitive environment, the application of restrictive utilization management criteria by some payers may continue until the clinical data is reflected in approved product labeling, or even thereafter. Ultimately, further discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.
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
Outside the United States, we expect countries will continue to take aggressive actions to reduce their healthcare expenditures. See our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1. Business—Reimbursement. For example, international reference pricing (IRP) is widely used by a large number of countries to control costs based on an external benchmark of a product’s price in other countries. IRP policies can quickly and frequently change and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. Any deterioration in the coverage and reimbursement available for our products or in the timeliness or certainty of payment by payers to physicians and other providers could negatively impact the ability or willingness of healthcare providers to prescribe our products for their patients or could otherwise negatively affect the use of our products or the prices we receive for them. Such changes could have a material adverse effect on our product sales, business and results of operations.
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
Our tax returns are routinely examined by tax authorities in the United States and other jurisdictions in which we do business, and a number of audits are currently underway. Tax authorities are becoming more aggressive in their audits and are particularly focused on the allocations of income and expense among tax jurisdictions. During the three months ended March 31, 2017, we received Notices of Proposed Adjustment from the IRS for the years 2010, 2011, and 2012. The significant proposed adjustments relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico and allocate additional profits to the United States. On April 12, 2017, we received a Revenue Agent’s Report from the IRS for the years 2010, 2011, and 2012 that included the proposed adjustments. We disagree with the proposed adjustments and plan to initiate the administrative appeals process, which will likely not be concluded within the next 12 months. Final resolution of the IRS audit could have a material impact on our results of operations and cash flows if not resolved favorably. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. See Note 3, Income taxes, to the condensed consolidated financial statements.
Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in applicable tax laws, regulations or administrative interpretations thereof. President Trump has indicated that U.S. corporate tax reform is a high priority for his Administration, and he, as well as the U.S. Congress, have proposed sweeping changes to the U.S. tax system including changes to corporate tax rates and the taxation of income earned outside the United States (including the taxation of previously unrepatriated foreign earnings). A change to the U.S. tax system, a change to the tax system in a jurisdiction where we have significant operations, such as the U.S. territory of Puerto Rico, or a change in tax law in other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2017, we had one outstanding stock repurchase program and the repurchase activity was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
January 1 - 31	1,556,065	$154.43	1,556,065	$3,835,384,785
February 1 - 28	856,815	$167.73	856,815	$3,691,674,095
March 1 - 31	1,002,997	$170.62	1,002,997	$3,520,538,054
	3,415,877	$162.52	3,415,877

(1)	In October 2016, our Board of Directors authorized an increase that resulted in a total of $5.0 billion available under the stock repurchase program.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	April 26, 2017	By:	/S/ DAVID W. MELINE
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

10.4+
Form of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on December 20, 2016.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

10.5+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on December 20, 2016.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

10.6+	Amgen Inc. 2009 Performance Award Program. (As Amended on March 2, 2016.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2016 on May 2, 2016 and incorporated herein by reference.)

10.7+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on December 20, 2016.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

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

10.16+*	Second Amendment to the Amgen Inc. Executive Incentive Plan, effective January 1, 2017.

10.17+
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

10.19+
Agreement between Amgen Inc. and David W. Meline, effective July 21, 2014. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2014 on October 29, 2014 and incorporated herein by reference.)

10.20+	Agreement between Amgen Inc. and Jonathan Graham, dated May 11, 2015. (Filed as an exhibit to Form 10-Q/A for the quarter ended June 30, 2015 on August 6, 2015 and incorporated herein by reference.)

10.21+
Agreement between Amgen Inc. and Lori Johnston, dated October 25, 2016. (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

10.22
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
10.26
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

10.33
Amendment No. 2 to Collaboration and License Agreement, effective November 14, 2016, between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

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

10.40*
Sourcing and Supply Agreement, dated January 6, 2017, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

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