Form 10-Q
period 2019-09-30
AMGEN INC
filed 2019-10-30
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 23, 2019, the registrant had 594,183,541 shares of common stock, $0.0001 par value, outstanding.
AMGEN INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$5,463	$5,510	$16,323	$16,532
Other revenues	274	394	842	985
Total revenues	5,737	5,904	17,165	17,517

Operating expenses:
Cost of sales	1,036	1,037	3,103	3,005
Research and development	1,001	926	2,804	2,555
Selling, general and administrative	1,223	1,293	3,637	3,773
Other	1	325	(5)	303
Total operating expenses	3,261	3,581	9,539	9,636

Operating income	2,476	2,323	7,626	7,881

Interest expense, net	313	355	988	1,040
Interest and other income, net	114	126	517	519

Income before income taxes	2,277	2,094	7,155	7,360

Provision for income taxes	309	235	1,016	894

Net income	$1,968	$1,859	$6,139	$6,466

Earnings per share:
Basic	$3.29	$2.88	$10.08	$9.67
Diluted	$3.27	$2.86	$10.01	$9.61

Shares used in calculation of earnings per share:
Basic	599	645	609	669
Diluted	602	649	613	673

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$1,968	$1,859	$6,139	$6,466
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Losses on foreign currency translation	(39)	(71)	(56)	(153)
Gains on cash flow hedges	86	41	27	270
Gains (losses) on available-for-sale securities	30	97	404	(237)
Other	—	(3)	6	(1)
Other comprehensive income (loss), net of taxes	77	64	381	(121)
Comprehensive income	$2,045	$1,923	$6,520	$6,345

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,415	$6,945
Marketable securities	9,438	22,359
Trade receivables, net	3,606	3,580
Inventories	3,243	2,940
Other current assets	3,349	1,794
Total current assets	31,051	37,618

Property, plant and equipment, net	4,901	4,958
Intangible assets, net	6,702	7,443
Goodwill	14,705	14,699
Other assets	2,176	1,698
Total assets	$59,535	$66,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005	$1,207
Accrued liabilities	7,683	7,862
Current portion of long-term debt	2,049	4,419
Total current liabilities	10,737	13,488

Long-term debt	27,742	29,510
Long-term deferred tax liabilities	665	864
Long-term tax liabilities	7,921	8,770
Other noncurrent liabilities	1,543	1,284

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 596.2 shares in 2019 and 629.6 shares in 2018	31,451	31,246
Accumulated deficit	(20,136)	(17,977)
Accumulated other comprehensive loss	(388)	(769)
Total stockholders’ equity	10,927	12,500
Total liabilities and stockholders’ equity	$59,535	$66,416

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	629.6	$31,246	$(17,977)	$(769)	$12,500
Net income	—	—	1,992	—	1,992
Other comprehensive income, net of taxes	—	—	—	253	253
Dividends declared on common stock ($1.45 per share)	—	—	(879)	—	(879)
Issuance of common stock in connection with the Company’s equity award programs	0.7	6	—	—	6
Stock-based compensation expense	—	64	—	—	64
Tax impact related to employee stock-based compensation expense	—	(73)	—	—	(73)
Repurchases of common stock	(15.9)	—	(3,031)	—	(3,031)
Balance as of March 31, 2019	614.4	31,243	(19,895)	(516)	10,832
Net income	—	—	2,179	—	2,179
Other comprehensive income, net of taxes	—	—	—	51	51
Issuance of common stock in connection with the Company’s equity award programs	0.8	23	—	—	23
Stock-based compensation expense	—	97	—	—	97
Tax impact related to employee stock-based compensation expense	—	(50)	—	—	(50)
Repurchases of common stock	(13.1)	—	(2,349)	—	(2,349)
Other	—	—	11	—	11
Balance as of June 30, 2019	602.1	31,313	(20,054)	(465)	10,794
Net income	—	—	1,968	—	1,968
Other comprehensive income, net of taxes	—	—	—	77	77
Dividends declared on common stock ($1.45 per share)	—	—	(880)	—	(880)
Issuance of common stock in connection with the Company’s equity award programs	0.3	37	—	—	37
Stock-based compensation expense	—	108	—	—	108
Tax impact related to employee stock-based compensation expense	—	(7)	—	—	(7)
Repurchases of common stock	(6.2)	—	(1,170)	—	(1,170)
Balance as of September 30, 2019	596.2	$31,451	$(20,136)	$(388)	$10,927

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2017	722.2	$30,992	$(5,072)	$(679)	$25,241
Cumulative effect of changes in accounting principles, net of taxes	—	—	38	(9)	29
Net income	—	—	2,311	—	2,311
Other comprehensive loss, net of taxes	—	—	—	(306)	(306)
Dividends declared on common stock ($1.32 per share)	—	—	(877)	—	(877)
Issuance of common stock in connection with the Company’s equity award programs	0.6	5	—	—	5
Stock-based compensation expense	—	61	—	—	61
Tax impact related to employee stock-based compensation expense	—	(57)	—	—	(57)
Repurchases of common stock	(56.4)	—	(10,787)	—	(10,787)
Balance as of March 31, 2018	666.4	31,001	(14,387)	(994)	15,620
Net income	—	—	2,296	—	2,296
Other comprehensive income, net of taxes	—	—	—	121	121
Issuance of common stock in connection with the Company’s equity award programs	0.8	19	—	—	19
Stock-based compensation expense	—	93	—	—	93
Tax impact related to employee stock-based compensation expense	—	(65)	—	—	(65)
Repurchases of common stock	(18.2)	—	(3,190)	—	(3,190)
Other	—	—	15	—	15
Balance as of June 30, 2018	649.0	31,048	(15,266)	(873)	14,909
Net income	—	—	1,859	—	1,859
Other comprehensive income, net of taxes	—	—	—	64	64
Dividends declared on common stock ($1.32 per share)	—	—	(867)	—	(867)
Issuance of common stock in connection with the Company’s equity award programs	0.2	13	—	—	13
Stock-based compensation expense	—	94	—	—	94
Tax impact related to employee stock-based compensation expense	—	(10)	—	—	(10)
Repurchases of common stock	(8.7)	—	(1,713)	—	(1,713)
Balance as of September 30, 2018	640.5	$31,145	$(15,987)	$(809)	$14,349

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,139	$6,466
Depreciation, amortization and other	1,504	1,456
Deferred income taxes	(172)	(294)
Other items, net	169	636
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(63)	(234)
Inventories	(101)	(93)
Other assets	(269)	(110)
Accounts payable	(196)	(311)
Accrued income taxes, net	(128)	(384)
Long-term tax liabilities	(262)	204
Other liabilities	15	766
Net cash provided by operating activities	6,636	8,102
Cash flows from investing activities:
Purchases of marketable securities	(9,062)	(12,617)
Proceeds from sales of marketable securities	3,019	28,059
Proceeds from maturities of marketable securities	18,441	3,881
Cash paid, net of cash acquired	(177)	197
Purchases of property, plant and equipment	(430)	(513)
Other	(119)	(31)
Net cash provided by investing activities	11,672	18,976
Cash flows from financing activities:
Repayment of debt	(4,514)	(500)
Repurchases of common stock	(6,608)	(15,670)
Dividends paid	(2,649)	(2,667)
Other	(67)	(85)
Net cash used in financing activities	(13,838)	(18,922)
Increase in cash and cash equivalents	4,470	8,156
Cash and cash equivalents at beginning of period	6,945	3,800
Cash and cash equivalents at end of period	$11,415	$11,956

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and nine months ended September 30, 2019 and 2018, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.2 billion and $7.8 billion as of September 30, 2019 and December 31, 2018, respectively.
Leases
Adoption of new lease standard
In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet, including leases classified as operating leases, and that they disclose qualitative and quantitative information about leasing arrangements. The FASB subsequently issued additional amendments to address issues arising from the implementation of the new lease standard. We adopted this standard as of January 1, 2019, using the modified-retrospective method. This approach provides a method for recording existing leases at adoption. We used the adoption date as our date of initial application, and thus, comparative-period financial information is not presented for periods prior to the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification.
Adoption of the new standard resulted in total lease liabilities of $510 million and right-of-use (ROU) assets of $439 million as of January 1, 2019. The difference between the initial lease liabilities and the ROU assets is related primarily to previously existing lease liabilities. The standard did not materially impact our Condensed Consolidated Statements of Income and had no impact on our Condensed Consolidated Statements of Cash Flows. Our accounting policies under the new standard are described below. See Note 9, Leases.

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
Other recent accounting pronouncements
In June 2016, the FASB issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than by reducing the carrying amount under the current, other-than-temporary-impairment model. The new standard is effective for interim and annual periods beginning on January 1, 2020. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We have substantially completed our impact assessment and do not currently anticipate a material impact on our condensed consolidated financial statements.
2. Business combinations
Nuevolution AB
On July 15, 2019, we acquired all of the outstanding stock of Nuevolution AB (Nuevolution), a publicly traded, Denmark-based biotechnology company with a leading small-molecule-drug discovery platform, for total consideration of $183 million in cash. The transaction, which was accounted for as a business combination, expands our ability to discover novel small molecules against difficult-to-drug targets and with greater speed and efficiency. Nuevolution’s operations, which are not material, have been included in our condensed consolidated financial statements commencing on the acquisition date.
We allocated the consideration to acquire Nuevolution to finite-lived intangible assets of $150 million, comprised primarily of technology rights for a drug discovery platform with an estimated useful life of 10 years; goodwill of $26 million, which is not tax deductible; deferred tax liabilities of $22 million; and other net assets of $29 million.
The estimated fair values of intangible assets were determined primarily using a probability-weighted income approach, which discounts expected future cash flows to present value by using a discount rate that represents the estimated rate that market participants would use to value the intangible assets.
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired, tax-related items and the residual impact on goodwill.
Otezla®
On August 25, 2019, we entered into an agreement with Celgene Corporation (Celgene) in connection with Celgene’s previously announced merger with Bristol-Myers Squibb Company (BMS) to acquire worldwide rights to Otezla® (apremilast), the only oral, nonbiologic treatment for psoriasis and psoriatic arthritis, and certain related assets and liabilities for $13.4 billion. We expect to fund the purchase price with cash. The transaction is expected to close by the end of 2019.

3. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. Rest-of-world (ROW) revenues relate to products that are sold primarily in Europe.
Revenues were as follows (in millions):

	Three months ended September 30,
	2019			2018
	US	ROW	Total	US	ROW	Total
Enbrel® (etanercept)	$1,323	$43	$1,366	$1,242	$50	$1,292
Neulasta® (pegfilgrastim)	619	92	711	897	154	1,051
Prolia® (denosumab)	425	205	630	354	178	532
XGEVA® (denosumab)	356	120	476	323	110	433
Aranesp® (darbepoetin alfa)	204	248	452	248	229	477
KYPROLIS® (carfilzomib)	163	103	266	142	90	232
EPOGEN® (epoetin alfa)	215	—	215	252	—	252
Sensipar®/Mimpara® (cinacalcet)	38	71	109	330	79	409
Other products	686	552	1,238	472	360	832
Total product sales(1)	$4,029	$1,434	5,463	$4,260	$1,250	5,510
Other revenues			274			394
Total revenues			$5,737			$5,904

	Nine months ended September 30,
	2019			2018
	US	ROW	Total	US	ROW	Total
ENBREL	$3,744	$136	$3,880	$3,544	$155	$3,699
Neulasta®	2,231	325	2,556	2,854	452	3,306
Prolia®	1,273	647	1,920	1,070	566	1,636
XGEVA®	1,091	355	1,446	994	336	1,330
Aranesp®	578	724	1,302	714	689	1,403
KYPROLIS®	483	295	778	430	287	717
EPOGEN®	657	—	657	746	—	746
Sensipar®/Mimpara®	216	228	444	1,069	257	1,326
Other products	1,889	1,451	3,340	1,353	1,016	2,369
Total product sales(1)	$12,162	$4,161	16,323	$12,774	$3,758	16,532
Other revenues			842			985
Total revenues			$17,165			$17,517
____________

(1)	Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2019 and 2018.

4. Income taxes
Effective tax rates for the three and nine months ended September 30, 2019, were 13.6% and 14.2%, respectively, compared with 11.2% and 12.1%, respectively, for the corresponding periods of the prior year.
The increases in our effective tax rates for the three and nine months ended September 30, 2019, were due primarily to a prior-year tax benefit associated with intercompany sales under U.S. corporate tax reform. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and that is subject to tax incentive grants through 2035; these earnings are subject to U.S. tax at a reduced rate of 10.5%.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with authorities involving issues of the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. As previously disclosed, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the years 2010, 2011 and 2012. The RAR proposes to make significant adjustments that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculation but continued to propose substantial adjustments. We disagree with the proposed adjustments and are pursuing resolution with the IRS administrative appeals office, which currently has jurisdiction over the matter. If we deem necessary, we will vigorously contest the proposed adjustments through the judicial process. Final resolution of this complex matter is not likely within the next 12 months and could have a material impact on our condensed consolidated financial statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009. In addition, we are currently under examination by a number of other state and foreign tax jurisdictions.
During the three and nine months ended September 30, 2019, the gross amounts of our unrecognized tax benefits (UTBs) increased $50 million and $160 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2019, if recognized, would affect our effective tax rate.
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

The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income (Numerator):
Net income for basic and diluted EPS	$1,968	$1,859	$6,139	$6,466

Shares (Denominator):
Weighted-average shares for basic EPS	599	645	609	669
Effect of dilutive securities	3	4	4	4
Weighted-average shares for diluted EPS	602	649	613	673

Basic EPS	$3.29	$2.88	$10.08	$9.67
Diluted EPS	$3.27	$2.86	$10.01	$9.61

For the three and nine months ended September 30, 2019 and 2018, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.
6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$1,164	$3	$—	$1,167
U.S. Treasury bills	2,494	—	—	2,494
Other government-related debt securities:
U.S.	—	—	—	—
Foreign and other	896	29	—	925
Corporate debt securities:
Financial	2,116	24	—	2,140
Industrial	2,002	23	—	2,025
Other	531	6	—	537
Residential-mortgage-backed securities	512	4	—	516
Other mortgage- and asset-backed securities	43	—	—	43
Money market mutual funds	8,017	—	—	8,017
Other short-term interest-bearing securities	2,363	—	—	2,363
Total interest-bearing securities	$20,138	$89	$—	$20,227

Types of securities as of December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$2,710	$—	$(47)	$2,663
U.S. Treasury bills	8,191	—	—	8,191
Other government-related debt securities:
U.S.	112	—	(2)	110
Foreign and other	972	1	(41)	932
Corporate debt securities:
Financial	2,778	—	(81)	2,697
Industrial	2,603	—	(99)	2,504
Other	583	—	(21)	562
Residential-mortgage-backed securities	1,458	—	(36)	1,422
Other mortgage- and asset-backed securities	483	—	(14)	469
Money market mutual funds	5,659	—	—	5,659
Other short-term interest-bearing securities	3,515	—	—	3,515
Total interest-bearing securities	$29,064	$1	$(341)	$28,724

The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2019	December 31, 2018
Cash and cash equivalents	$10,789	$6,365
Marketable securities	9,438	22,359
Total interest-bearing securities	$20,227	$28,724

Cash and cash equivalents in the above table excludes bank account cash of $626 million and $580 million as of September 30, 2019 and December 31, 2018, respectively.
The fair values of interest-bearing securities by contractual maturity, except for mortgage- and asset-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturities	September 30, 2019	December 31, 2018
Maturing in one year or less	$12,941	$17,424
Maturing after one year through three years	4,855	3,356
Maturing after three years through five years	1,226	5,168
Maturing after five years through ten years	646	885
Mortgage- and asset-backed securities	559	1,891
Total interest-bearing securities	$20,227	$28,724

For the three months ended September 30, 2019 and 2018, realized gains on interest-bearing securities were $21 million and $5 million, respectively, and realized losses on interest-bearing securities were $24 million and $108 million, respectively. For the nine months ended September 30, 2019 and 2018, realized gains on interest-bearing securities were $23 million and $27 million, respectively, and realized losses on interest-bearing securities were $32 million and $379 million, respectively. Realized gains and losses on interest-bearing securities are recorded in Interest and other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method. As of September 30, 2019, we had $1.1 billion in receivables related to sales of securities, which were recorded in Other current assets in the Condensed Consolidated Balance Sheets. There were no receivables related to sales of securities as of December 31, 2018.

As of September 30, 2019, aggregate gross unrealized losses of interest-bearing securities were not material. As of December 31, 2018, the fair values and gross unrealized losses of interest-bearing securities in an unrealized loss position aggregated by type and length of time that the securities have been in a continuous loss position were as follows (in millions):

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
We review our available-for-sale investments for other-than-temporary declines in fair value below our cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below our cost basis as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. Our assessment of whether a security is other-than-temporarily impaired could change in the future based on new developments or changes in assumptions related to that particular security. As of September 30, 2019 and December 31, 2018, we believe the cost bases for our available-for-sale investments were recoverable in all material respects.
Equity securities
We held investments in equity securities with readily determinable fair values of $277 million and $176 million as of September 30, 2019 and December 31, 2018, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on equity securities with readily determinable fair values, including gains and losses recognized on sales, were not material for the three and nine months ended September 30, 2019 and 2018.
As of September 30, 2019 and December 31, 2018, respectively, we held investments of $170 million and $222 million in equity securities without readily determinable fair values, which are included in Other assets in the Condensed Consolidated Balance Sheets. Adjustments to the carrying values of these securities were not material for the three and nine months ended September 30, 2019 and 2018.
Limited partnership investments
We held limited partnership investments of $319 million and $285 million as of September 30, 2019 and December 31, 2018, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. These investments are measured by using the net asset values of the underlying investments as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2019, unfunded additional commitments to be made during the next several years for these investments were not material. Gains and losses recognized on our limited partnership investments were not material for the three and nine months ended September 30, 2019 and 2018.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Raw materials	$324	$257
Work in process	1,923	1,660
Finished goods	996	1,023
Total inventories	$3,243	$2,940

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Nine months ended September 30, 2019
Beginning balance	$14,699
Addition from Nuevolution acquisition	26
Currency translation adjustment	(20)
Ending balance	$14,705

Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2019			December 31, 2018
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$12,548	$(7,978)	$4,570	$12,573	$(7,479)	$5,094
Licensing rights	3,761	(2,286)	1,475	3,772	(2,032)	1,740
Marketing-related rights	1,209	(972)	237	1,297	(1,019)	278
Research and development technology rights	1,266	(922)	344	1,148	(872)	276
Total finite-lived intangible assets	18,784	(12,158)	6,626	18,790	(11,402)	7,388
Indefinite-lived intangible assets:
In-process research and development	76	—	76	55	—	55
Total other intangible assets	$18,860	$(12,158)	$6,702	$18,845	$(11,402)	$7,443

Developed-product-technology rights consists of rights related to marketed products acquired in business combinations. Licensing rights consists primarily of contractual rights acquired in business combinations to receive future milestone, royalty and profit-sharing payments; capitalized payments to third parties for milestones related to regulatory approvals to commercialize products; and up-front payments associated with royalty obligations for marketed products. Marketing-related rights consists primarily of rights related to the sale and distribution of marketed products. Research and development (R&D) technology rights pertains to technology used in R&D that have alternative future uses. R&D technology rights include assets acquired with the Nuevolution acquisition in 2019. See Note 2, Business combinations.
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

During the three months ended September 30, 2019 and 2018, we recognized amortization associated with our finite-lived intangible assets of $318 million and $331 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized amortization associated with our finite-lived intangible assets of $948 million and $983 million, respectively. Amortization of intangible assets is included primarily in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining three months ending December 31, 2019, and the years ending December 31, 2020, 2021, 2022, 2023 and 2024, are $0.3 billion, $1.2 billion, $1.0 billion, $0.9 billion, $0.9 billion and $0.9 billion, respectively.
9. Leases
On January 1, 2019, we adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Certain required disclosures have been made on a prospective basis in accordance with the guidance of the standard. See Note 1, Summary of significant accounting policies.
We lease certain facilities and equipment related primarily to administrative, R&D and sales and marketing activities. Leases with terms of 12 months or less are expensed on a straight-line basis over the term and are not recorded in the Condensed Consolidated Balance Sheets.
Most leases include one or more options to renew, with renewal terms that may extend the lease term up to seven years. The exercise of lease renewal options is at our sole discretion. In addition, some of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements neither contain residual value guarantees nor impose significant restrictions or covenants. We sublease certain real estate to third parties. Our sublease portfolio consists of operating leases from former R&D and administrative space.
The following table summarizes information related to our leases, all of which are classified as operating, included in our Condensed Consolidated Balance Sheets (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2019
Assets:
Other assets	$422
Liabilities:
Accrued liabilities	$135
Other noncurrent liabilities	351
Total lease liabilities	$486
The components of net lease costs were as follows (in millions):

Lease costs	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating(1)	$50	$149
Sublease income	(8)	(25)
Total net lease costs	$42	$124
____________

(1)	Includes short-term leases and variable lease costs, which were not material for the three and nine months ended September 30, 2019.

Maturities of lease liabilities as of September 30, 2019, were as follows (in millions):

Maturity dates	Operating leases
Remaining three months ending December 31, 2019	$31
2020	157
2021	137
2022	77
2023	65
Thereafter	55
Total lease payments(1)	522
Less imputed interest	(36)
Present value of lease liabilities	$486
____________

(1)	Includes future rental commitments for abandoned leases of $189 million. We expect to receive total future rental income of $149 million related to noncancelable subleases for abandoned facilities.
The weighted-average remaining lease term and weighted-average discount rate of our leases were four years and 3.31%, respectively, as of September 30, 2019.
Cash and noncash information related to our leases was as follows (in millions):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42	$115
ROU assets obtained in exchange for lease obligations:
Operating leases	$29	$83

10. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2019	December 31, 2018
5.70% notes due 2019 (5.70% 2019 Notes)	$—	$1,000
1.90% notes due 2019 (1.90% 2019 Notes)	—	700
Floating Rate Notes due 2019	—	550
2.20% notes due 2019 (2.20% 2019 Notes)	—	1,400
2.125% €675 million notes due 2019 (2.125% 2019 euro Notes)	—	774
4.50% notes due 2020 (4.50% 2020 Notes)	300	300
2.125% notes due 2020 (2.125% 2020 Notes)	750	750
Floating Rate Notes due 2020	300	300
2.20% notes due 2020 (2.20% 2020 Notes)	700	700
3.45% notes due 2020 (3.45% 2020 Notes)	900	900
4.10% notes due 2021 (4.10% 2021 Notes)	1,000	1,000
1.85% notes due 2021 (1.85% 2021 Notes)	750	750
3.875% notes due 2021 (3.875% 2021 Notes)	1,750	1,750
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	1,362	1,433
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
2.65% notes due 2022 (2.65% 2022 Notes)	1,500	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	702	713
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	817	860
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	584	606
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	860	893
6.375% notes due 2037 (6.375% 2037 Notes)	552	552
6.90% notes due 2038 (6.90% 2038 Notes)	291	291
6.40% notes due 2039 (6.40% 2039 Notes)	466	466
5.75% notes due 2040 (5.75% 2040 Notes)	412	412
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	974	974
5.65% notes due 2042 (5.65% 2042 Notes)	487	487
5.375% notes due 2043 (5.375% 2043 Notes)	261	261
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(874)	(896)
Fair value adjustments	391	(53)
Total carrying value of debt	29,791	33,929
Less current portion	(2,049)	(4,419)
Total long-term debt	$27,742	$29,510

There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes and the 4.663% 2051 Notes, which have effective interest rates of 6.3% and 5.6%, respectively.

11. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2019		2018
	Shares	Dollars	Shares *	Dollars
First quarter	15.9	$3,031	56.4	$10,787
Second quarter	13.1	2,349	18.2	3,190
Third quarter	6.2	1,170	8.7	1,713
Total stock repurchases	35.2	$6,550	83.4	$15,690

* Total shares do not add due to rounding.
In May 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $5.0 billion. As of September 30, 2019, $3.6 billion of authorization remained available under our stock repurchase program.
Dividends
In August 2019, March 2019 and December 2018, the Board of Directors declared quarterly cash dividends of $1.45 per share, which were paid in September 2019, June 2019 and March 2019, respectively. In October 2019, the Board of Directors declared a quarterly cash dividend of $1.45 per share, which will be paid on December 6, 2019.
Accumulated other comprehensive income (loss)
The components of Accumulated other comprehensive income (loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2018	$(670)	$241	$(338)	$(2)	$(769)
Foreign currency translation adjustments	(13)	—	—	—	(13)
Unrealized gains	—	30	218	—	248
Reclassification adjustments to income	—	28	4	—	32
Income taxes	—	(13)	(1)	—	(14)
Balance as of March 31, 2019	(683)	286	(117)	(2)	(516)
Foreign currency translation adjustments	(4)	—	—	—	(4)
Unrealized (losses) gains	—	(96)	161	—	65
Reclassification adjustments to income	—	(36)	2	—	(34)
Other	—	—	—	6	6
Income taxes	—	28	(10)	—	18
Balance as of June 30, 2019	(687)	182	36	4	(465)
Foreign currency translation adjustments	(39)	—	—	—	(39)
Unrealized gains	—	71	35	—	106
Reclassification adjustments to income	—	38	3	—	41
Income taxes	—	(23)	(8)	—	(31)
Balance as of September 30, 2019	$(726)	$268	$66	$4	$(388)

Reclassifications out of AOCI and into earnings were as follows (in millions):

	Three months ended September 30,
Components of AOCI	2019	2018	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$26	$3	Product sales
Cross-currency swap contract losses	(64)	(36)	Interest and other income, net
	(38)	(33)	Income before income taxes
	8	7	Provision for income taxes
	$(30)	$(26)	Net income
Available-for-sale securities:
Net realized losses	$(3)	$(103)	Interest and other income, net
	—	1	Provision for income taxes
	$(3)	$(102)	Net income

	Nine months ended September 30,
Components of AOCI	2019	2018	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$62	$(51)	Product sales
Cross-currency swap contract losses	(92)	(170)	Interest and other income, net
	(30)	(221)	Income before income taxes
	6	47	Provision for income taxes
	$(24)	$(174)	Net income
Available-for-sale securities:
Net realized losses	$(9)	$(352)	Interest and other income, net
	—	3	Provision for income taxes
	$(9)	$(349)	Net income

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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2019, using:				Total
Assets:
Interest-bearing securities:
U.S. Treasury notes	$1,167	$—	$—	$1,167
U.S. Treasury bills	2,494	—	—	2,494
Other government-related debt securities:
U.S.	—	—	—	—
Foreign and other	—	925	—	925
Corporate debt securities:
Financial	—	2,140	—	2,140
Industrial	—	2,025	—	2,025
Other	—	537	—	537
Residential-mortgage-backed securities	—	516	—	516
Other mortgage- and asset-backed securities	—	43	—	43
Money market mutual funds	8,017	—	—	8,017
Other short-term interest-bearing securities	—	2,363	—	2,363
Equity securities	277	—	—	277
Derivatives:
Foreign currency contracts	—	339	—	339
Cross-currency swap contracts	—	12	—	12
Interest rate swap contracts	—	354	—	354
Total assets	$11,955	$9,254	$—	$21,209

Liabilities:
Derivatives:
Foreign currency contracts	$—	$6	$—	$6
Cross-currency swap contracts	—	478	—	478
Contingent consideration obligations	—	—	62	62
Total liabilities	$—	$484	$62	$546

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2018, using:				Total
Assets:
Interest-bearing securities:
U.S. Treasury notes	$2,663	$—	$—	$2,663
U.S. Treasury bills	8,191	—	—	8,191
Other government-related debt securities:
U.S.	—	110	—	110
Foreign and other	—	932	—	932
Corporate debt securities:
Financial	—	2,697	—	2,697
Industrial	—	2,504	—	2,504
Other	—	562	—	562
Residential-mortgage-backed securities	—	1,422	—	1,422
Other mortgage- and asset-backed securities	—	469	—	469
Money market mutual funds	5,659	—	—	5,659
Other short-term interest-bearing securities	—	3,515	—	3,515
Equity securities	176	—	—	176
Derivatives:
Foreign currency contracts	—	182	—	182
Cross-currency swap contracts	—	170	—	170
Interest rate swap contracts	—	56	—	56
Total assets	$16,689	$12,619	$—	$29,308

Liabilities:
Derivatives:
Foreign currency contracts	$—	$26	$—	$26
Cross-currency swap contracts	—	401	—	401
Interest rate swap contracts	—	149	—	149
Contingent consideration obligations	—	—	72	72
Total liabilities	$—	$576	$72	$648

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets, with no valuation adjustment.
Most of our other government-related and corporate debt securities are investment grade and have maturity dates of five years or less from the balance sheet date. Our other government-related debt securities portfolio is composed of securities with weighted-average credit ratings of BBB+ or equivalent by Standard & Poor’s Financial Services LLC (S&P), Moody’s Investors Service, Inc. (Moody’s), or Fitch Ratings, Inc. (Fitch); and our corporate debt securities portfolio has weighted-average credit ratings of A– or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry-standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly to estimate fair value. The inputs include reported trades of and broker-dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
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
Contingent consideration obligations
As a result of our business combinations, we have incurred contingent consideration obligations. The contingent consideration obligations are recorded at their fair values by using probability-adjusted discounted cash flows, and we revalue these obligations each reporting period until the related contingencies have been resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to licensing rights and product candidates acquired in business combinations, and they are reviewed quarterly by management in our R&D and commercial sales organizations. Changes in the fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income. Changes in the carrying amounts of contingent consideration obligations for the three and nine months ended September 30, 2019 and 2018, were not material.
During the three and nine months ended September 30, 2019 and 2018, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis, except with respect to the 2018 discontinuance of the internal development of a nonkey program resulting in an impairment of an IPR&D asset of $330 million, which was recognized in Other operating expenses in the Condensed Consolidated Statements of Income and included in Other items, net, in the Condensed Consolidated Statements of Cash Flows.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of September 30, 2019 and December 31, 2018, the aggregate fair values of our borrowings were $33.3 billion and $35.0 billion, respectively, and the carrying values were $29.8 billion and $33.9 billion, respectively.

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
As of September 30, 2019 and December 31, 2018, we had outstanding foreign currency forward contracts with aggregate notional amounts of $4.6 billion and $4.5 billion, respectively. As of December 31, 2018, we had outstanding foreign currency option contracts with an aggregate notional amount of $21 million and no such outstanding contracts as of September 30, 2019. We have designated these foreign currency forward and foreign currency option contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2019, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
1.25% 2022 euro Notes		€1,250	1.3%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%

During the three months ended September 30, 2019, our 2.125% 2019 euro Notes matured, and the related cross-currency swaps were settled.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the nine months ended September 30, 2019, and amounts expected to be recognized during the subsequent 12 months are not material.

The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2019	2018	2019	2018
Foreign currency contracts	$176	$41	$245	$233
Cross-currency swap contracts	(105)	(22)	(240)	(99)
Total unrealized gains	$71	$19	$5	$134

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of September 30, 2019 and December 31, 2018, we had interest rate swap contracts with aggregate notional amounts of $9.55 billion and $10.95 billion, respectively, that hedge certain portions of our long-term debt issuances.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Current portion of long-term debt	$—	$2,396	$—	$(3)
Long-term debt	$9,811	$9,361	$391	$(50)
____________

(1)
Current portion of long-term debt includes $1.0 billion of carrying value with discontinued hedging relationships as of December 31, 2018. Long-term debt includes $136 million and $137 million of carrying value with discontinued hedging relationships as of September 30, 2019 and December 31, 2018, respectively.

(2)
Current portion of long-term debt includes $3 million of hedging adjustments on discontinued hedging relationships as of December 31, 2018. Long-term debt includes $36 million and $37 million of hedging adjustments on discontinued hedging relationships as of September 30, 2019 and December 31, 2018, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,463	$114	$(313)	$16,323	$517	$(988)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$26	$—	$—	$62	$—	$—
Cross-currency swap contracts	$—	$(64)	$—	$—	$(92)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(96)	$—	$—	$(444)
Derivatives designated as hedging instruments	$—	$—	$96	$—	$—	$447

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,510	$126	$(355)	$16,532	$519	$(1,040)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$3	$—	$—	$(51)	$—	$—
Cross-currency swap contracts	$—	$(36)	$—	$—	$(170)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$48	$—	$—	$278
Derivatives designated as hedging instruments	$—	$—	$(44)	$—	$—	$(259)
__________

(1)
Gains (losses) on hedged items do not completely offset (losses) gains on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships.

No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2019, we expected to reclassify $97 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2019 and December 31, 2018, the total notional amounts of these foreign currency forward contracts were $857 million and $737 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2019 and 2018.

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2019	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$339	Accrued liabilities/ Other noncurrent liabilities	$6
Cross-currency swap contracts	Other current assets/ Other assets	12	Accrued liabilities/ Other noncurrent liabilities	478
Interest rate swap contracts	Other current assets/ Other assets	354	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		705		484
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$705		$484

	Derivative assets		Derivative liabilities
December 31, 2018	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$181	Accrued liabilities/ Other noncurrent liabilities	$26
Cross-currency swap contracts	Other current assets/ Other assets	170	Accrued liabilities/ Other noncurrent liabilities	401
Interest rate swap contracts	Other current assets/ Other assets	56	Accrued liabilities/ Other noncurrent liabilities	149
Total derivatives designated as hedging instruments		407		576
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1		—
Total derivatives		$408		$576

Our derivative contracts that were in liability positions as of September 30, 2019, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right but not the obligation to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

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
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which, in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Novartis Breach of Contract Action
On September 17, 2019 and October 8, 2019, Novartis Pharma AG and Amgen, respectively, each filed its motion for judgment on the pleadings.
Sensipar® (cinacalcet) Litigation
Cipla Ltd. v. Amgen Inc.
On October 15, 2019, Amgen moved to dismiss Cipla Limited and Cipla USA, Inc.’s (collectively, Cipla) antitrust and fraud claims brought in the U.S. District Court for the District of Delaware (the Delaware District Court) for lack of standing and failure to state a claim.
Abbreviated New Drug Application (ANDA) Patent Litigation
Amgen Inc. v. Amneal Pharmaceuticals LLC, et al. Consolidated Case
As previously disclosed, (i) Amgen appealed the Delaware District Court’s judgment of noninfringement of Amgen’s U.S. Patent No. 9,375,405 (the ’405 Patent) in favor of Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal), and Piramal Healthcare UK Limited (Piramal), and (ii) Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Ltd. (collectively, Zydus) appealed the Delaware District Court’s judgment of infringement by Zydus of Amgen’s ’405 Patent. On October 1, 2019, oral arguments for these appeals were held before the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court).

- v. Cipla, et al.
As previously disclosed, Amgen filed a motion requesting the Federal Circuit Court to vacate the Delaware District Court’s judgment of noninfringement of Amgen’s ’405 Patent with respect to Watson Laboratories, Inc. and Actavis Pharma, Inc. Cipla filed an opposition to this motion and moved to participate in the appeal as either an intervenor or as amicus curiae. On September 13, 2019, the Federal Circuit Court denied Amgen’s motion, lifted the stay of the briefing schedule which had been stayed pending disposition of Amgen’s motion to vacate, and granted Cipla permission to file a brief as amicus curiae.
- v. Sun Pharmaceutical Industries Ltd., et al.
On September 18, 2019, the Delaware District Court denied the motion filed by Sun Pharma Global FZE, Sun Pharmaceutical Industries, Ltd. and Sun Pharmaceutical Industries, Inc. (collectively, Sun), rejecting Sun’s contention that its settlement agreement with Amgen permitted Sun’s generic cinacalcet to enter the market without liability.
Amgen Inc. v. The ACME Laboratories Ltd.
On September 11, 2019, Amgen filed a lawsuit in the Delaware District Court against The ACME Laboratories Ltd. for infringement of Amgen’s ’405 Patent.
Amgen Inc. v. Accord Healthcare, Inc.
On October 21, 2019, based on a joint request of the parties, the Delaware District Court entered judgment of infringement and validity of Amgen’s ’405 Patent and an injunction prohibiting the manufacture, use, sale, offer to sell, or importation into the United States of Accord Healthcare, Inc.’s cinacalcet product during the term of the ’405 Patent unless specifically authorized pursuant to the confidential settlement agreement.
Sensipar® Antitrust Class Actions
On July 31, 2019, the multidistrict litigation panel entered an order consolidating in the Delaware District Court the four class action lawsuits brought by plaintiffs on behalf of a putative class of direct or indirect purchasers of Sensipar® against Amgen and various entities affiliated with Teva Pharmaceutical Industries Ltd. On September 13, 2019, the plaintiffs filed amended complaints, and on October 15, 2019, Amgen filed its motion to dismiss both the direct purchaser plaintiffs’ consolidated class action complaint and the indirect purchaser end payor plaintiffs’ complaint.
Repatha® (evolocumab) Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
On August 28, 2019, the Delaware District Court ruled on the post-trial motions by Sanofi, Sanofi-Aventis U.S. LLC, Aventisub LLC (formerly doing business as Aventis Pharmaceuticals Inc.) and Regeneron Pharmaceuticals, Inc., denying their request for a new trial and their request to reverse the jury verdict that U.S. Patent Nos. 8,829,165 (the ’165 Patent) and 8,859,741 (the ’741 Patent) provide written description support for the claimed inventions. The Delaware District Court also ruled as a matter of law that claims 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent are invalid for failing to meet the enablement requirement, overturning the jury verdict. On October 23, 2019, Amgen filed a notice of appeal to the Federal Circuit Court.
Patent Disputes in the International Region
The European Patent Office’s decision on November 30, 2018 confirming the validity of Amgen’s European Patent No. 2,215,124 has been appealed to the Technical Board of Appeal and a two-day hearing is scheduled to begin on March 24, 2020.
We are also involved in and expect future involvement in additional disputes regarding our proprotein convertase subtilisin/kexin type 9 (PCSK9) patents in other jurisdictions and regions, including matters filed against us and that we have filed in the United Kingdom, Germany, France and Japan.
ENBREL (etanercept) Patent Litigation
Immunex Corporation, et al. v. Samsung Bioepis Co., Ltd.
On August 5, 2019, defendant Samsung Bioepis Co., Ltd. responded to the complaint by Immunex Corporation (Immunex, a wholly-owned subsidiary of Amgen Inc.), Amgen Manufacturing, Limited (AML) and Hoffmann-La Roche Inc., denying infringement and seeking judgment that the patents-in-suit are invalid, unenforceable, and/or not infringed.

Immunex Corporation, et al. v. Sandoz Inc., et al.
On August 9, 2019, the U.S. District Court for the District of New Jersey (the New Jersey District Court) issued its decision upholding the validity of U.S. Patent Nos. 8,063,182 and 8,163,522. On October 8, 2019, by stipulation of Immunex and AML, and Sandoz Inc., Sandoz International GmbH and Sandoz GmbH (collectively, Sandoz), the New Jersey District Court entered final judgment and a permanent injunction prohibiting Sandoz from making, using, importing, selling or offering for sale Sandoz’s etanercept product, and, on the same day, Sandoz appealed the final judgment to the Federal Circuit Court.
NEUPOGEN® (filgrastim) / Neulasta® (pegfilgrastim) Patent Litigation
Amgen Inc., et al. v. Apotex Inc., et al.
On August 27, 2019, the U.S. District Court for the Southern District of Florida granted an unopposed motion to substitute Accord BioPharma in place of defendants Apotex Inc. and Apotex Corp.
In a separate challenge at the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (PTAB), on October 4, 2019, the PTAB granted judgment adverse to Apotex Biologics, LLC, Apotex Inc., and Apotex Corp. in post-grant review proceeding on Amgen’s U.S. Patent No. 9,856,287 (the ’287 Patent). The review proceedings continue with Kashiv Biosciences, LLC (Kashiv) as the sole petitioner.
Amgen Inc., et al. v. Kashiv Biosciences, LLC, et al.
On September 16, 2019, the New Jersey District Court entered Amgen and Kashiv’s stipulation to dismiss without prejudice the causes of action directed solely to U.S. Patent No. 8,952,138 (the ’138 Patent), in light of the PTAB’s May 20, 2019 amended final written decision finding that claim 18 of the ’138 Patent was obvious.
In a separate challenge by Kashiv at the PTAB, on September 11, 2019, the PTAB instituted the inter partes review (IPR) of Amgen’s U.S. Patent Nos. 8,940,878 and 9,643,997 (the ‘997 Patent).
Amgen Inc., et al. v. Mylan Inc., et al.
The District Court for the Western District of Pennsylvania entered judgment of noninfringement of Amgen’s U.S. Patent No. 8,273,707 and the ’997 Patent on August 21, 2019, and September 17, 2019, respectively, based on a joint request of Amgen and Mylan Inc., Mylan Pharmaceuticals Inc., Mylan GmbH, and Mylan N.V., resolving the patent disputes that had been the subject of the lawsuit.
Amgen Inc., et al. v. Sandoz Inc., et al.
On September 3, 2019, the Federal Circuit Court denied Amgen’s petition for rehearing en banc in the consolidated appeal and reissued its opinion with amendment, but without disturbing its affirmance of grant of summary judgment of noninfringement in favor of Sandoz by the U.S. District Court for the Northern District of California.
Amgen Inc., et al. v. Tanvex BioPharma USA, Inc., et al.
On September 23, 2019, defendants Tanvex BioPharma USA, Inc., Tanvex BioPharma, Inc., and Tanvex Biologics Corporation responded to Amgen’s complaint, denying infringement and seeking judgment of noninfringement and invalidity of Amgen’s ’287 Patent.
Fresenius PTAB Challenge
On October 16, 2019, the PTAB denied the petition by Fresenius Kabi USA, LLC and Fresenius Kabi SwissBiosim GmbH to institute the IPR with respect to the patentability of Amgen’s ’287 Patent.
Hospira EPOGEN® (epoetin alfa) Patent Litigation
Amgen Inc., et al. v. Hospira, Inc.
On September 30, 2019, the Federal Circuit Court heard argument on the appeal by Hospira, Inc. (Hospira), a subsidiary of Pfizer, and the cross-appeal by Amgen and AML, of the Delaware District Court’s final judgment that Amgen’s U.S. Patent No. 5,856,298 is valid and infringed by Hospira, that Amgen’s U.S. Patent No. 5,756,349 is not infringed by Hospira, and awarding Amgen $70 million in damages for Hospira’s infringement.

Litigation relating to our Biosimilar Products
KANJINTITM* (trastuzumab-anns) Patent Litigation
Genentech, Inc. v. Amgen Inc.
As previously disclosed, Genentech, Inc. (Genentech) appealed the Delaware District Court’s denial of Genentech’s motion for a preliminary injunction and requested the Federal Circuit Court to enter an injunction prohibiting Amgen from continuing with its launch of KANJINTITM until final resolution of the appeal. On August 7, 2019, the Federal Circuit Court denied Genentech’s motion for an injunction pending appeal.
On September 4, 2019, Genentech filed its third amended complaint adding a demand for a jury trial and an award of damages for infringement. On September 23, 2019, the Delaware District Court ordered a stipulated dismissal with prejudice of all claims for infringement of certain asserted patents, leaving four patents asserted by Genentech in the litigation. On September 24, 2019, Amgen filed its answer to Genentech’s third amended complaint denying infringement of any valid patent claim. On September 26, 2019, the Delaware District Court ordered that a 5-day jury trial on the patent issues commence on December 9, 2019, and the trial on damages (and therefore willfulness) be tried separately at a later date, if necessary.
MVASITM (bevacizumab-awwb) Patent Litigation
Genentech, Inc. and City of Hope v. Immunex Rhode Island Corp. and Amgen Inc.
On August 16, 2019, the Federal Circuit Court denied Genentech’s motion requesting the Federal Circuit Court enter an injunction prohibiting Amgen from marketing MVASITM until final resolution of Genentech’s appeal.
Genentech, Inc. and City of Hope v. Amgen Inc.
On August 22, 2019 and October 29, 2019, by stipulation of the parties, the Delaware District Court entered judgment of noninfringement, in each instance, with respect to one of the patents asserted in the consolidated lawsuit, leaving a total of six remaining patents asserted by Genentech in the litigation.
Humira® Biosimilar Antitrust Class Actions
As previously disclosed, twelve purported class actions against Amgen, along with AbbVie Inc. and AbbVie Biotechnology Ltd. were filed in the U.S. District Court for the Northern District of Illinois (the Illinois Northern District Court). On August 9, 2019, the plaintiffs filed their consolidated complaint in the Illinois Northern District Court. On October 11, 2019, the defendants filed a joint motion to dismiss the consolidated complaint (as well as brief individual motions), challenging the legal sufficiency of the plaintiffs’ allegations to state any claim for relief under the law. No argument date has been set and plaintiffs’ response to the motions is due on November 19, 2019.
* Registered in the U.S.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Our principal products—those with the most significant annual commercial sales—are ENBREL, Neulasta®, Prolia®, XGEVA®, Aranesp®, KYPROLIS®, EPOGEN® and Sensipar®/Mimpara®. We also market a number of other products, including Nplate® (romiplostim), Vectibix® (panitumumab), Repatha®, Parsabiv® (etelcalcetide), BLINCYTO® (blinatumomab), Aimovig® (erenumab-aooe), NEUPOGEN®, AMGEVITATM (adalimumab-atto), KANJINTITM, EVENITY® (romosozumab-aqqg), IMLYGIC® (talimogene laherparepvec), MVASITM and Corlanor® (ivabradine).
Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2019. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019.
Products/Pipeline
Oncology/Hematology
KYPROLIS®

•
In September 2019, we announced that the phase 3 CANDOR (Carfilzomib, Daratumumab and Dexamethasone for Patients With Relapsed and/or Refractory Multiple Myeloma) study evaluating KYPROLIS® in combination with dexamethasone and DARZALEX® (daratumumab) compared to KYPROLIS® and dexamethasone alone met its primary endpoint of progression-free survival.

Inflammation
ENBREL

•
In August 2019, we announced that the U.S. District Court for the District of New Jersey ruled in Amgen’s favor on validity of the two patents that describe and claim ENBREL and methods for making it. See Note 14, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Bone health
EVENITY®

•
In October 2019, we and UCB announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency (EMA) has adopted a positive opinion recommending Marketing Authorization for EVENITY® for the treatment of severe osteoporosis in postmenopausal women at high risk of fracture and with no history of myocardial infarction or stroke.

Biosimilars
ABP 798 (biosimilar rituximab)

•
In August 2019, we and Allergan plc announced positive top-line results from a comparative clinical study evaluating the efficacy and safety of ABP 798, a biosimilar candidate to Rituxan® (rituximab), compared to Rituxan® in patients with CD20-positive B-cell non-Hodgkin’s lymphoma. The primary endpoint, an assessment of overall response rate by week 28, was within the prespecified margin for ABP 798 compared to Rituxan®, showing clinical equivalence. Safety and immunogenicity of ABP 798 were comparable to Rituxan®.

Acquisition

•
In August 2019, we announced that we had entered into an agreement with Celgene in connection with Celgene’s previously announced merger with BMS to acquire worldwide rights to Otezla®, the only oral, nonbiologic treatment for psoriasis and psoriatic arthritis, and certain related assets and liabilities for $13.4 billion in cash. The transaction is expected to close by the end of 2019.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Product sales
U.S.	$4,029	$4,260	(5)%	$12,162	$12,774	(5)%
ROW	1,434	1,250	15%	4,161	3,758	11%
Total product sales	5,463	5,510	(1)%	16,323	16,532	(1)%
Other revenues	274	394	(30)%	842	985	(15)%
Total revenues	$5,737	$5,904	(3)%	$17,165	$17,517	(2)%
Operating expenses	$3,261	$3,581	(9)%	$9,539	$9,636	(1)%
Operating income	$2,476	$2,323	7%	$7,626	$7,881	(3)%
Net income	$1,968	$1,859	6%	$6,139	$6,466	(5)%
Diluted EPS	$3.27	$2.86	14%	$10.01	$9.61	4%
Diluted shares	602	649	(7)%	613	673	(9)%
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

Total product sales decreased for the three and nine months ended September 30, 2019, driven primarily by a decline in net selling price, offset partially by higher unit demand. For the remainder of 2019, we continue to expect a lower net selling price compared with 2018.
Other revenues decreased for the three and nine months ended September 30, 2019, driven primarily by lower milestone payments, offset partially by higher royalties.
Operating expenses decreased for the three and nine months ended September 30, 2019 and 2018, driven primarily by the favorable change resulting from an impairment charge associated with a nonkey IPR&D asset in the third quarter of 2018. The decrease in the nine months ended September 30, 2019, was offset partially by increased R&D expenses.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three and nine months ended September 30, 2019 and 2018.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
ENBREL	$1,366	$1,292	6%	$3,880	$3,699	5%
Neulasta®	711	1,051	(32)%	2,556	3,306	(23)%
Prolia®	630	532	18%	1,920	1,636	17%
XGEVA®	476	433	10%	1,446	1,330	9%
Aranesp®	452	477	(5)%	1,302	1,403	(7)%
KYPROLIS®	266	232	15%	778	717	9%
EPOGEN®	215	252	(15)%	657	746	(12)%
Sensipar®/Mimpara®	109	409	(73)%	444	1,326	(67)%
Other products	1,238	832	49%	3,340	2,369	41%
Total product sales	$5,463	$5,510	(1)%	$16,323	$16,532	(1)%
Future sales of our products will depend in part on the factors discussed below and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2018: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, in (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Product Sales, and (ii) Part II, Item 1A. Risk Factors.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
ENBREL — U.S.	$1,323	$1,242	7%	$3,744	$3,544	6%
ENBREL — Canada	43	50	(14)%	136	155	(12)%
Total ENBREL	$1,366	$1,292	6%	$3,880	$3,699	5%

The increase in ENBREL sales for the three months ended September 30, 2019, was driven primarily by an increase in net selling price and favorable impacts from changes in accounting estimates of sales deductions, offset partially by lower unit demand. The increase in ENBREL sales for the nine months ended September 30, 2019, was driven primarily by favorable impacts from changes in accounting estimates of sales deductions and an increase in net selling price, offset partially by lower unit demand and unfavorable changes in inventory. In 2019, we continue to expect lower unit demand compared with 2018.
In April 2019, the U.S. Food and Drug Administration (FDA) approved a second biosimilar version of ENBREL, and we are involved in patent litigations with the two companies seeking to market their FDA-approved biosimilar versions of ENBREL. See Note 14, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2019; Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2019. Other companies are also developing purposed biosimilar versions of ENBREL. Companies with approved biosimilar versions of ENBREL may seek to enter the U.S. market if we are not successful in our litigations, or even earlier.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Neulasta®— U.S.	$619	$897	(31)%	$2,231	$2,854	(22)%
Neulasta®— ROW	92	154	(40)%	325	452	(28)%
Total Neulasta®	$711	$1,051	(32)%	$2,556	$3,306	(23)%
The decreases in global Neulasta® sales for the three and nine months ended September 30, 2019, were driven by the impact of biosimilar competition on net selling price and unit demand. Neulasta® sales included a $98 million order from the U.S. government in the first quarter of 2019.
Biosimilar versions of Neulasta® have been approved and launched, and other biosimilar versions may also receive approval in the near future. Therefore, we face increased competition in the United States and Europe, which has had and will continue to have a material adverse impact on sales of Neulasta®. For a discussion of ongoing patent litigations related to these and other biosimilars, see Note 14, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2019; Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Prolia® — U.S.	$425	$354	20%	$1,273	$1,070	19%
Prolia® — ROW	205	178	15%	647	566	14%
Total Prolia®	$630	$532	18%	$1,920	$1,636	17%
The increases in global Prolia® sales for the three and nine months ended September 30, 2019, were driven by higher unit demand. Prolia®, which has a six-month dosing interval, has exhibited a historical sales pattern, with the first and third quarters of a year representing lower sales than the second and fourth quarters of a year.

XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
XGEVA® — U.S.	$356	$323	10%	$1,091	$994	10%
XGEVA® — ROW	120	110	9%	355	336	6%
Total XGEVA®	$476	$433	10%	$1,446	$1,330	9%
The increases in global XGEVA® sales for the three and nine months ended September 30, 2019, were driven primarily by higher unit demand.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Aranesp® — U.S.	$204	$248	(18)%	$578	$714	(19)%
Aranesp® — ROW	248	229	8%	724	689	5%
Total Aranesp®	$452	$477	(5)%	$1,302	$1,403	(7)%
The decreases in global Aranesp® sales for the three and nine months ended September 30, 2019, were driven primarily by the impact of competition on unit demand in the United States.
Aranesp® faces competition from a long-acting erythropoiesis-stimulating agent. Aranesp® also faces competition from a biosimilar version of EPOGEN®. Other biosimilar versions of EPOGEN® may also receive approval in the future. In 2019, sales in the United States have declined, and we expect them to continue to decline at a faster rate than in 2018 due to short- and long-acting competition.
KYPROLIS®
Total KYPROLIS® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30, 2019			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
KYPROLIS® — U.S.	$163	$142	15%	$483	$430	12%
KYPROLIS® — ROW	103	90	14%	295	287	3%
Total KYPROLIS®	$266	$232	15%	$778	$717	9%
The increases in global KYPROLIS® sales for the three and nine months ended September 30, 2019, were driven primarily by higher unit demand.
We are engaged in litigation with two related companies that are challenging our material patents related to KYPROLIS® and are seeking to market generic carfilzomib products. Under the Hatch-Waxman Act, FDA approval of the ANDA at issue is stayed until at least January 20, 2020 (although the stay may be lifted in connection with a court order or in certain other instances permitted under the statute). Separately, we have entered into confidential settlement agreements with other companies developing generic carfilzomib products, and the court has entered consent judgments enjoining those companies from infringing certain of our patents, subject to terms of the confidential settlement agreements. See Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. The FDA has reported that it has tentatively approved ANDAs filed by two companies for generic carfilzomib products. The date of final approval of those ANDAs is governed by the Hatch-Waxman Act and any applicable settlement agreements between the parties.

EPOGEN®
Total EPOGEN® sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
EPOGEN® — U.S.	$215	$252	(15)%	$657	$746	(12)%
The decreases in EPOGEN® sales for the three and nine months ended September 30, 2019, were driven primarily by a decline in net selling price due to our contract with DaVita Inc. (DaVita). In 2019, we continue to expect a lower net selling price compared with 2018 due to our contract with DaVita.
A biosimilar version of EPOGEN® has been approved and launched, and other biosimilar versions may also receive approval in the future. Therefore, we face increased competition in the United States, which has had and will continue to have a material adverse impact on sales of EPOGEN®. For a discussion of ongoing patent litigation related to one of these biosimilars, see Note 14, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, and Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.
Sensipar®/Mimpara®
Total Sensipar®/Mimpara® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Sensipar® — U.S.	$38	$330	(88)%	$216	$1,069	(80)%
Sensipar®/Mimpara® — ROW	71	79	(10)%	228	257	(11)%
Total Sensipar®/Mimpara®	$109	$409	(73)%	$444	$1,326	(67)%
The decreases in global Sensipar®/Mimpara® sales for the three and nine months ended September 30, 2019, were driven by the impact of at-risk launches by generic competitors on unit demand.
Our U.S. composition-of-matter patent related to Sensipar®, a small molecule, expired in March 2018. We are involved in litigation with a number of companies seeking to market generic cinacalcet products surrounding our U.S. formulation patent, which expires in September 2026. Separately, we have entered into confidential settlement agreements with other companies developing generic cinacalcet products, and the court has entered consent judgments enjoining those companies from infringing certain of our patents, subject to terms of the confidential settlement agreements. See Note 14, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended September 30, 2019; Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019. Certain companies manufacturing generics began selling their generic cinacalcet products in the United States in late 2018 and 2019, and some of this generic product remains commercially available in the United States from third-party distributors. Sensipar® sales have been and we believe may continue to be adversely impacted as a result of generic-product sales in the U.S. market.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Nplate®— U.S.	$119	$107	11%	$355	$326	9%
Nplate®— ROW	76	70	9%	230	209	10%
Vectibix®— U.S.	79	71	11%	236	214	10%
Vectibix®— ROW	117	110	6%	326	309	6%
Repatha®— U.S.	85	72	18%	259	254	2%
Repatha®— ROW	83	48	73%	202	137	47%
Parsabiv® — U.S.	137	92	49%	394	194	*
Parsabiv® — ROW	20	10	100%	57	22	*
Biosimilars — U.S.	81	—	*	81	—	*
Biosimilars — ROW	92	19	*	229	21	*
BLINCYTO® — U.S.	47	33	42%	126	97	30%
BLINCYTO® — ROW	38	25	52%	106	70	51%
Aimovig® — U.S.	66	22	*	208	24	*
NEUPOGEN®— U.S.	32	52	(38)%	137	180	(24)%
NEUPOGEN®— ROW	22	33	(33)%	65	110	(41)%
EVENITY® — U.S.	12	—	*	15	—	*
EVENITY®— ROW	47	—	*	89	—	*
Other — U.S.	28	23	22%	78	64	22%
Other — ROW	57	45	27%	147	138	7%
Total other products	$1,238	$832	49%	$3,340	$2,369	41%
Total U.S. — other products	$686	$472	45%	$1,889	$1,353	40%
Total ROW — other products	552	360	53%	1,451	1,016	43%
Total other products	$1,238	$832	49%	$3,340	$2,369	41%
* Change in excess of 100%.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Operating expenses:
Cost of sales	$1,036	$1,037	—%	$3,103	$3,005	3%
% of product sales	19.0%	18.8%		19.0%	18.2%
% of total revenues	18.1%	17.6%		18.1%	17.2%
Research and development	$1,001	$926	8%	$2,804	$2,555	10%
% of product sales	18.3%	16.8%		17.2%	15.5%
% of total revenues	17.4%	15.7%		16.3%	14.6%
Selling, general and administrative	$1,223	$1,293	(5)%	$3,637	$3,773	(4)%
% of product sales	22.4%	23.5%		22.3%	22.8%
% of total revenues	21.3%	21.9%		21.2%	21.5%
Other	$1	$325	(100)%	$(5)	$303	*
* Change in excess of 100%.
Cost of sales
Cost of sales increased to 18.1% of total revenues for the three months ended September 30, 2019, driven primarily by unfavorable product mix, offset partially by lower manufacturing costs.
Cost of sales increased to 18.1% of total revenues for the nine months ended September 30, 2019, driven primarily by unfavorable product mix, offset partially by lower royalties and by the benefit of Hurricane Maria insurance proceeds. In 2019, product mix will continue to negatively impact cost of sales.
Research and development
The increases in R&D expense for the three and nine months ended September 30, 2019, were driven by increased spending in research and early pipeline in support of our oncology programs, offset partially by decreased spending in support of marketed products.
Selling, general and administrative
The decrease in Selling, general and administrative expenses for the three months ended September 30, 2019, was driven primarily by lower general and administrative expenses as well as the end of certain amortization of intangible assets in 2018.
The decrease in Selling, general and administrative expenses for the nine months ended September 30, 2019, was driven primarily by lower general and administrative expenses, the end of certain amortization of intangible assets in 2018 and lower marketed product support, offset partially by investments in launch products.
Other
Other operating expenses for the three and nine months ended September 30, 2019 and 2018, include changes in the fair values of contingent consideration liabilities related to business combinations. Other operating expenses included an impairment charge of $330 million associated with a nonkey IPR&D asset in the third quarter of 2018.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest expense, net	$313	$355	$988	$1,040
Interest and other income, net	$114	$126	$517	$519
Provision for income taxes	$309	$235	$1,016	$894
Effective tax rate	13.6%	11.2%	14.2%	12.1%
Interest expense, net
The decreases in Interest expense, net, for the three and nine months ended September 30, 2019, were due primarily to a reduction in outstanding long-term debt as a result of maturities in the current year. The decrease in the year-to-date period was offset partially by higher average interest rates on variable-rate debt in the current year period compared with the prior year.
Interest and other income, net
The decreases in Interest and other income, net, for the three and nine months ended September 30, 2019, were due primarily to reduced interest income as a result of lower average cash balances and lower gains on our strategic equity investments, offset partially by reduced net losses on sales of investments in interest-bearing securities. In addition, the decrease for the nine-month period was further reduced by a gain recognized in connection with our acquisition of Kirin-Amgen, Inc., during the first quarter of 2018.
Income taxes
The increases in our effective tax rates for the three and nine months ended September 30, 2019, were due primarily to a prior-year tax benefit associated with intercompany sales under U.S. corporate tax reform.
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
See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	September 30, 2019	December 31, 2018
Cash, cash equivalents and marketable securities	$20,853	$29,304
Total assets	$59,535	$66,416
Current portion of long-term debt	$2,049	$4,419
Long-term debt	$27,742	$29,510
Stockholders’ equity	$10,927	$12,500
Cash, cash equivalents and marketable securities
We have global access to our $20.9 billion balance of cash, cash equivalents and marketable securities because we no longer reinvest the related undistributed foreign earnings indefinitely outside the United States. As a result of U.S. corporate tax reform in 2017, we recorded a repatriation tax liability on undistributed earnings generated from operations in foreign tax jurisdictions, which will be paid over eight years. The first two annual payments were made in April 2018 and April 2019, and the remaining scheduled payments total $6.2 billion. Further, the timing of settlement of the sales of certain of our securities reduced the balance of cash, cash equivalents and marketable securities as of September 30, 2019, as $1.1 billion of unsettled sales of securities were recorded in Other current assets in the Condensed Consolidated Balance Sheets. The change in composition of our portfolio to shorter duration investments during the third quarter of 2019 reflects our preparation to fund the cost of the anticipated acquisition of the worldwide rights to Otezla® (see Significant developments).
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
In August 2019, March 2019 and December 2018, the Board of Directors declared quarterly cash dividends of $1.45 per share of common stock, which were paid on September 6, 2019, June 7, 2019 and March 8, 2019, respectively, an increase of 10% over the quarterly cash dividend paid in each quarter of 2018. In October 2019, the Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock, which will be paid on December 6, 2019.
We have also returned capital to stockholders through our stock repurchase program. During the nine months ended September 30, 2019, we repurchased $6.6 billion of common stock. In May 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $5.0 billion. As of September 30, 2019, $3.6 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2019 and December 31, 2018. Our accumulated deficit is not expected to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.

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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant, which requires that we maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of September 30, 2019.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$6,636	$8,102
Net cash provided by investing activities	$11,672	$18,976
Net cash used in financing activities	$(13,838)	$(18,922)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2019, decreased compared with the same period in the prior year due to lower Net income, adjusted for noncash items, timing of payments to corporate partners and sales deductions paid to customers.
Investing
Cash provided by investing activities during the nine months ended September 30, 2019 and 2018, was due primarily to net cash inflows related to marketable securities of $12.4 billion and $19.3 billion, respectively. Higher cash inflows in the prior year reflect the cash to fund a $10.0 billion tender offer completed in 2018 to repurchase our common stock. Capital expenditures during the nine months ended September 30, 2019 and 2018, were $430 million and $513 million, respectively. We currently estimate 2019 spending on capital projects to be approximately $650 million.
Financing
Cash used in financing activities during the nine months ended September 30, 2019, was due primarily to repurchases of our common stock of $6.6 billion, repayment of debt of $4.5 billion and payment of dividends of $2.6 billion. Cash used in financing activities during the nine months ended September 30, 2018, was due primarily to repurchases of our common stock of $15.7 billion, repayment of debt of $500 million and payment of dividends of $2.7 billion. See Note 10, Financing arrangements, and Note 11, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our critical accounting policies during the nine months ended September 30, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2018, and is incorporated herein by reference. There have been no material changes during the nine months ended September 30, 2019, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Management determined that, as of September 30, 2019, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 14, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 20, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
—Changing federal coverage and reimbursement policies and practices have impacted and may continue to impact access to and sales of our products
A substantial portion of our U.S. business relies on reimbursement from U.S. federal government healthcare programs and commercial insurance plans regulated by the U.S. federal and state governments. See our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1. Business—Reimbursement. Our business has and will continue to be impacted by legislative actions changing U.S. federal reimbursement policy. For example, in February 2018, the U.S. Congress passed legislation requiring biopharmaceutical manufacturers to provide greater discounts beginning in 2019 on products dispensed to patients in the coverage gap between the initial coverage limit of Medicare Part D and the program’s catastrophic-coverage threshold, which has and will continue to reduce our net product sales relating to such patients. Additional legislative proposals have been introduced by members of Congress to overhaul provisions of the Patient Protection and Affordable Care Act to allow commercial-level reimportation of prescription medications from Canada or other countries and to enable Medicare to negotiate drug prices with biopharmaceutical manufacturers. Congressional focus on drug pricing has increased since the U.S. House of Representatives changed party control following the November 2018 election, and our industry is currently under greater scrutiny by Congress. For example, in January 2019, the chair of the House Oversight and Reform Committee sent letters to twelve different biopharmaceutical manufacturers, including Amgen, seeking documents and detailed information about such companies’ drug pricing practices. A number of other Congressional committees have also held hearings and evaluated proposed legislation on drug pricing. For example, in July 2019, the bipartisan Senate Finance Committee advanced a bill that would, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and make a number of changes to how drugs are reimbursed in Medicare Part B. In September 2019, a new drug pricing bill, H.R. 3, was introduced in the House, which, if enacted, enables direct price negotiations by the federal government on certain drugs (with the maximum price paid by Medicare capped based on an international index) and requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. We expect continued significant focus on health care and drug pricing legislation through the November 2020 U.S. presidential election and beyond.

Also, our business has been and is expected to continue to be impacted by changes in U.S. federal reimbursement policy resulting from executive actions, federal regulations, or federal demonstration projects. For example, the U.S. presidential administration’s (the Administration) drug pricing “blueprint” released in May 2018 contains an array of policy ideas intended to increase competition, improve the negotiating power of the federal government, reduce drug prices and lower patient out-of-pocket costs with the potential to significantly impact, whether individually or collectively, the biopharmaceutical industry. Such policy ideas include moving coverage and reimbursement for Medicare Part B drugs into Medicare Part D, instituting a competitive acquisition program for Part B drugs in which competing third-party vendors take on the financial risk of acquiring drugs and billing Medicare, removing the safe harbor protection under the federal anti-kickback statute for drug rebates paid to payers, and requiring the inclusion of drug price information in direct-to-consumer drug advertising.
Since the release of this blueprint, the president and/or federal agencies, including the Centers for Medicare & Medicaid Services (CMS), have announced a number of demonstration projects, recommendations and proposals to implement various elements of the drug pricing blueprint. CMS is the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces, and has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. For example, in late 2018, CMS began evaluating a pilot program referred to as the “International Price Index (IPI)” model to, among other things, initially cover fifty percent of Medicare Part B single source drugs at payment amounts more closely aligned with international drug prices, and in June 2019, Administration officials announced that the Office of Management and Budget is reviewing a draft of a proposed rule to implement the IPI model. CMS has also issued guidance to allow certain Medicare plans offered by private insurance companies to require that patients receiving Medicare Part B drugs first try a drug preferred by the plan before covering another therapy (Step Therapy) and proposing lower reimbursement rates for new Part B drugs.
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
—Changing reimbursement and pricing actions in various states may impact access to and have impacted and may continue to impact sales of our products
At the state level, government actions or ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. A number of states have adopted, and many other states have discussed and debated and are considering, new pricing actions, including proposals designed to require biopharmaceutical manufacturers to publicly report proprietary pricing information, limit price increases or to place a maximum price ceiling or cap on biopharmaceutical products. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be impacting industry pricing decisions. For example, in October 2017, California enacted a drug-pricing transparency bill that requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Oregon and Washington passed similar laws in 2019. Other states are seeking to change the way they pay for drugs for patients covered by state programs. For example, in August 2018 the Ohio Department of Medicaid ordered that all the state’s Medicaid managed care plans terminate and renegotiate contracts with Pharmacy Benefit Managers (PBMs) to eliminate PBMs billing the state more than treatments that they reimburse pharmacists for Medicaid patient prescriptions. In January 2019, California’s governor issued an executive order expanding state Medicaid coverage and directing its agencies and programs to consolidate drug purchases and to negotiate drug prices with manufacturers.

In addition, New York, Massachusetts, and Ohio have established Medicaid drug spending caps that require supplemental rebates for drugs that exceed specified spending thresholds. Additionally, some states, including Colorado, Florida, Maine and Vermont, have enacted laws, and several other states have proposed laws, to facilitate the importation of drugs from Canada. These state importation programs must first be approved by the U.S. Department of Health and Human Services under a federal statute that excludes biologics, but state and federal legislatures and agencies may seek ways to extend such measures to biologics. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.
—U.S. commercial payer actions have impacted and may continue to impact access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater portion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs). Payers have sought and have continued to seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage, particularly in treatment areas where the payer has taken the position that multiple branded products are therapeutically comparable. Payers also control costs by imposing restrictions on access to or usage of our products, such as Step Therapy or requiring that patients receive the payer’s prior authorization before covering the product, or that patients use a mail-order pharmacy or a limited network of fully-owned specialty pharmacies; payers may also choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, the burdensome administrative processes required for physicians to demonstrate or document that the patients for whom Repatha® has been prescribed meet payer utilization management criteria has limited and may continue to limit patient access to Repatha® treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha® by providing greater discounts and rebates to payers, including PBMs that administer Medicare Part D prescription drug plans. However, affordability of patient out-of-pocket co-pay cost has and may continue to limit patient use. For example, a very high percentage of Medicare patients have abandoned their Repatha® prescriptions rather than pay their co-pay payment. In late 2018 and early 2019, we introduced a set of new National Drug Codes (NDCs) to make Repatha® available at a lower list price to attempt to address affordability for patients, particularly those on Medicare. To allow payers time to make a smooth transition to the lower list price and avoid incentivizing PBMs to immediately switch patients to the other available PCSK9 inhibitor that offered them a higher overall rebate due to its higher list price, we also continued to offer Repatha® at the original list price for a period of time. Despite these net and list price reductions, some payers have and may continue to restrict patient access, change formulary coverage for Repatha®, seek further discounts or rebates or take other actions that could reduce our sales of Repatha®. Further, in the competitive PCSK9 inhibitor marketplace, many payers have not yet adopted the new NDCs we introduced for lower-list price Repatha®, including a number of PBMs that continue to cover Repatha® at the original list price in part because of the higher rebates they receive for it. These factors have and may continue to limit patient affordability and use and to negatively impact our sales of Repatha®.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. For example, in the United States, in 2018, the top three PBMs oversaw greater than two-thirds of prescription claims as well as government and commercial covered lives. The consolidation among insurers, PBMs and other payers, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other drug manufacturers and has resulted in greater price discounts, rebates and fees for other services being realized by those payers. For example, during the fourth quarter of 2018, two of the nation’s largest PBMs, Express Scripts and CVS Health, completed their combinations with major insurance companies Cigna and Aetna, respectively. Additional consolidation would further increase the leverage of such entities. Ultimately, additional discounts, rebates, coverage or plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations.
—Government and commercial payer actions outside the United States have impacted and will continue to impact access to and sales of our products
Outside the United States, we expect countries will continue to take actions to reduce their drug expenditures. See our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1. Business—Reimbursement. International reference pricing (IRP) has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can quickly and frequently change and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or that it does not meet certain cost effectiveness thresholds. For example, despite the EMA’s May 2018 approval of Repatha® for the treatment of patients with established atherosclerotic disease, reimbursement for Repatha® in France and Germany has remained limited to narrower patient populations (such as those with homozygous familial hypercholesterolemia) following national health technology assessments in mid-2018. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to physicians and other providers has impacted and may further negatively impact the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we receive for them. Such changes can and have had a material adverse effect on our product sales, business and results of operations.
Our efforts to acquire other companies or products and to integrate their operations may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions.
We seek innovation through significant investment in both internal R&D and external transactions including collaborations, partnering, alliances, licenses, joint ventures, mergers and acquisitions (acquisition activity). We have an ongoing process of evaluating such potential acquisition activity opportunities that we expect will contribute to our future growth and expand our geographic footprint, product offerings and/or our R&D pipeline. For example, in late August 2019, we announced that we entered into an agreement with Celgene to acquire worldwide rights to Otezla® and certain related assets and liabilities (see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant developments).
Acquisition activities may be subject to regulatory approvals or other requirements that are not within our control. For example, the merger between BMS and Celgene, including the required divestiture of Otezla®, is contingent upon and subject to approval by the Federal Trade Commission (FTC) via a divestiture order. Our role as the acquirer of Otezla® pursuant to that order is also subject to FTC approval. There can be no assurance that such regulatory or other approvals will be obtained or that all closing conditions required in connection with the Otezla® acquisition will be satisfied or waived, which could result in us being unable to complete the planned acquisition.
Acquisition activities are complex, time consuming and expensive, and may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may divert our management’s attention from other business issues and opportunities and restrict the full realization of the anticipated benefits of such transactions within the expected timeframe or at all. We may pay substantial amounts of cash, incur debt or issue equity securities to pay for acquisition activities, which could adversely affect our liquidity or result in dilution to our stockholders, respectively. Further, failures or difficulties in integrating or retaining new personnel or in integrating the operations of the businesses, products or assets we acquire (including related technology, commercial operations, compliance programs, manufacturing, distribution and general business operations and procedures) may affect our ability to realize the benefits of the transaction and grow our business, and may result in us incurring asset impairment or restructuring charges. These and/or other challenges may arise in connection with our planned acquisition of Otezla® or other acquisition activities, which could have a material adverse effect on our business, results of operations and stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2019, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
July 1 - 31	3,084,000	$179.11	3,084,000	$4,181,496,250
August 1 - 31	1,750,900	$194.47	1,750,900	$3,840,999,525
September 1 - 30	1,398,500	$197.74	1,398,500	$3,564,457,656
Total	6,233,400	$187.60	6,233,400
___________

(1)	Average price paid per share includes related expenses.

(2)	In May 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $5.0 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.
INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

2.2
Amendment No. 1 to the Asset Purchase Agreement, dated October 17, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on October 17, 2019 and incorporated herein by reference.)

2.3	Irrevocable Guarantee, dated August 25, 2019, by and between Amgen Inc. and Bristol-Myers Squibb Company. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

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

10.28
Letter Agreement, dated June 25, 2019, by and between Amgen Inc. and UCB Celltech (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 on July 31, 2019 and incorporated herein by reference.)

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

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Amgen Inc.
(Registrant)

Date:	October 29, 2019	By:	/S/ DAVID W. MELINE
David W. Meline
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)