Form 10-K/A
period 2019-12-31
AMGEN INC
filed 2020-02-13
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No.1 to the Annual Report on Form 10-K of Amgen Inc. (the Company) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 12, 2020 (the Original Form 10-K), is being filed for the sole purpose of inserting the conformed signature of Ernst & Young LLP, the Company’s independent auditor, which was inadvertently omitted from the Original Form 10-K.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

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

AMGEN INC.
(Registrant)

Date:	February 13, 2020	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)