Form 10-Q
period 2020-03-31
AMGEN INC
filed 2020-05-01
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 27, 2020, the registrant had 588,247,399 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Product sales	$5,894	$5,286
Other revenues	267	271
Total revenues	6,161	5,557

Operating expenses:
Cost of sales	1,513	1,055
Research and development	952	879
Selling, general and administrative	1,316	1,154
Other	25	(3)
Total operating expenses	3,806	3,085

Operating income	2,355	2,472

Interest expense, net	346	343
Interest and other income, net	11	185

Income before income taxes	2,020	2,314

Provision for income taxes	195	322

Net income	$1,825	$1,992

Earnings per share:
Basic	$3.09	$3.20
Diluted	$3.07	$3.18

Shares used in calculation of earnings per share:
Basic	590	622
Diluted	594	626

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income	$1,825	$1,992
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Losses on foreign currency translation	(52)	(13)
(Losses) gains on cash flow hedges	(61)	45
(Losses) gains on available-for-sale securities	(19)	221
Other	(2)	—
Other comprehensive (loss) income, net of taxes	(134)	253
Comprehensive income	$1,691	$2,245

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,687	$6,037
Marketable securities	325	2,874
Trade receivables, net	5,009	4,057
Inventories	3,682	3,584
Other current assets	2,110	1,888
Total current assets	18,813	18,440

Property, plant and equipment, net	4,879	4,928
Intangible assets, net	18,653	19,413
Goodwill	14,683	14,703
Other assets	4,641	2,223
Total assets	$61,669	$59,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338	$1,371
Accrued liabilities	8,649	8,511
Current portion of long-term debt	1,840	2,953
Total current liabilities	11,827	12,835

Long-term debt	30,008	26,950
Long-term deferred tax liabilities	427	606
Long-term tax liabilities	8,111	8,037
Other noncurrent liabilities	1,811	1,606

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 588.0 shares in 2020 and 591.4 shares in 2019	31,525	31,531
Accumulated deficit	(21,378)	(21,330)
Accumulated other comprehensive loss	(662)	(528)
Total stockholders’ equity	9,485	9,673
Total liabilities and stockholders’ equity	$61,669	$59,707

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	591.4	$31,531	$(21,330)	$(528)	$9,673
Cumulative effect of changes in accounting principles, net of tax	—	—	(2)	—	(2)
Net income	—	—	1,825	—	1,825
Other comprehensive loss, net of taxes	—	—	—	(134)	(134)
Dividends declared on common stock ($1.60 per share)	—	—	(938)	—	(938)
Issuance of common stock in connection with the Company’s equity award programs	0.9	10	—	—	10
Stock-based compensation expense	—	52	—	—	52
Tax impact related to employee stock-based compensation expense	—	(68)	—	—	(68)
Repurchases of common stock	(4.3)	—	(933)	—	(933)
Balance as of March 31, 2020	588.0	$31,525	$(21,378)	$(662)	$9,485

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	629.6	$31,246	$(17,977)	$(769)	$12,500
Net income	—	—	1,992	—	1,992
Other comprehensive income, net of taxes	—	—	—	253	253
Dividends declared on common stock ($1.45 per share)	—	—	(879)	—	(879)
Issuance of common stock in connection with the Company’s equity award programs	0.7	6	—	—	6
Stock-based compensation expense	—	64	—	—	64
Tax impact related to employee stock-based compensation expense	—	(73)	—	—	(73)
Repurchases of common stock	(15.9)	—	(3,031)	—	(3,031)
Balance as of March 31, 2019	614.4	$31,243	$(19,895)	$(516)	$10,832

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,825	$1,992
Depreciation, amortization and other	897	495
Deferred income taxes	(84)	(50)
Other items, net	107	24
Changes in operating assets and liabilities, net of acquisition:
Trade receivables, net	(955)	(207)
Inventories	(113)	(28)
Other assets	319	(249)
Accounts payable	(25)	(112)
Accrued income taxes, net	137	277
Long-term tax liabilities	74	100
Other liabilities	(48)	(397)
Net cash provided by operating activities	2,134	1,845
Cash flows from investing activities:
Purchases of marketable securities	(129)	(6,898)
Proceeds from sales of marketable securities	2,574	125
Proceeds from maturities of marketable securities	113	10,455
Purchases of property, plant and equipment	(142)	(116)
Purchases of equity method investments	(2,645)	(5)
Other	(1)	(6)
Net cash (used in) provided by investing activities	(230)	3,555
Cash flows from financing activities:
Net proceeds from issuance of debt	4,963	—
Repayment of debt	(3,250)	(1,000)
Repurchases of common stock	(961)	(3,032)
Dividends paid	(945)	(901)
Other	(61)	(54)
Net cash used in financing activities	(254)	(4,987)
Increase in cash and cash equivalents	1,650	413
Cash and cash equivalents at beginning of period	6,037	6,945
Cash and cash equivalents at end of period	$7,687	$7,358

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2020 and 2019, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.5 billion and $8.4 billion as of March 31, 2020 and December 31, 2019, respectively.
Equity method investments
The equity method of accounting is used for equity investments that give us the ability to exert significant influence, but not control, over an investee based on such factors as our ownership percentage, voting and other shareholder rights, board of director representation and the existence of other collaborative or business relationships. The equity method of accounting requires us to allocate the difference between the fair value of securities acquired and our proportionate share of the carrying value of the underlying assets (the basis difference) to various items and amortize such differences over their useful lives. Our share of the investees’ earnings or losses and amortization of basis differences, if any, are recorded one quarter in arrears in Interest and other income, net, in the Condensed Consolidated Statements of Income.
We record impairment losses on our equity method investments if we deem the impairment to be other-than-temporary. We deem an impairment to be other-than-temporary based on various factors including, but not limited to, the length of time the fair value is below the carrying value, volatility of the security price and our intent and ability to retain the investment to allow for a recovery in fair value.
Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. We adopted this standard as of January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity may change the reference rate without having to dedesignate the hedging relationship. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022, as a result of reference rate reform. We are currently evaluating the impact that this new standard will have on our condensed consolidated financial statements.
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
Revenues were as follows (in millions):

	Three months ended March 31,
	2020			2019
	US	ROW	Total	US	ROW	Total
Enbrel® (etanercept)	$1,117	$36	$1,153	$1,106	$45	$1,151
Prolia® (denosumab)	422	232	654	390	202	592
Neulasta® (pegfilgrastim)	534	75	609	893	128	1,021
XGEVA® (denosumab)	355	126	481	356	115	471
Otezla® (apremilast)	377	102	479	—	—	—
Aranesp® (darbepoetin alfa)	175	247	422	182	232	414
KYPROLIS® (carfilzomib)	187	93	280	154	91	245
Repatha® (evolocumab)	124	105	229	83	58	141
Other products	988	599	1,587	827	424	1,251
Total product sales(1)	$4,279	$1,615	5,894	$3,991	$1,295	5,286
Other revenues			267			271
Total revenues			$6,161			$5,557
____________

(1)	Hedging gains and losses, which are included in product sales, were not material for the three months ended March 31, 2020 and 2019.
3. Income taxes
The effective tax rates for the three months ended March 31, 2020 and 2019, were 9.7% and 13.9%, respectively.
The decrease in our effective tax rate for the three months ended March 31, 2020, was due primarily to amortization related to the Otezla® acquisition, changes in jurisdictional mix of earnings and certain favorable items in the quarter. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and are subject to tax incentive grants through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These earnings are also subject to U.S. tax at a reduced rate of 10.5%.
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

One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. As previously disclosed, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the years 2010, 2011 and 2012. The RAR proposes to make significant adjustments that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continued to propose substantial adjustments. We disagree with the proposed adjustments and calculations and are pursuing resolution with the IRS administrative appeals office, which currently has jurisdiction over the matter. If we deem necessary, we will vigorously contest the proposed adjustments through the judicial process. In addition, in April, we received draft notice of proposed adjustments (NOPAs) from the IRS for the years 2013, 2014 and 2015, which are similar to the proposed adjustments for the years 2010, 2011 and 2012 that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagree with the proposed adjustments and calculations and intend to contest them. We are also currently under examination by a number of other state and foreign tax jurisdictions.
Final resolution of these complex matters is not likely within the next 12 months and could have a material impact on our condensed consolidated financial statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments substantially greater or less than amounts accrued. We are no longer subject to U.S. federal income tax examinations for years ended on or before December 31, 2009.
During the three months ended March 31, 2020, the gross amounts of our unrecognized tax benefits (UTBs) increased $50 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2020, if recognized, would affect our effective tax rate.
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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended March 31,
	2020	2019
Income (Numerator):
Net income for basic and diluted EPS	$1,825	$1,992

Shares (Denominator):
Weighted-average shares for basic EPS	590	622
Effect of dilutive securities	4	4
Weighted-average shares for diluted EPS	594	626

Basic EPS	$3.09	$3.20
Diluted EPS	$3.07	$3.18

For the three months ended March 31, 2020 and 2019, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Collaborations
On January 2, 2020, we closed our strategic collaboration with BeiGene, Ltd. (BeiGene) to expand our oncology presence in China. Under the collaboration, BeiGene will commercialize XGEVA®, KYPROLIS® and BLINCYTO® (blinatumomab) in China, and Amgen will share profits and losses equally during the initial product-specific commercialization periods; thereafter, product rights may revert to Amgen, and Amgen will pay royalties to BeiGene on sales in China.
In addition, we will jointly develop a portion of our oncology portfolio with BeiGene sharing in global research and development (R&D) costs by providing cash and development services up to $1.25 billion. Upon regulatory approval, BeiGene will assume commercialization rights in China for a specified period, and Amgen and BeiGene will share profits equally until certain of these product rights revert to Amgen. Upon return of the product rights, Amgen will pay royalties to BeiGene on sales in China for a specified period. For product sales outside of China, Amgen will also pay BeiGene royalties.
For the three months ended March 31, 2020, costs recovered from BeiGene for oncology product candidates were $57 million and were recorded in R&D expense in the Condensed Consolidated Statements of Income. For the three months ended March 31, 2020, no profit share payments or product sales were recorded between Amgen and BeiGene. In connection with this collaboration, we acquired an ownership interest in BeiGene. See Note 6, Investments.
6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of March 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$173	$3	$—	$176
U.S. Treasury bills	900	—	—	900
Corporate debt securities:
Financial	12	—	—	12
Industrial	12	—	—	12
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	5,762	—	—	5,762
Other short-term interest-bearing securities	432	—	—	432
Total interest-bearing securities	$7,291	$3	$—	$7,294

Types of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$359	$1	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	1,108	13	—	1,121
Industrial	824	10	—	834
Other	195	3	—	198
Residential-mortgage-backed securities	181	1	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	289	—	—	289
Total interest-bearing securities	$8,206	$28	$—	$8,234

The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	March 31, 2020	December 31, 2019
Cash and cash equivalents	$6,969	$5,360
Marketable securities	325	2,874
Total interest-bearing securities	$7,294	$8,234

Cash and cash equivalents in the above table excludes bank account cash of $718 million and $677 million as of March 31, 2020 and December 31, 2019, respectively.
The fair values of interest-bearing securities by contractual maturity, except for residential-mortgage-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturities	March 31, 2020	December 31, 2019
Maturing in one year or less	$7,165	$5,629
Maturing after one year through three years	129	2,304
Maturing after three years through five years	—	119
Residential mortgage-backed securities	—	182
Total interest-bearing securities	$7,294	$8,234

For the three months ended March 31, 2020 and 2019, realized gains on interest-bearing securities were $37 million and $1 million, respectively, and realized losses on interest-bearing securities were $4 million and $5 million, respectively. Realized gains and losses on interest-bearing securities are recorded in Interest and other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
As of March 31, 2020 and December 31, 2019, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded as of March 31, 2020.
Equity securities
We held investments in equity securities with readily determinable fair values of $220 million and $303 million as of March 31, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on equity securities with readily determinable fair values, including gains and losses recognized on sales, were not material for the three months ended March 31, 2020 and 2019.
We held investments of $183 million and $176 million in equity securities without readily determinable fair values as of March 31, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Adjustments to the carrying values of these securities were not material for the three months ended March 31, 2020 and 2019.
Equity method investments
Limited partnerships
We held limited partnership investments of $331 million and $320 million as of March 31, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of March 31, 2020, unfunded additional commitments to be made for these investments during the next several years were not material. Gains and losses recognized on our limited partnership investments were not material for the three months ended March 31, 2020 and 2019.

BeiGene
On January 2, 2020, we acquired a 20.5% ownership interest in BeiGene for $2.8 billion, of which $2.6 billion was attributed to the fair value of equity securities upon closing, with the remainder attributed to prepaid R&D. Our equity investment in BeiGene is included in Other assets in the Condensed Consolidated Balance Sheets. The fair value of equity securities acquired exceeded our proportionate share of the carrying value of the underlying net assets of BeiGene by approximately $2.4 billion. This investment is accounted for by using the equity method of accounting, which requires us to identify and allocate amounts to the items that give rise to the basis difference and to amortize these items over their useful lives. This amortization, along with our share of the results of operations of BeiGene, will be recognized in Interest and other income, net, in our Condensed Consolidated Statements of Income. Recognition will occur one quarter in arrears, beginning in the second quarter of 2020. The basis difference was allocated to finite-lived intangible assets, indefinite-lived intangible assets, equity-method goodwill and related deferred taxes. The finite-lived intangible assets will be amortized over a period ranging from 8 to 15 years.
As of March 31, 2020, the carrying and fair values of our approximately 20.5% ownership interest in BeiGene totaled $2.6 billion and $2.0 billion, respectively. As of March 31, 2020, we believe the carrying value of our equity investment in BeiGene is fully recoverable. See Note 1, Summary of significant accounting policies, for factors considered in determining our conclusion. For information on a collaboration agreement we entered into with BeiGene in connection with this investment, see Note 5, Collaborations.
7. Inventories
Inventories consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Raw materials	$446	$358
Work in process	2,192	2,227
Finished goods	1,044	999
Total inventories	$3,682	$3,584

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Three months ended March 31, 2020
Beginning balance	$14,703
Currency translation adjustment	(20)
Ending balance	$14,683

Other intangible assets
Other intangible assets consisted of the following (in millions):

	March 31, 2020			December 31, 2019
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,549	$(8,876)	$16,673	$25,575	$(8,322)	$17,253
Licensing rights	3,746	(2,494)	1,252	3,761	(2,398)	1,363
Marketing-related rights	1,375	(979)	396	1,382	(965)	417
Research and development technology rights	1,269	(967)	302	1,273	(947)	326
Total finite-lived intangible assets	31,939	(13,316)	18,623	31,991	(12,632)	19,359
Indefinite-lived intangible assets:
In-process research and development	30	—	30	54	—	54
Total other intangible assets	$31,969	$(13,316)	$18,653	$32,045	$(12,632)	$19,413

Developed-product-technology rights consists of rights related to marketed products. Licensing rights consists primarily of contractual rights to receive future milestone, royalty and profit-sharing payments; capitalized payments to third parties for milestones related to regulatory approvals to commercialize products; and up-front payments associated with royalty obligations for marketed products. Marketing-related rights consists primarily of rights related to the sale and distribution of marketed products. R&D technology rights pertains to technologies used in R&D that have alternative future uses.
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
During the three months ended March 31, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $709 million and $315 million, respectively. Amortization of intangible assets is included primarily in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining nine months ending December 31, 2020, and the years ending December 31, 2021, 2022, 2023, 2024 and 2025, are $2.1 billion, $2.6 billion, $2.5 billion, $2.4 billion, $2.4 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	March 31, 2020	December 31, 2019
4.50% notes due 2020 (4.50% 2020 Notes)	$—	$300
2.125% notes due 2020 (2.125% 2020 Notes)	750	750
Floating Rate Notes due 2020	300	300
2.20% notes due 2020 (2.20% 2020 Notes)	700	700
3.45% notes due 2020 (3.45% 2020 Notes)	—	900
4.10% notes due 2021 (4.10% 2021 Notes)	—	1,000
1.85% notes due 2021 (1.85% 2021 Notes)	—	750
3.875% notes due 2021 (3.875% 2021 Notes)	1,450	1,750
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	1,379	1,402
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
2.65% notes due 2022 (2.65% 2022 Notes)	1,500	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	728	725
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	—
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	827	841
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	590	630
2.20% notes due 2027 (2.20% 2027 Notes)	750	—
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	869	928
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	—
6.375% notes due 2037 (6.375% 2037 Notes)	552	552
6.90% notes due 2038 (6.90% 2038 Notes)	291	291
6.40% notes due 2039 (6.40% 2039 Notes)	466	466
3.15% notes due 2040 (3.15% 2040 Notes)	1,250	—
5.75% notes due 2040 (5.75% 2040 Notes)	412	412
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	974	974
5.65% notes due 2042 (5.65% 2042 Notes)	487	487
5.375% notes due 2043 (5.375% 2043 Notes)	261	261
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,250	—
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(892)	(868)
Fair value adjustments	648	296
Total carrying value of debt	31,848	29,903
Less current portion	(1,840)	(2,953)
Total long-term debt	$30,008	$26,950

There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes and the 4.663% 2051 Notes, which have effective interest rates of 6.3% and 5.6%, respectively.

Debt issuances and repayments
During the three months ended March 31, 2020, we issued $5.0 billion of debt, consisting of the 1.90% 2025 Notes, the 2.20% 2027 Notes, the 2.45% 2030 Notes, the 3.15% 2040 Notes and the 3.375% 2050 Notes. In the event of a change-in-control triggering event, as defined in the terms of the notes, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, these notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a “make-whole” amount, which are defined by the terms of the notes. The notes may be redeemed without payment of make-whole amounts if redemption occurs during specified periods of time immediately prior to the maturity of the notes. Such time periods range from one month to six months prior to maturity.
A portion of the proceeds from the issuance of these notes were used to redeem the 3.45% 2020 Notes, the 4.10% 2021 Notes, the 1.85% 2021 Notes and $300 million aggregate principal amount of our 3.875% 2021 Notes. In connection with the redemption of these notes, we paid a total of $50 million in make-whole amounts plus associated accrued and unpaid interest, all of which was recognized in Interest expense, net, in the Condensed Consolidated Statements of Income during the three months ended March 31, 2020. In addition to these redemptions, the 4.50% 2020 Notes matured and were repaid during the three months ended March 31, 2020.
Interest rate swaps
In connection with the redemption of certain of the notes discussed above, associated interest rate swap contracts with an aggregate notional value of $2.2 billion were terminated. Additionally, due to historically low interest rates, during the three months ended March 31, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion that hedged the 3.625% 2024 Notes, 2.60% 2026 Notes, 4.663% 2051 Notes and portions of our 3.625% 2022 Notes and 3.125% 2025 Notes, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following termination of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 12, Derivative instruments.
The effective interest rates on notes for which we have entered into interest rate swap contracts and the related notional amounts of these contracts were as follows (dollar amounts in millions):

	March 31, 2020		December 31, 2019
Notes	Notional amounts	Effective interest rates	Notional amounts	Effective interest rates
3.45% 2020 Notes	$—	LIBOR + 1.1%	$900	LIBOR + 1.1%
4.10% 2021 Notes	—	LIBOR + 1.7%	1,000	LIBOR + 1.7%
3.875% 2021 Notes	1,450	LIBOR + 2.0%	1,750	LIBOR + 2.0%
3.625% 2022 Notes	750	LIBOR + 2.7%	750	LIBOR + 1.6%
3.625% 2024 Notes	1,400	LIBOR + 3.2%	1,400	LIBOR + 1.4%
3.125% 2025 Notes	1,000	LIBOR + 1.8%	1,000	LIBOR + 0.9%
2.60% 2026 Notes	1,250	LIBOR + 1.8%	1,250	LIBOR + 0.3%
4.663% 2051 Notes(1)	1,500	LIBOR + 2.6%	1,500	LIBOR + 0.0%
Total notional amounts	$7,350		$9,550
____________

(1)	Excludes an additional 1.5% of interest for the difference between the coupon rate paid to note holders and the fixed rate received under the interest rate swap contracts.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2020		2019
	Shares	Dollars	Shares	Dollars
First quarter	4.3	$933	15.9	$3,031

In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion. As of March 31, 2020, $5.5 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2020, the Board of Directors declared a quarterly cash dividend of $1.60 per share, which will be paid in June 2020. In December 2019, the Board of Directors declared a quarterly cash dividend of $1.60 per share, which was paid in March 2020.
Accumulated other comprehensive income (loss)
The components of Accumulated other comprehensive income (loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2019	$(718)	$175	$22	$(7)	$(528)
Foreign currency translation adjustments	(52)	—	—	—	(52)
Unrealized (losses) gains	—	(162)	8	—	(154)
Reclassification adjustments to income	—	84	(33)	—	51
Other	—	—	—	(2)	(2)
Income taxes	—	17	6	—	23
Balance as of March 31, 2020	$(770)	$114	$3	$(9)	$(662)

Reclassifications out of AOCI and into earnings were as follows (in millions):

	Three months ended March 31,
Components of AOCI	2020	2019	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$49	$14	Product sales
Cross-currency swap contract losses	(133)	(42)	Interest and other income, net
	(84)	(28)	Income before income taxes
	18	6	Provision for income taxes
	$(66)	$(22)	Net income
Available-for-sale securities:
Net realized gains (losses)	$33	$(4)	Interest and other income, net
	(7)	—	Provision for income taxes
	$26	$(4)	Net income

Three months ended March 31,

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2020, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$176	$—	$—	$176
U.S. Treasury bills	900	—	—	900
Corporate debt securities:
Financial	—	12	—	12
Industrial	—	12	—	12
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	5,762	—	—	5,762
Other short-term interest-bearing securities	—	432	—	432
Equity securities	220	—	—	220
Derivatives:
Foreign currency contracts	—	375	—	375
Cross-currency swap contracts	—	10	—	10
Interest rate swap contracts	—	89	—	89
Total assets	$7,058	$930	$—	$7,988

Liabilities:
Derivatives:
Foreign currency contracts	$—	$5	$—	$5
Cross-currency swap contracts	—	657	—	657
Interest rate swap contracts	—	23	—	23
Contingent consideration obligations	—	—	60	60
Total liabilities	$—	$685	$60	$745

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2019, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$360	$—	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	—	1,121	—	1,121
Industrial	—	834	—	834
Other	—	198	—	198
Residential-mortgage-backed securities	—	182	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	—	289	—	289
Equity securities	303	—	—	303
Derivatives:
Foreign currency contracts	—	224	—	224
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	259	—	259
Total assets	$5,913	$3,173	$—	$9,086

Liabilities:
Derivatives:
Foreign currency contracts	$—	$31	$—	$31
Cross-currency swap contracts	—	315	—	315
Interest rate swap contracts	—	—	—	—
Contingent consideration obligations	—	—	61	61
Total liabilities	$—	$346	$61	$407

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets, with no valuation adjustment.
As of March 31, 2020, our corporate debt securities are investment grade and have maturity dates of three years or less from the balance sheet date. Our corporate debt securities portfolio has weighted-average credit ratings of BBB or equivalent by Standard & Poor’s Financial Services LLC (S&P), BBB+ by Moody’s Investors Service, Inc. (Moody’s) and A– by Fitch Ratings, Inc. (Fitch). We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry-standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly to estimate fair value. The inputs include reported trades of and broker-dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
We value our other short-term interest-bearing securities at amortized cost, which approximates fair value given their near-term maturity dates.
Derivatives
All of our foreign currency forward derivative contracts have maturities of three years or less, and all are with counterparties that have minimum credit ratings of A– or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that uses an income-based industry-standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts include implied volatility measures. These inputs, when applicable, are at commonly quoted intervals. See Note 12, Derivative instruments.

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
During the three months ended March 31, 2020 and 2019, there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of March 31, 2020 and December 31, 2019, the aggregate fair values of our borrowings were $35.8 billion and $33.7 billion, respectively, and the carrying values were $31.8 billion and $29.9 billion, respectively.
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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations with regard to our international product sales, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods.
As of March 31, 2020 and December 31, 2019, we had outstanding foreign currency forward contracts with aggregate notional amounts of $4.9 billion and $5.0 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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

The notional amounts and interest rates of our cross-currency swaps as of March 31, 2020, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
1.25% 2022 euro Notes		€1,250	1.3%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%

In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the three months ended March 31, 2020, and amounts expected to be recognized during the subsequent 12 months are not material.
The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2020	2019
Foreign currency contracts	$239	$85
Cross-currency swap contracts	(401)	(55)
Total unrealized (losses) gains	$(162)	$30

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of March 31, 2020 and December 31, 2019, we had interest rate swap contracts with aggregate notional amounts of $7.4 billion and $9.6 billion, respectively, that hedge certain portions of our long-term debt issuances.
Interest rate swaps with an aggregate notional value of $2.2 billion were terminated during the three months ended March 31, 2020, in connection with the redemption of certain of our notes. The termination of these interest rate swaps resulted in a gain of $17 million recognized in Interest expense, net, in the Condensed Consolidated Statements of Income. Additionally, we terminated $5.2 billion aggregate notional amount of interest rate swaps, which resulted in the receipt of $576 million from the counterparties that was included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020. This amount will be recognized in Interest expense, net, in the Condensed Consolidated Statements of Income over the remaining life of the underlying notes. Immediately following the termination of these interest rate swap contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, for information on our interest rate swaps.
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

The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Current portion of long-term debt	$90	$903	$90	$4
Long-term debt	$7,784	$8,814	$558	$292
____________

(1)
Current portion of long-term debt includes $90 million of carrying value with discontinued hedging relationships as of March 31, 2020. Long-term debt includes $592 million and $136 million of carrying value with discontinued hedging relationships as of March 31, 2020 and December 31, 2019, respectively.

(2)
Current portion of long-term debt includes $90 million of hedging adjustments on discontinued hedging relationships as of March 31, 2020. Long-term debt includes $492 million and $36 million of hedging adjustments on discontinued hedging relationships as of March 31, 2020 and December 31, 2019, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended March 31, 2020
	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,894	$11	$(346)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$49	$—	$—
Cross-currency swap contracts	$—	$(133)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$210
Derivatives designated as hedging instruments	$—	$—	$(190)

	Three months ended March 31, 2019
	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,286	$185	$(343)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$14	$—	$—
Cross-currency swap contracts	$—	$(42)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(130)
Derivatives designated as hedging instruments	$—	$—	$133
__________

(1)
Gains (losses) on hedged items do not completely offset gains (losses) on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges where the corresponding hedged item was paid down in the period.

No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2020, we expected to reclassify $162 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of March 31, 2020 and December 31, 2019, the total notional amounts of these foreign currency forward contracts were $0.8 billion and $1.2 billion, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three months ended March 31, 2020 and 2019.

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2020	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$375	Accrued liabilities/ Other noncurrent liabilities	$5
Cross-currency swap contracts	Other current assets/ Other assets	10	Accrued liabilities/ Other noncurrent liabilities	657
Interest rate swap contracts	Other current assets/ Other assets	89	Accrued liabilities/ Other noncurrent liabilities	23
Total derivatives designated as hedging instruments		474		685
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$474		$685

	Derivative assets		Derivative liabilities
December 31, 2019	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$223	Accrued liabilities/ Other noncurrent liabilities	$31
Cross-currency swap contracts	Other current assets/ Other assets	66	Accrued liabilities/ Other noncurrent liabilities	315
Interest rate swap contracts	Other current assets/ Other assets	259	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		548		346
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1		—
Total derivatives		$549		$346

Our derivative contracts that were in liability positions as of March 31, 2020, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right but not the obligation to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing, or in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing, or in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Abbreviated New Drug Application (ANDA) Patent Litigation
KYPROLIS® (carfilzomib) ANDA Patent Litigation
Onyx Therapeutics, Inc. v. Cipla Limited, et al.
On March 30, 2020, the U.S. District Court for the District of Delaware (the Delaware District Court) issued an order advising the parties in the litigation that, due to the recent and current challenges, the court does not anticipate issuing its post-trial opinion until approximately on or before May 8, 2020.
Otezla® (apremilast) ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
On February 14, 2020, the U.S. District Court for the District of New Jersey (the New Jersey District Court) granted the motion by Amgen and Celgene Corp. (Celgene) and issued an order substituting Amgen for Celgene as plaintiff in the consolidated action and all related actions, terminating Celgene as plaintiff in the consolidated action and all related actions, and amending the case caption in the consolidated action and all related actions to reflect Amgen as the sole plaintiff.
On March 25, 2020, based on a joint request by Amgen and Unichem Laboratories, Ltd. (Unichem), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Unichem’s apremilast product during the term of the U.S. Patent Nos. 6,962,940 (the ’940 Patent); 7,427,638 (the ’638 Patent); 7,659,302 (the ’302 Patent); 7,893,101 (the ’101 Patent); 8,455,536 (the ’536 Patent); 9,018,243 (the ’243 Patent); 9,724,330 (the ’330 Patent); and 10,092,541 (the ’541 Patent), unless authorized pursuant to a confidential settlement agreement. On April 3, 2020, based on a joint request by Amgen and Annora Pharma Private Ltd. and Hetero USA Inc. (collectively, Hetero), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Hetero’s apremilast product during the term of the ’940 Patent; U.S. Patent No. 7,208,516; the ’638 Patent; the ’302 Patent; the ’101 Patent; the ’536 Patent; U.S. Patent No. 8,802,717; the ’243 Patent; the ’330 Patent; U.S. Patent No. 9,872,854 and the ’541 Patent, unless authorized pursuant to a confidential settlement agreement. Trial in the consolidated action is scheduled to commence in May 2021.

Sensipar® (cinacalcet) ANDA Patent Litigation
Amgen Inc. v. Amneal Pharmaceuticals LLC, et al. (formerly, Amgen Inc. v. Aurobindo Pharma Ltd. et al.) Consolidated Case
On February 13, 2020, Amgen petitioned the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) to rehear Amgen’s appeal of the judgment of noninfringement with respect to Piramal Healthcare UK Limited, and Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal) petitioned the Federal Circuit Court for panel rehearing of the court’s opinion vacating and remanding the judgment of noninfringement with respect to Amneal. On April 15, 2020, the Federal Circuit Court denied each of Amgen’s and Amneal’s petitions. On April 22, 2020, the Federal Circuit Court issued a mandate returning the case to the Delaware District Court.
ENBREL (etanercept) Patent Litigation
Immunex Corporation, et al. v. Sandoz Inc., et al.
On March 4, 2020, the Federal Circuit Court heard oral argument on the appeal by Sandoz Inc., Sandoz International GmbH and Sandoz GmbH from final judgment upholding the validity of U.S. Patent Nos. 8,063,182 and 8,163,522.
Repatha® (evolocumab) Patent Litigation
Patent Disputes in the International Region
A two-day hearing before the Technical Board of Appeal of the European Patent Office, which was scheduled to begin on March 24, 2020, has been rescheduled to begin on October 28, 2020.
As previously disclosed, we are also involved in and expect future involvement in additional disputes regarding our proprotein convertase subtilisin/kexin type 9 (PCSK9) patents in other jurisdictions and regions, including matters filed against us and that we have filed in the United Kingdom, Germany, France and Japan.
On April 24, 2020, the Supreme Court of Japan declined to hear Sanofi K.K.’s appeals making final the Japanese High Court’s decisions that PRALUENT® infringes Amgen’s valid patent rights in Japan.
NEUPOGEN® (filgrastim)/Neulasta® (pegfilgrastim) Patent Litigation
Apotex PTAB Challenge
On March 24, 2020, the Federal Circuit Court vacated the decision by the Patent Trial and Appeal Board (PTAB) of the U.S. Patent and Trademark Office and remanded the case to the PTAB for proceeding consistent with the Federal Circuit Court’s decision in Arthrex Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019).
Amgen Inc., et al. v. Pfizer Inc. et al.
On February 18, 2020, the Delaware District Court entered an amended scheduling order moving the trial on the infringement of our U.S. Patent No. 9,643,997 to May 17, 2021, to enable Amgen Inc. and its wholly owned subsidiary, Amgen Manufacturing, Limited (collectively Amgen), to seek additional discovery into the defenses of Pfizer Inc. (Pfizer) and Hospira Inc. (Hospira).
On April 24, 2020, Amgen filed a separate lawsuit in the Delaware District Court against Hospira and Pfizer for infringement of U.S. Patent No. 10,577,392 (the ’392 Patent) and seeks, among other remedies, damages and injunctive relief to prohibit Hospira and Pfizer from infringing the ’392 Patent by the manufacture, import and sale of Pfizer’s NIVESTYMTM biosimilar filgrastim product, which was launched in the U.S. in October 2018.
Amgen Inc., et al. v. Hospira Inc. et al.
On March 4, 2020, Hospira and Pfizer filed a motion requesting the Delaware District Court to dismiss the complaint by Amgen Inc. and its wholly owned subsidiary, Amgen Manufacturing, Limited, alleging non-infringement of U.S. Patent No. 8,273,707. The motion has been fully briefed.
Fresenius PTAB Challenge
On March 30, 2020, Amgen filed its preliminary response to a petition to institute inter partes review before the PTAB to challenge the patentability of U.S. Patent No. 9,856,287 filed by Fresenius Kabi USA, LLC and Fresenius Kabi SwissBioSim GmbH, and the PTAB will have 3 months to render a decision on whether to institute trial proceedings.

EPOGEN® (epoetin alfa) Patent Litigation
Amgen Inc., et al. v. Hospira, Inc.
The Federal Circuit Court denied petition for rehearing en banc by Hospira and issued the mandate on March 23, 2020 affirming the final judgment of the Delaware District Court that Amgen’s U.S. Patent No. 5,856,298 is valid and infringed by Hospira, that Amgen’s U.S. Patent No. 5,756,349 is not infringed by Hospira, and awarding Amgen $70 million in damages for Hospira’s infringement. On April 17, 2020, Amgen acknowledged satisfaction of judgment upon receipt of $83 million in damages, interest and cost.
Litigation relating to our Biosimilar Products
KANJINTI® (trastuzumab-anns) Patent Litigation
Genentech, Inc. v. Amgen Inc.
On March 6, 2020, the Federal Circuit Court affirmed the District Court’s denial of Genentech Inc.’s (Genentech) motion for a preliminary injunction. On March 9, 2020, the Delaware District Court entered a Markman order construing a term of U.S. Patent No. 8,574,869 (the ’869 Patent). On March 16, 2020, the Delaware District Court signed a joint stipulation and order vacating the April 20, 2020 trial date. On April 17, 2020, the Delaware District Court rescheduled the jury trial to begin on February 22, 2021.
MVASI® (bevacizumab-awwb) Patent Litigation
Genentech, Inc. and City of Hope v. Amgen Inc.
On February 19, 2020, Genentech filed its second amended complaint in the Delaware District Court, adding additional claims for legal and declaratory relief with respect to patents already in suit. On March 4, 2020, Amgen filed its second amended affirmative answer and counterclaims, adding affirmative defenses and counterclaims that the ’869 Patent is unenforceable for inequitable conduct and unclean hands. On March 9, 2020, the Delaware District Court entered a Markman order construing a term of the ’869 Patent.
Genentech, Inc. and City of Hope v. Immunex Rhode Island Corp. and Amgen Inc.
Argument before the Federal Circuit Court on Genentech’s appeal of the Delaware District Court’s denial of Genentech’s motions for injunctive relief has been scheduled for June 3, 2020.
Breach of Contract Action
Cipla Ltd. et al. v. Amgen Inc.
On February 6, 2020, Amgen’s motion was transferred to the U.S. Magistrate Judge for the District of Delaware for a recommendation. A hearing on the motion was held on April 28, 2020.
Novartis Pharma AG v. Amgen Inc.
On February 18, 2020, Novartis Pharma AG filed in the U.S. District Court for the Southern District of New York its answer and affirmative defenses to Amgen’s second amended counterclaims.
Antitrust Class Action
Sensipar® Antitrust Class Actions
On February 6, 2020, the motions in the class action lawsuits against Amgen and various entities affiliated with Teva Pharmaceutical Industries Limited were transferred to the U.S. Magistrate Judge for the District of Delaware for a recommendation. A hearing on the motions was held on April 28, 2020.
The multidistrict litigation panel certified its conditional transfer order on February 6, 2020 transferring the additional class action lawsuit brought in the U.S. District Court for the Southern District of Florida, captioned MSP Recovery Claims v. Amgen Inc., et al., to the Delaware District Court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.
Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential. In 2020, we are celebrating our 40th anniversary, continuing our history of focusing on innovative medicines that have the potential to be first-in-class molecules and that have a large-effect size on serious diseases.
Our principal products—those with the most significant annual commercial sales—are ENBREL, Prolia®, Neulasta®, XGEVA®, Otezla®, Aranesp®, KYPROLIS® and Repatha®. We also market a number of other products, including Nplate® (romiplostim), Vectibix® (panitumumab), Parsabiv®(etelcalcetide), EPOGEN®, Sensipar®/Mimpara®, KANJINTI®, MVASI®, EVENITY®(romosozumab-aqqg), BLINCYTO®, AMGEVITATM (adalimumab), Aimovig® (erenumab-aooe), NEUPOGEN®, IMLYGIC® (talimogene laherparepvec) and Corlanor® (ivabradine).
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization on March 11, 2020. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We have taken appropriate steps to minimize the risk to our employees. Our employees have been working remotely with the exception of certain essential staff that continue to report to Amgen locations. The essential staff are primarily at our manufacturing sites, working in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, and are being paid a labor premium during this period. To date, our remote working arrangements have not significantly impacted our ability to maintain critical business operations. Further, we currently do not expect disruptions or shortages of our supply of medicine.

Since the beginning of the COVID-19 pandemic, we have seen changes in demand trends for some of our products, including lower demand for certain products as continuing patient access to those products has been impacted by COVID-19. For example, near the end of March, we began to observe a decline in sales of Prolia®, as elderly patients vulnerable to COVID-19 avoided doctors’ offices. To respond to COVID-19, we are managing our clinical development on a case-by-case basis. Patients who are already enrolled in studies continue to receive study drug, including through direct-to-patient shipments. For those studies that have the potential for significant benefit in a serious or life-threatening condition and where site resources allow new patients to be enrolled safely and monitored closely, we are allowing enrollment to continue. For those clinical trials where there is uncertainty with regard to the trial sites’ ability to ensure subject safety or data integrity at the present time, we have temporarily paused enrollment. We remain focused on supporting our active clinical sites in providing care for these patients and providing investigational drug supply. In addition, our R&D organization is supporting efforts to combat the pandemic in a number of ways including: (i) conducting a population-based study by our subsidiary deCODE Genetics in partnership with the Icelandic government, (ii) entering into a collaboration with Adaptive Biotechnologies to discover and develop antibody therapies for prevention or treatment options and (iii) joining a public-private partnership between leading companies in our industry and U.S. government health agencies to develop a strategy for a coordinated research response to the COVID-19 pandemic. Further, we anticipate that Otezla® will be investigated as a potential immunomodulatory treatment in adult patients with COVID-19 in upcoming platform trials.
We continue to believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in the capital return and other business initiatives that we plan to strategically pursue. To respond to some of the challenges experienced in the healthcare community as a result of the pandemic, we recently extended credit terms with certain customers for a subset of our products globally. For a discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Part II, Item 1A of this Form 10-Q.
Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2019. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2019.
Establishment of wholly-owned affiliate in Japan

•
In April 2020, we completed our purchase from Astellas of the remaining shares of Amgen Astellas BioPharma K.K. (AABP), a joint venture between Amgen and Astellas established in 2013. AABP, now a wholly-owned Amgen affiliate in Japan and renamed Amgen K.K., has enabled us to build a strong presence in Japan as we continue to advance treatments for serious illnesses.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended March 31,
	2020	2019	Change
Product sales
U.S.	$4,279	$3,991	7%
ROW	1,615	1,295	25%
Total product sales	5,894	5,286	12%
Other revenues	267	271	(1)%
Total revenues	$6,161	$5,557	11%
Operating expenses	$3,806	$3,085	23%
Operating income	$2,355	$2,472	(5)%
Net income	$1,825	$1,992	(8)%
Diluted EPS	$3.07	$3.18	(3)%
Diluted shares	594	626	(5)%

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
Total product sales increased for the three months ended March 31, 2020, driven primarily by sales from Otezla®, acquired in November 2019 and recently launched biosimilar products, offset partially by a decline in net selling price. For the remainder of 2020, we expect net selling price to continue to decline primarily on our legacy products. Further, since the beginning of the COVID-19 pandemic, we have seen changes in demand trends for some of our products, including lower demand for certain products as patient access to those products has been impacted by the pandemic. We expect this trend to continue to some extent through at least the duration of the pandemic. As discussed above, in response to the challenges being experienced by the healthcare community as a result of COVID-19, we have extended credit terms with certain customers for a subset of our products globally. In addition, a number of insurance plans (commercial and governmental) have been required to or have voluntarily covered 90-day prescription fills for a number of medicines including some of our products that are used in chronic conditions. As a result, there is increased uncertainty around the timing and magnitude of our sales during the COVID-19 pandemic.
Other revenues decreased slightly for the three months ended March 31, 2020, driven primarily by lower profit share payments, offset partially by higher royalties.
Operating expenses increased for the three months ended March 31, 2020, driven primarily by acquisition related expenses and the first full quarter of commercial-related support for Otezla®. For the remainder of 2020, we expect to continue to see the effects of our acquisition of Otezla® on our operating expenses, including increases to Cost of sales, R&D and Selling, general and administrative (SG&A) expenses.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three months ended March 31, 2020 and 2019.
Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
ENBREL	$1,153	$1,151	—%
Prolia®	654	592	10%
Neulasta®	609	1,021	(40)%
XGEVA®	481	471	2%
Otezla®	479	—	*
Aranesp®	422	414	2%
KYPROLIS®	280	245	14%
Repatha®	229	141	62%
Other products	1,587	1,251	27%
Total product sales	$5,894	$5,286	12%
* Change in excess of 100%.
Future sales of our products will depend in part on the factors discussed below and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2019: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, in Part II, Item 1A. Risk Factors.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
ENBREL — U.S.	$1,117	$1,106	1%
ENBREL — Canada	36	45	(20)%
Total ENBREL	$1,153	$1,151	—%
The slight increase in ENBREL sales for the three months ended March 31, 2020, was driven by favorable changes to estimated sales deductions and inventory, offset by lower unit demand and net selling price. For the remainder of 2020, we expect the trend of lower unit demand to continue.
In April 2019, the U.S. Food and Drug Administration (FDA) approved a second biosimilar version of ENBREL, and we are involved in patent litigations with the two companies seeking to market their FDA-approved biosimilar versions of ENBREL. See Note 13, Contingencies and commitments, to the condensed consolidated financial statements and Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Other companies are also developing purposed biosimilar versions of ENBREL. Companies with approved biosimilar versions of ENBREL may seek to enter the U.S. market if we are not successful in our litigations, or even earlier.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Prolia® — U.S.	$422	$390	8%
Prolia® — ROW	232	202	15%
Total Prolia®	$654	$592	10%
The increase in global Prolia® sales for the three months ended March 31, 2020, was driven by higher unit demand. Prolia®, which has a six-month dosing interval, has exhibited a historical sales pattern with the first and third quarters of a year representing lower sales than the second and fourth quarters of a year. However, disruptions in patient visits as a result of the COVID-19 pandemic have begun to impact near-term demand, which may result in changes to the historical sales pattern.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Neulasta®— U.S.	$534	$893	(40)%
Neulasta®— ROW	75	128	(41)%
Total Neulasta®	$609	$1,021	(40)%
The decrease in global Neulasta® sales for the three months ended March 31, 2020, was driven by the impact of biosimilar competition on unit demand and lower net selling price. Neulasta® sales included a $98 million order from the U.S. government in the first quarter of 2019.
We face increased competition in the United States and Europe as a result of launches of biosimilar versions of Neulasta®, which has had and will continue to have a material adverse impact on sales. We also expect other biosimilar versions to be approved in the near future. For a discussion of ongoing patent litigations related to these and other biosimilars, see Note 13, Contingencies and commitments, to the condensed consolidated financial statements and Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
XGEVA® — U.S.	$355	$356	—%
XGEVA® — ROW	126	115	10%
Total XGEVA®	$481	$471	2%
The increase in global XGEVA® sales for the three months ended March 31, 2020, was driven by higher unit demand and net selling price, offset partially by unfavorable changes to estimated sales deductions and inventory.
Otezla®
Total Otezla® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Otezla® — U.S.	$377	$—	*
Otezla® — ROW	102	—	*
Total XGEVA®	$479	$—	*
* Change in excess of 100%.
Otezla® was acquired on November 21, 2019 and generated $479 million in sales for the three months ended March 31, 2020.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Aranesp® — U.S.	$175	$182	(4)%
Aranesp® — ROW	247	232	6%
Total Aranesp®	$422	$414	2%
The increase in global Aranesp® sales for the three months ended March 31, 2020, was driven by higher unit demand and favorable changes in inventory, offset by a decline in net selling price.
Aranesp® faces competition from a long-acting erythropoiesis-stimulating agent (ESA). Aranesp® also faces competition from a biosimilar version of EPOGEN®. Other biosimilar versions of EPOGEN ® may also receive approval in the future. For the remainder of 2020, we expect sales to decline at a faster rate than in 2019 due to short- and long-acting competition.

KYPROLIS®
Total KYPROLIS® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31, 2020
	2020	2019	Change
KYPROLIS® — U.S.	$187	$154	21%
KYPROLIS® — ROW	93	91	2%
Total KYPROLIS®	$280	$245	14%
The increase in global KYPROLIS® sales for the three months ended March 31, 2020, was driven by higher unit demand and to a lesser extent an increase in net selling price.
We are engaged in litigation with two related companies that are challenging our material patents related to KYPROLIS® and that are seeking to market generic carfilzomib products. Separately, we have entered into confidential settlement agreements with other companies developing generic carfilzomib products, and the court has entered consent judgments enjoining those companies from infringing certain of our patents, subject to terms of the confidential settlement agreements. See Note 13, Contingencies and commitments, to the condensed consolidated financial statements and Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The FDA has reported that it has tentatively approved ANDAs filed by two companies for generic carfilzomib products. The date of final approval of those ANDAs is governed by the Hatch-Waxman Act and any applicable settlement agreements between the parties.
Repatha®
Total Repatha® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31, 2020
	2020	2019	Change
Repatha® — U.S.	$124	$83	49%
Repatha® — ROW	105	58	81%
Total Repatha®	$229	$141	62%
The increase in global Repatha® sales for the three months ended March 31, 2020, was driven primarily by higher unit demand, offset partially by lower net selling price.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Nplate®— U.S.	$127	$114	11%
Nplate®— ROW	91	75	21%
Vectibix®— U.S.	80	78	3%
Vectibix®— ROW	122	92	33%
Parsabiv® — U.S.	146	109	34%
Parsabiv® — ROW	29	17	71%
EPOGEN® — U.S.	155	219	(29)%
Sensipar® — U.S.	42	135	(69)%
Sensipar®/Mimpara® — ROW	81	78	4%
KANJINTI®— U.S.	96	—	*
KANJINTI®— ROW	23	24	(4)%
MVASI®— U.S.	108	—	*
MVASI®— ROW	7	—	*
EVENITY® — U.S.	37	—	*
EVENITY®— ROW	63	17	*
BLINCYTO® — U.S.	57	40	43%
BLINCYTO® — ROW	37	29	28%
AMGEVITATM — ROW	86	31	*
Aimovig® — U.S.	71	59	20%
NEUPOGEN®— U.S.	45	50	(10)%
NEUPOGEN®— ROW	20	23	(13)%
Other — U.S.	24	23	4%
Other — ROW	40	38	5%
Total other products	$1,587	$1,251	27%
Total U.S. — other products	$988	$827	19%
Total ROW — other products	599	424	41%
Total other products	$1,587	$1,251	27%
* Change in excess of 100%.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019	Change
Operating expenses:
Cost of sales	$1,513	$1,055	43%
% of product sales	25.7%	20.0%
% of total revenues	24.6%	19.0%
Research and development	$952	$879	8%
% of product sales	16.2%	16.6%
% of total revenues	15.5%	15.8%
Selling, general and administrative	$1,316	$1,154	14%
% of product sales	22.3%	21.8%
% of total revenues	21.4%	20.8%
Other	$25	$(3)	*
* Change in excess of 100%.
Cost of sales
Cost of sales increased to 24.6% of total revenues for the three months ended March 31, 2020, driven primarily by the amortization of intangible assets as a result of our acquisition of Otezla® and an increase in milestone payments, offset partially by lower manufacturing costs.
Research and development
The increase in R&D expenses for the three months ended March 31, 2020, was driven by higher late-stage program support for our oncology programs, primarily AMG 510 (sotorasib), along with Otezla® and higher marketed-product support for Otezla®, offset partially by recoveries from our collaboration with BeiGene that reduced other expenses in late-stage program support and in research and early pipeline.
Selling, general and administrative
The increase in SG&A expenses for the three months ended March 31, 2020, was driven primarily by the first full quarter of Otezla® commercial-related expenses.
Other
Other operating expenses for the three months ended March 31, 2020, consisted of an impairment charge for an early-stage program. Other operating expenses for the three months ended March 31, 2019, included changes in the fair value of contingent consideration and certain net charges related to our restructuring plan.
See the Overview and Selected financial information sections above for discussion of impacts to operating expenses from the COVID-19 pandemic.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2020	2019
Interest expense, net	$346	$343
Interest and other income, net	$11	$185
Provision for income taxes	$195	$322
Effective tax rate	9.7%	13.9%
Interest expense, net
The increase in Interest expense, net, for the three months ended March 31, 2020, was due primarily to early debt retirement costs, offset partially by realized gains upon the termination of associated interest rate swaps, a reduction in outstanding long-term debt and lower LIBOR rates on floating-rate debt.
Interest and other income, net
The decrease in Interest and other income, net, for the three months ended March 31, 2020 was due primarily to reduced interest income as a result of lower average cash balances and a decline in interest yields.
Income taxes
The decrease in our effective tax rate for the three months ended March 31, 2020, was due primarily to amortization related to the Otezla® acquisition, changes in jurisdictional mix of earnings and certain favorable items in the quarter.
On March 27, 2020, in response to the COVID-19 pandemic, the president of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which provides additional economic stimulus to address the impact of the COVID-19 pandemic. We do not expect there to be any significant benefit to our income tax provision as a result of the CARES Act, and we continue to closely monitor the impact of the COVID-19 pandemic, as well as any effects that may result from the CARES Act or future legislation.
As previously disclosed, we received an RAR from the IRS for the years 2010, 2011 and 2012. The RAR proposes to make significant adjustments that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continued to propose substantial adjustments. We disagree with the proposed adjustments and calculations and are pursuing resolution with the IRS administrative appeals office, which currently has jurisdiction over the matter. If we deem necessary, we will vigorously contest the proposed adjustments through the judicial process. In addition, in April, we received draft NOPAs from the IRS for the years 2013, 2014 and 2015, which are similar to the proposed adjustments for the years 2010, 2011 and 2012 that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagree with the proposed adjustments and calculations and intend to contest them. Final resolution of these complex matters is not likely within the next 12 months and could have a material impact on our condensed consolidated financial statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments substantially greater or less than amounts accrued.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	March 31, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$8,012	$8,911
Total assets	$61,669	$59,707
Current portion of long-term debt	$1,840	$2,953
Long-term debt	$30,008	$26,950
Stockholders’ equity	$9,485	$9,673
Cash, cash equivalents and marketable securities
We have global access to our $8.0 billion balance of cash, cash equivalents and marketable securities. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Capital allocation
Consistent with the objective to optimize our capital structure, we deploy our accumulated cash balances in a strategic manner and consider a number of alternatives, including strategic transactions (including those that expand our portfolio of products in areas of therapeutic interest), repayment of debt, payment of dividends and stock repurchases.
We intend to continue to invest in our business while returning capital to stockholders through the payment of cash dividends and stock repurchases, thereby reflecting our confidence in the future cash flows of our business. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, availability of financing on acceptable terms, debt service requirements, our credit rating, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends and/or stock repurchases are in the best interests of stockholders and are in compliance with applicable laws and the Company’s agreements. In addition, the timing and amount of stock repurchases may also be affected by our overall level of cash, stock price and blackout periods, during which we are restricted from repurchasing stock. The manner of stock repurchases may include private block purchases, tender offers and market transactions.
In December 2019, the Board of Directors declared a quarterly cash dividend of $1.60 per share of common stock, an increase of 10% from the cash dividend paid in each of the previous four quarters, which was paid on March 6, 2020. In March 2020, the Board of Directors declared a quarterly cash dividend of $1.60 per share of common stock, which will be paid on June 8, 2020.
We have also returned capital to stockholders through our stock repurchase program. During the three months ended March 31, 2020, we executed trades to repurchase $933 million of common stock. As of March 31, 2020, $5.5 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of March 31, 2020 and December 31, 2019. Our accumulated deficit is not expected to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant, which requires that we maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of March 31, 2020.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$2,134	$1,845
Net cash (used in) provided by investing activities	$(230)	$3,555
Net cash used in financing activities	$(254)	$(4,987)
Operating
Cash provided by operating activities is expected to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2020, increased compared with the same period in the prior year due primarily to monetization of interest rate swap contracts, a decrease in sales deductions paid to customers and lower corporate partner payments, offset partially due to timing of collections from customers as a result of our recent acquisition of Otezla®.
Investing
Cash used in investing activities during the three months ended March 31, 2020, was due primarily to our $2.6 billion equity investment in BeiGene, offset substantially by net cash inflows related to marketable securities of $2.6 billion. Cash provided by investing activities during the three months ended March 31, 2019, was due primarily to net cash inflows related to marketable securities of $3.7 billion. Capital expenditures for the three months ended March 31, 2020 and 2019, were $142 million and $116 million, respectively. We now estimate reduced 2020 spending on capital projects of approximately $600 million versus our prior projection of $700 million due to a change in timing from the COVID-19 pandemic.
Financing
Cash used in financing activities during the three months ended March 31, 2020, was due primarily to repayment of debt of $3.3 billion, payments to repurchase our common stock of $961 million and payment of dividends of $945 million, offset by net proceeds from the issuance of debt of $5.0 billion. Cash used in financing activities during the three months ended March 31, 2019, was due primarily to payments to repurchase our common stock of $3.0 billion, repayment of debt of $1.0 billion and payment of dividends of $901 million. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.
Critical accounting policies
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2019.
During the three months ended March 31, 2020, our critical accounting policies were changed to include our assessment of impairment of equity method investments. We review the carrying value of our equity method investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses on our equity method investments if we deem the impairment to be other-than-temporary. We deem an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time and the extent to which the fair value is below the carrying value, volatility of the security price, the financial condition of the issuer, changes in technology that may impair the earnings potential of the investment and our intent and ability to retain the investment to allow for a recovery in fair value. We believe our judgments used in assessing impairment of equity method investments are based on reasonable assumptions given the facts and circumstances as of the related dates of the assessments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference. Except as noted below, there have been no material changes during the three months ended March 31, 2020, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019.
During the three months ended March 31, 2020, we issued $5.0 billion in long-term debt with a weighted-average maturity of approximately 17 years and redeemed/repaid approximately $3.3 billion of debt, all with maturities of less than two years. These changes increased the sensitivity of fluctuations in fair value of our outstanding long-term debt resulting from changes in market interest rates. A hypothetical 100 basis point decrease in interest rates relative to interest rates at March 31, 2020 and December 31, 2019, would have resulted in increases of $3.7 billion and $3.0 billion, respectively, in the aggregate fair values of our outstanding long-term debt on each of these dates. These amounts do not consider the impact that hypothetical changes in interest rates would have on our associated interest rate swap and cross-currency swap contracts.
During the three months ended March 31, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion with respect to certain of our long-term debt, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following termination of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, and Note 12, Derivative instruments, to the condensed consolidated financial statements for further discussion.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Management determined that, as of March 31, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.	RISK FACTORS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties our business faces. We have described in our Annual Report on Form 10-K for the year ended December 31, 2019, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions, geopolitical events, international operations and the effects of pandemics. Further, additional risks not currently known to us or that we currently believe are immaterial may in the future materially and adversely affect our business, operations, liquidity and stock price.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2019, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, product sales, business and results of operations.
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, is an ongoing global pandemic that has resulted in public and governmental efforts to contain or slow the spread of the disease, including widespread shelter-in-place orders, social distancing interventions, quarantines, travel restrictions and various forms of operational shutdowns. The COVID-19 pandemic and the resulting measures implemented in response to the pandemic is adversely affecting, and is expected to continue to adversely affect, a number of our business activities (including our clinical trials, operations, supply chains, distribution systems, product development and sales) as well as our suppliers, customers, third-party payers and patients. Due to these measures and their effects, we have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, and, in some cases, have experienced, and could continue to experience, unpredictable increases in demand for certain of our products.
Our clinical trials have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic. We have clinical work ongoing at investigational sites across around the globe. An increasing number of clinical trial sites have restricted site visits and have imposed restrictions on the initiation of new clinical trials and patient visits, to protect both site staff and patients from possible COVID-19 exposure. In response to the safety concerns related to COVID-19, we have suspended enrollment and screening in clinical trials where sites are unable to perform clinical trial work due to COVID-19 or there is uncertainty around the ability of sites to ensure subject safety or data integrity. Further, the COVID-19 pandemic is expected to adversely affect our ability to continue enrollment of certain required post-marketing studies, including pediatric studies. The disruption caused by the COVID-19 pandemic to our clinical trials and our clinical trial plans and timelines may have a significant adverse effect on our product development and launches, and, in turn, on future product sales, business and results of operations. For example, we reported a pause in enrollment of our AMG 510 (sotorasib) Phase 1 combination study with Keytruda and Phase 3 confirmatory study to ensure patient safety and that such pause may impact the timelines of these studies. Additionally, while we are investing in research and collaborations to potentially develop treatments for COVID-19, such activities may not result in therapeutic candidates, product approvals and/or significant commercial value being derived from potential COVID-19-related medicines.

We anticipate that the COVID-19 pandemic may result in regulatory delays, including delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals. The pandemic may also result in greater regulatory uncertainty. For example, the FDA and the European Medicines Agency have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including protocol deviations and adverse event reporting. However, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance. Additionally, there may be delays in ongoing or new patent office or court patent proceedings in the U.S. or internationally that may delay the outcome of such proceedings. Such delays and disruptions may have a significant adverse effect on our product development and launches, product sales, business and results of operations.
In response to COVID-19, we have activated our business continuity plans, including suspending all U.S. in-person meetings and interactions with the healthcare community and professionals, all international business travel and the majority of domestic travel within the U.S. and all U.S. employees who are able to work from home have been doing so since mid-March 2020. Our ability to perform critical functions and maintain operations could be adversely affected as a result of such workforce restrictions, and the COVID-19-related support programs we have put into place for our staff, suppliers and customers are increasing our operating expenses and reducing the efficiency of our operations. Additionally, disruptions in public and private infrastructure, including transportation and supply chains, have further adversely affected the efficiency of our business operations. Also, the transition of the majority of our workforce to a remote work environment in response to COVID-19, as have a number of our third-party service providers, may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of social engineering and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our service providers or other third-parties. For example, in April 2020, a vendor that provides information technology services to us experienced a cybersecurity incident that required us to disconnect our systems from this vendor. While we do not believe this cybersecurity incident has had a significant adverse effect on our operations, an extended service outage, particularly where a vendor is the single source from which we obtain services, or where a cybersecurity incident significantly affects the operation of our systems, could have a material adverse effect on our business. We may experience significant adverse effects on our commercial and clinical manufacturing activities, our operations, and our cybersecurity, and our suppliers and vendors may experience significant disruptions to their manufacturing activities and operations, and cybersecurity, as a result of the COVID-19 pandemic.
Federal, state and local, and international governmental policies and initiatives designed to reduce the transmission of COVID-19 also have resulted in the cancellation of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and have significantly reduced patient access to and administration of certain of our drugs. For example, Prolia® is a product requiring administration by a healthcare provider in doctors’ offices or other healthcare settings that are affected by COVID-19. The U.S. label for Prolia® instructs healthcare professionals who discontinue Prolia® to transition the patient to an alternative antiresorptive, including oral treatments that do not require administration by a healthcare provider. Further, as a result of COVID-19, oncology patients, in consultation with their doctors, may be selecting less immunosuppressive therapies or therapies that do not require administration in a hospital setting, potentially adversely affecting certain of our products. Our general medicine products have benefited from 90-day supply availability for existing patients but new patients are less likely to be diagnosed and/or to start these therapeutics during the pandemic. Once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians relating to a variety of medical conditions, and as a result, patients seeking treatment with certain of our products may have to navigate limited provider capacity and this limited provider capacity could have a continued adverse effect on our sales following the end of the pandemic. Further, the effects of the COVID-19 pandemic may result in long-term shifts in preferences among healthcare professionals and patients toward treatments that do not require administration by healthcare professionals or visits to medical facilities.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently in response to COVID-19. Several states have taken action to help patients maintain access to prescription drugs during the COVID-19 pandemic including requiring state-regulated commercial plans to cover 90-day fills and emergency fills in certain circumstances. At the federal level, legislation has been proposed seeking to incentivize greater drug manufacturing in the United States with the stated goal of improving supply reliability in the United States. One such legislative proposal would prohibit the U.S. Department of Veterans Affairs from purchasing certain drugs that have active pharmaceutical ingredients manufactured outside the United States. While we perform a substantial majority of our commercial manufacturing activities in the U.S., including in the U.S. territory of Puerto Rico, and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California, the passage of such legislation could result in foreign governments enacting retaliatory legislation or regulatory actions, which may have an adverse effect on our product sales, business and results of operations internationally. The COVID-19 pandemic has also resulted in increased interest in compulsory licenses, march-in rights or other governmental interventions, both in the U.S. and internationally, related to the procurement of drugs. Pursuant to the declaration of a national emergency in March 2020 under the Stafford Act, state and local governments may request access to discounted pricing for certain items related to the COVID-19 response. The CARES Act implements initiatives to provide advanced payments from Medicare to healthcare providers, clinics and physicians and to require Medicare plans to provide up to a 90-day supply of Part D drugs. However, despite such initiatives and government support, there may be adverse effects on the timing and collectability of our customer receivables as a result of the COVID-19 pandemic. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue after the pandemic. Such a significant increase in unemployment is expected to lead to a substantial reduction in disposable income and access to health insurance which could adversely affect our product sales. Further, the substantial pressures placed on governmental and payor budgets as a result of the COVID-19 pandemic and the projected governmental budget shortfalls caused by significantly reduced economic activity during and potentially after the COVID-19 pandemic may result in greater and continued downward price pressure on biopharmaceutical products and increased intensity of stakeholder negotiations across the biopharmaceutical value chain.
In recent weeks, the continued global spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have certain assets, including equity investments, that are exposed to market fluctuations that could, in a sustained market disruption, result in impairments. Further, the economic downturn resulting from this global pandemic may be of an extended duration and precipitate a global recession.
If the pandemic continues and conditions worsen, we expect to experience additional adverse effects on our operational and commercial activities, customer purchases and our collections of accounts receivable, which adverse effects may be material, and it remains uncertain the degree to which these adverse effects would impact our future operational and commercial activities, customer purchases and our collections even if conditions begin to improve. In addition to existing travel restrictions, jurisdictions may continue to close borders, impose prolonged quarantines and further restrict travel and business activity, which could significantly affect our ability to support our operations and customers and the ability of our employees to get to their workplaces to discover, study, develop and produce our product candidates and products, and disrupt the movement of our products through the supply chain. Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical products, we or our suppliers may elect to, or governments may require us, or our suppliers to, allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations, customer relationships, and financial results. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate effect on us of COVID-19. The duration of the measures being taken by the authorities to mitigate against the spread of COVID-19, and the extent to which such measures are effective, if at all, remain highly uncertain. We believe the magnitude and degree of COVID-19’s adverse effect on our product development, product sales, businesses, operating results, cash flows and financial condition will be driven by the severity and duration of the pandemic, the pandemic’s effect on the U.S. and global economies and the timing, scope and effectiveness of federal, state, local and international governmental responses to the pandemic. However, if the spread continues on at or near, its current trajectory or mitigation continues to require similar levels of shelter-in-place and shut-down orders, such effect will grow and our product development, product sales, business, results of operations, cash flows and financial position could be materially adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2020, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
January 1 - 31	1,362,200	$233.67	1,362,200	$6,155,729,344
February 1 - 29	1,707,100	$220.32	1,707,100	$5,779,612,845
March 1 - 31	1,184,327	$201.66	1,184,327	$5,540,776,983
Total	4,253,627	$219.40	4,253,627
___________

(1)	Average price paid per share includes related expenses.

(2)	In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

2.2
Amendment No. 1 to the Asset Purchase Agreement, dated October 17, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on October 17, 2019 and incorporated herein by reference.)

2.3
Amendment No. 2 to the Asset Purchase Agreement, dated October 17, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

2.4
Letter Agreement, dated November 21, 2019, by and between Amgen Inc. and the parties named therein re: Treatment of Certain Product Inventory in connection with Amgen’s acquisition of Otezla®. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

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

4.12
Officers’ Certificate of Amgen Inc., dated March 12, 2010, including form of the Company’s 5.75% Senior Notes due 2040. (Filed as exhibit to Form 8-K on March 12, 2010 and incorporated herein by reference.)

4.13
Officers’ Certificate of Amgen Inc., dated September 16, 2010, including form of the Company’s 4.95% Senior Notes due 2041. (Filed as an exhibit to Form 8-K on September 17, 2010 and incorporated herein by reference.)

4.14
Officers’ Certificate of Amgen Inc., dated June 30, 2011, including form of the Company’s 5.65% Senior Notes due 2042. (Filed as an exhibit to Form 8-K on June 30, 2011 and incorporated herein by reference.)

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

4.26
Officer’s Certificate of Amgen Inc., dated as of August 19, 2016, including forms of the Company’s 2.250% Senior Notes due 2023 and 2.600% Senior Notes due 2026. (Filed as an exhibit to Form 8-K on August 19, 2016 and incorporated herein by reference.)

4.27
Officer’s Certificate of Amgen Inc., dated as of May 11, 2017 including forms of the Company’s Senior Floating Rate Notes due 2020, 2.200% Senior Notes due 2020 and 2.650% Senior Notes due 2022. (Filed as an exhibit to Form 8-K on May 11, 2017 and incorporated herein by reference.)

4.28
Officer’s Certificate of Amgen Inc., dated as of November 2, 2017, including in the form of the Company’s 3.200% Senior Notes due 2027. (Filed as an exhibit to Form 8-K on November 2, 2017 and incorporated herein by reference.)

4.29
Officer’s Certificate of Amgen Inc., dated as of February 21, 2020, including in the forms of the Company’s 1.900% Senior Notes due 2025, 2.200% Senior Notes due 2027, 2.450% Senior Notes due 2030, 3.150% Senior Notes due 2040 and 3.375% Senior Notes due 2050. (Filed as an exhibit to Form 8-K on February 21, 2020 and incorporated herein by reference.)

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

10.4+
Form of Grant of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on December 10, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.5+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended on December 10, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.6+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 12, 2017.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2017 on February 13, 2018 and incorporated herein by reference.)

10.7+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended on December 10, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.8+
Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on December 11, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.9+	Form of Grant of Non-Qualified Stock Option Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (Filed as an exhibit to Form 8-K on May 8, 2009 and incorporated herein by reference.)

10.10+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended on December 11, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.11+
Form of Cash-Settled Restricted Stock Unit Agreement for the Amgen 2009 Director Equity Incentive Program. (As Amended on December 11, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

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

10.14+
Second Amendment to the Amgen Inc. Supplemental Retirement Plan (As Amended and Restated effective October 23, 2019.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

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

10.21+
Second Amendment to the Amgen Nonqualified Deferred Compensation Plan (As Amended and Restated effective January 1, 2020.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

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

10.25+*†	Agreement between Amgen Inc. and Peter Griffith, dated October 18, 2019.

10.26
Second Amended and Restated Credit Agreement, dated December 12, 2019, among Amgen Inc., the Banks therein named, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent. (Filed as an exhibit to Form 8-K on December 12, 2019 and incorporated herein by reference.)

10.27
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

10.28
Amendment No. 2 to Collaboration and License Agreement, effective November 14, 2016, between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

10.29
Letter Agreement, dated June 25, 2019, by and between Amgen Inc. and UCB Celltech (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 on July 31, 2019 and incorporated herein by reference.)

10.30
Collaboration Agreement, dated April 22, 1994, by and between Bayer Corporation (formerly Miles, Inc.) and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 by Onyx Pharmaceuticals, Inc. on May 10, 2011 and incorporated herein by reference.)

10.31
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

10.33
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

10.35
Side Letter Regarding Collaboration Agreement, dated May 29, 2015, by and between Bayer HealthCare LLC and Onyx Pharmaceuticals, Inc. (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2015 on August 5, 2015 and incorporated herein by reference.)

10.36*	Side Letter Regarding Collaboration Agreement and Stivarga Agreement, dated February 13, 2020, by and between Onyx Pharmaceuticals, Inc. and Bayer HealthCare LLC.

10.37
Sourcing and Supply Agreement, dated January 6, 2017, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2017 on April 27, 2017 and incorporated herein by reference.)

10.38
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

10.41
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

10.43
Collaboration Agreement, dated October 31, 2019, by and between Amgen Inc. and BeiGene Switzerland GmbH, a wholly-owned subsidiary of BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.44
Guarantee, dated as of October 31, 2019, made by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.45
Share Purchase Agreement, dated October 31, 2019, by and between Amgen Inc. and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.46
Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.47*	Amendment No. 2 to Share Purchase Agreement, dated March 17, 2020, by and among BeiGene, Ltd. and Amgen Inc.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)
(† = Peter Griffith became Executive Vice President and Chief Financial Officer of Amgen Inc. on January 1, 2020)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	April 30, 2020	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)