Form 10-Q
period 2020-06-30
AMGEN INC
filed 2020-07-29
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 23, 2020, the registrant had 585,693,775 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$5,908	$5,574	$11,802	$10,860
Other revenues	298	297	565	568
Total revenues	6,206	5,871	12,367	11,428

Operating expenses:
Cost of sales	1,488	1,012	3,001	2,067
Research and development	964	924	1,916	1,803
Selling, general and administrative	1,295	1,260	2,611	2,414
Other	136	(3)	161	(6)
Total operating expenses	3,883	3,193	7,689	6,278

Operating income	2,323	2,678	4,678	5,150

Interest expense, net	296	332	642	675
Interest and other income, net	3	218	14	403

Income before income taxes	2,030	2,564	4,050	4,878

Provision for income taxes	227	385	422	707

Net income	$1,803	$2,179	$3,628	$4,171

Earnings per share:
Basic	$3.07	$3.59	$6.16	$6.78
Diluted	$3.05	$3.57	$6.12	$6.75

Shares used in calculation of earnings per share:
Basic	588	607	589	615
Diluted	592	610	593	618

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$1,803	$2,179	$3,628	$4,171
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Losses on foreign currency translation	(3)	(4)	(55)	(17)
Losses on cash flow hedges	(116)	(104)	(177)	(59)
(Losses) gains on available-for-sale securities	(2)	153	(21)	374
Other	—	6	(2)	6
Other comprehensive (loss) income, net of taxes	(121)	51	(255)	304
Comprehensive income	$1,682	$2,230	$3,373	$4,475

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,145	$6,037
Marketable securities	2,276	2,874
Trade receivables, net	5,366	4,057
Inventories	3,840	3,584
Other current assets	2,268	1,888
Total current assets	22,895	18,440

Property, plant and equipment, net	4,843	4,928
Intangible assets, net	17,948	19,413
Goodwill	14,678	14,703
Other assets	4,647	2,223
Total assets	$65,011	$59,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,150	$1,371
Accrued liabilities	9,282	8,511
Current portion of long-term debt	91	2,953
Total current liabilities	10,523	12,835

Long-term debt	34,133	26,950
Long-term deferred tax liabilities	259	606
Long-term tax liabilities	7,556	8,037
Other noncurrent liabilities	1,881	1,606

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 586.4 shares in 2020 and 591.4 shares in 2019	31,610	31,531
Accumulated deficit	(20,168)	(21,330)
Accumulated other comprehensive loss	(783)	(528)
Total stockholders’ equity	10,659	9,673
Total liabilities and stockholders’ equity	$65,011	$59,707

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	591.4	$31,531	$(21,330)	$(528)	$9,673
Cumulative effect of changes in accounting principles, net of tax	—	—	(2)	—	(2)
Net income	—	—	1,825	—	1,825
Other comprehensive loss, net of taxes	—	—	—	(134)	(134)
Dividends declared on common stock ($1.60 per share)	—	—	(938)	—	(938)
Issuance of common stock in connection with the Company’s equity award programs	0.9	10	—	—	10
Stock-based compensation expense	—	52	—	—	52
Tax impact related to employee stock-based compensation expense	—	(68)	—	—	(68)
Repurchases of common stock	(4.3)	—	(933)	—	(933)
Balance as of March 31, 2020	588.0	31,525	(21,378)	(662)	9,485
Net income	—	—	1,803	—	1,803
Other comprehensive loss, net of taxes	—	—	—	(121)	(121)
Issuance of common stock in connection with the Company’s equity award programs	1.0	65	—	—	65
Stock-based compensation expense	—	101	—	—	101
Tax impact related to employee stock-based compensation expense	—	(81)	—	—	(81)
Repurchases of common stock	(2.6)	—	(591)	—	(591)
Other	—	—	(2)	—	(2)
Balance as of June 30, 2020	586.4	$31,610	$(20,168)	$(783)	$10,659

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,628	$4,171
Depreciation, amortization and other	1,827	996
Deferred income taxes	(261)	(70)
Other items, net	245	32
Changes in operating assets and liabilities, net of acquisition:
Trade receivables, net	(1,177)	(228)
Inventories	(226)	(118)
Other assets	143	(158)
Accounts payable	(216)	(205)
Accrued income taxes, net	452	(257)
Long-term tax liabilities	106	(322)
Other liabilities	455	(582)
Net cash provided by operating activities	4,976	3,259
Cash flows from investing activities:
Purchases of marketable securities	(2,229)	(7,250)
Proceeds from sales of marketable securities	2,598	217
Proceeds from maturities of marketable securities	238	13,617
Purchases of property, plant and equipment	(300)	(260)
Purchases of equity method investments	(2,648)	(12)
Other	(48)	(12)
Net cash (used in) provided by investing activities	(2,389)	6,300
Cash flows from financing activities:
Net proceeds from issuance of debt	9,002	—
Repayment of debt	(5,000)	(3,650)
Repurchases of common stock	(1,516)	(5,447)
Dividends paid	(1,887)	(1,781)
Other	(78)	(101)
Net cash provided by (used in) financing activities	521	(10,979)
Increase (decrease) in cash and cash equivalents	3,108	(1,420)
Cash and cash equivalents at beginning of period	6,037	6,945
Cash and cash equivalents at end of period	$9,145	$5,525

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2020 and 2019, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.7 billion and $8.4 billion as of June 30, 2020 and December 31, 2019, respectively.
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
Revenues were as follows (in millions):

	Three months ended June 30,
	2020			2019
	US	ROW	Total	US	ROW	Total
Enbrel® (etanercept)	$1,213	$33	$1,246	$1,315	$48	$1,363
Prolia® (denosumab)	441	218	659	458	240	698
Neulasta® (pegfilgrastim)	520	73	593	719	105	824
Otezla® (apremilast)	464	97	561	—	—	—
XGEVA® (denosumab)	318	117	435	379	120	499
Aranesp® (darbepoetin alfa)	156	231	387	192	244	436
KYPROLIS® (carfilzomib)	167	86	253	166	101	267
Repatha® (evolocumab)	115	85	200	91	61	152
Other products	1,034	540	1,574	822	513	1,335
Total product sales(1)	$4,428	$1,480	5,908	$4,142	$1,432	5,574
Other revenues			298			297
Total revenues			$6,206			$5,871

	Six months ended June 30,
	2020			2019
	US	ROW	Total	US	ROW	Total
ENBREL	$2,330	$69	$2,399	$2,421	$93	$2,514
Prolia®	863	450	1,313	848	442	1,290
Neulasta®	1,054	148	1,202	1,612	233	1,845
Otezla®	841	199	1,040	—	—	—
XGEVA®	673	243	916	735	235	970
Aranesp®	331	478	809	374	476	850
KYPROLIS®	354	179	533	320	192	512
Repatha®	239	190	429	174	119	293
Other products	2,022	1,139	3,161	1,649	937	2,586
Total product sales(1)	$8,707	$3,095	11,802	$8,133	$2,727	10,860
Other revenues			565			568
Total revenues			$12,367			$11,428
____________
(1) Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2020 and 2019.

3. Income taxes
The effective tax rates for the three and six months ended June 30, 2020, were 11.2% and 10.4%, respectively, compared with 15.0% and 14.5%, respectively, for the corresponding periods of the prior year.
The decrease in our effective tax rate for the three and six months ended June 30, 2020, was due primarily to net favorable items in the quarter, amortization related to the Otezla® acquisition and changes in jurisdictional mix of earnings. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and are subject to tax incentive grants through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These earnings are also subject to U.S. tax at a reduced rate of 10.5%.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. As previously disclosed, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the years 2010, 2011 and 2012. The RAR proposes to make significant adjustments that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continued to propose substantial adjustments. We disagree with the proposed adjustments and calculations and are pursuing resolution with the IRS administrative appeals office, which currently has jurisdiction over the matter. If unable to reach resolution, we will vigorously contest the proposed adjustments through the judicial process. In addition, as previously reported, in April 2020, we received draft notices of proposed adjustments (NOPAs) and subsequently in May 2020, we received an RAR from the IRS for the years 2013, 2014 and 2015, which are similar to the proposed adjustments for the years 2010, 2011 and 2012 that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagree with the proposed adjustments and calculations and will pursue resolution with the IRS administrative appeals office. We are also currently under examination by a number of other state and foreign tax jurisdictions.
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
During the three and six months ended June 30, 2020, the gross amounts of our unrecognized tax benefits (UTBs) increased $55 million and $105 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2020, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income (Numerator):
Net income for basic and diluted EPS	$1,803	$2,179	$3,628	$4,171

Shares (Denominator):
Weighted-average shares for basic EPS	588	607	589	615
Effect of dilutive securities	4	3	4	3
Weighted-average shares for diluted EPS	592	610	593	618

Basic EPS	$3.07	$3.59	$6.16	$6.78
Diluted EPS	$3.05	$3.57	$6.12	$6.75

For the three and six months ended June 30, 2020 and 2019, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

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
For the three and six months ended June 30, 2020, net costs recovered from BeiGene for oncology product candidates were $55 million and $112 million, respectively, and were recorded in R&D expense in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2020, no profit share payments or product sales were recorded between Amgen and BeiGene. In connection with this collaboration, we acquired an ownership interest in BeiGene. See Note 6, Investments.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$172	$3	$—	$175
U.S. Treasury bills	3,399	—	—	3,399
Corporate debt securities:
Financial	—	—	—	—
Industrial	3	—	(1)	2
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	7,158	—	—	7,158
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$10,732	$3	$(1)	$10,734

Types of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$359	$1	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	1,108	13	—	1,121
Industrial	824	10	—	834
Other	195	3	—	198
Residential-mortgage-backed securities	181	1	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	289	—	—	289
Total interest-bearing securities	$8,206	$28	$—	$8,234

The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2020	December 31, 2019
Cash and cash equivalents	$8,458	$5,360
Marketable securities	2,276	2,874
Total interest-bearing securities	$10,734	$8,234

Cash and cash equivalents in the above table excludes bank account cash of $687 million and $677 million as of June 30, 2020 and December 31, 2019, respectively.

The fair values of interest-bearing securities by contractual maturity, except for residential-mortgage-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturities	June 30, 2020	December 31, 2019
Maturing in one year or less	$10,681	$5,629
Maturing after one year through three years	53	2,304
Maturing after three years through five years	—	119
Residential-mortgage-backed securities	—	182
Total interest-bearing securities	$10,734	$8,234

For the three months ended June 30, 2020 and 2019, realized gains and losses on interest-bearing securities were not material. For the six months ended June 30, 2020 and 2019, realized gains on interest-bearing securities were $37 million and $2 million, respectively, and realized losses on interest-bearing securities were $4 million and $8 million, respectively. Realized gains and losses on interest-bearing securities are recorded in Interest and other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
As of June 30, 2020 and December 31, 2019, aggregated gross unrealized losses of available-for-sale investments were not material, and accordingly, no allowance for credit losses was recorded as of June 30, 2020.
Equity securities
We held investments in equity securities with readily determinable fair values of $297 million and $303 million as of June 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on equity securities with readily determinable fair values, including gains and losses recognized on sales, were not material for the three and six months ended June 30, 2020 and 2019.
We held investments of $183 million and $176 million in equity securities without readily determinable fair values as of June 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on these securities, including adjustments to the carrying values of these securities, were not material for the three and six months ended June 30, 2020 and 2019.
Equity method investments
Limited partnerships
We held limited partnership investments of $311 million and $320 million as of June 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2020, unfunded additional commitments to be made for these investments during the next several years were not material. Gains and losses recognized from our limited partnership investments were not material for the three and six months ended June 30, 2020 and 2019.

BeiGene
On January 2, 2020, we acquired a 20.5% ownership interest in BeiGene for $2.8 billion, of which $2.6 billion was attributed to the fair value of equity securities upon closing, with the remainder attributed to prepaid R&D. Our equity investment in BeiGene is included in Other assets in the Condensed Consolidated Balance Sheets. The fair value of equity securities acquired exceeded our proportionate share of the carrying value of the underlying net assets of BeiGene by approximately $2.4 billion. This investment is accounted for by using the equity method of accounting, which requires us to identify and allocate amounts to the items that give rise to the basis difference and to amortize these items over their useful lives. This amortization, along with our share of the results of operations of BeiGene, are included in Interest and other income, net, in our Condensed Consolidated Statements of Income. Recognition occurs one quarter in arrears, which began in the second quarter of 2020. The basis difference was allocated to finite-lived intangible assets, indefinite-lived intangible assets, equity-method goodwill and related deferred taxes. The finite-lived intangible assets are being amortized over a period ranging from 8 to 15 years.
For the three and six months ended June 30, 2020, we recognized a reduction in the carrying value of our investment of $111 million. This reduction consists of our share of BeiGene’s net loss, totaling $75 million, and amortization of the basis difference of $36 million. As of June 30, 2020, the carrying and fair values of our approximately 20.4% ownership interest in BeiGene totaled $2.5 billion and $3.0 billion, respectively. As of June 30, 2020, we believe the carrying value of our equity investment in BeiGene is fully recoverable. See Note 1, Summary of significant accounting policies, for factors considered in determining our conclusion. For information on a collaboration agreement we entered into with BeiGene in connection with this investment, see Note 5, Collaborations.
On July 15, 2020, in connection with BeiGene’s equity offering, Amgen made an additional investment of approximately $421 million to maintain our current pro rata ownership of BeiGene.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Raw materials	$463	$358
Work in process	2,376	2,227
Finished goods	1,001	999
Total inventories	$3,840	$3,584

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Six months ended June 30, 2020
Beginning balance	$14,703
Currency translation adjustment	(25)
Ending balance	$14,678

Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2020			December 31, 2019
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,559	$(9,436)	$16,123	$25,575	$(8,322)	$17,253
Licensing rights	3,746	(2,602)	1,144	3,761	(2,398)	1,363
Marketing-related rights	1,371	(1,003)	368	1,382	(965)	417
Research and development technology rights	1,279	(996)	283	1,273	(947)	326
Total finite-lived intangible assets	31,955	(14,037)	17,918	31,991	(12,632)	19,359
Indefinite-lived intangible assets:
In-process research and development	30	—	30	54	—	54
Total other intangible assets	$31,985	$(14,037)	$17,948	$32,045	$(12,632)	$19,413

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
During the three months ended June 30, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $713 million and $315 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $1.4 billion and $630 million, respectively. Amortization of intangible assets is included primarily in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining six months ending December 31, 2020, and the years ending December 31, 2021, 2022, 2023, 2024 and 2025, are $1.4 billion, $2.6 billion, $2.5 billion, $2.4 billion, $2.4 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2020	December 31, 2019
4.50% notes due 2020 (4.50% 2020 Notes)	$—	$300
2.125% notes due 2020 (2.125% 2020 Notes)	—	750
Floating Rate Notes due 2020	—	300
2.20% notes due 2020 (2.20% 2020 Notes)	—	700
3.45% notes due 2020 (3.45% 2020 Notes)	—	900
4.10% notes due 2021 (4.10% 2021 Notes)	—	1,000
1.85% notes due 2021 (1.85% 2021 Notes)	—	750
3.875% notes due 2021 (3.875% 2021 Notes)	1,450	1,750
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	1,404	1,402
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
2.65% notes due 2022 (2.65% 2022 Notes)	1,500	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	739	725
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	—
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	843	841
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	589	630
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	—
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	868	928
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	—
6.375% notes due 2037 (6.375% 2037 Notes)	552	552
6.90% notes due 2038 (6.90% 2038 Notes)	291	291
6.40% notes due 2039 (6.40% 2039 Notes)	466	466
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	—
5.75% notes due 2040 (5.75% 2040 Notes)	412	412
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	974	974
5.65% notes due 2042 (5.65% 2042 Notes)	487	487
5.375% notes due 2043 (5.375% 2043 Notes)	261	261
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	—
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(849)	(868)
Fair value adjustments	678	296
Other	3	—
Total carrying value of debt	34,224	29,903
Less current portion	(91)	(2,953)
Total long-term debt	$34,133	$26,950

There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes and the 4.663% 2051 Notes, which have effective interest rates of 6.3% and 5.6%, respectively.

Debt issuances and repayments
During the six months ended June 30, 2020, we issued debt securities in the following offerings:
• In February 2020, we issued $5.0 billion of debt consisting of $500 million of the 1.90% 2025 Notes, $750 million of the 2.20% 2027 Notes, $1.25 billion of the 2.45% 2030 Notes, $1.25 billion of the 3.15% 2040 Notes and $1.25 billion of the 3.375% 2050 Notes.
• In May 2020, we issued $4.0 billion of debt, including $1.0 billion of the 2.20% 2027 Notes, $750 million of the 3.15% 2040 Notes and $1.0 billion of the 3.375% 2050 Notes, which represents a further issuance of, and which forms a single series with, each of the corresponding series of notes issued in February 2020, and $1.25 billion of 2.30% 2031 Notes.
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
A portion of the proceeds from the issuance of the notes in February 2020 were used to redeem the 3.45% 2020 Notes, the 4.10% 2021 Notes, the 1.85% 2021 Notes and the $300 million aggregate principal amount of our 3.875% 2021 Notes. In connection with the redemption of these notes, we paid a total of $50 million in make-whole amounts plus associated accrued and unpaid interest, all of which was recognized in Interest expense, net, in the Condensed Consolidated Statements of Income. In addition to these redemptions, the 4.50% 2020 Notes, 2.125% 2020 Notes, Floating Rate 2020 Notes and 2.20% 2020 Notes matured and were repaid during the six months ended June 30, 2020.
Interest rate swaps
In connection with the redemption of certain of the notes discussed above, associated interest rate swap contracts with an aggregate notional value of $2.2 billion were terminated. In addition, because of historically low interest rates, during the three months ended March 31, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion that hedged the 3.625% 2024 Notes, the 2.60% 2026 Notes, the 4.663% 2051 Notes and portions of the 3.625% 2022 Notes and 3.125% 2025 Notes, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following the terminations of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 12, Derivative instruments.
The effective interest rates on notes for which we have entered into interest rate swap contracts and the related notional amounts of these contracts were as follows (dollar amounts in millions):

	June 30, 2020		December 31, 2019
Notes	Notional amounts	Effective interest rates	Notional amounts	Effective interest rates
3.45% 2020 Notes	$—	LIBOR + 1.1%	$900	LIBOR + 1.1%
4.10% 2021 Notes	—	LIBOR + 1.7%	1,000	LIBOR + 1.7%
3.875% 2021 Notes	1,450	LIBOR + 2.0%	1,750	LIBOR + 2.0%
3.625% 2022 Notes	750	LIBOR + 2.7%	750	LIBOR + 1.6%
3.625% 2024 Notes	1,400	LIBOR + 3.2%	1,400	LIBOR + 1.4%
3.125% 2025 Notes	1,000	LIBOR + 1.8%	1,000	LIBOR + 0.9%
2.60% 2026 Notes	1,250	LIBOR + 1.8%	1,250	LIBOR + 0.3%
4.663% 2051 Notes(1)	1,500	LIBOR + 2.6%	1,500	LIBOR + 0.0%
Total notional amounts	$7,350		$9,550
____________
(1)  Excludes an additional 1.5% of interest for the difference between the coupon rate paid to note holders and the fixed rate received under the interest rate swap contracts.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2020		2019
	Shares	Dollars	Shares *	Dollars
First quarter	4.3	$933	15.9	$3,031
Second quarter	2.6	591	13.1	2,349
Total stock repurchases	6.9	$1,524	28.9	$5,380

* Total shares do not add due to rounding.
In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion. As of June 30, 2020, $4.9 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2020 and December 2019, the Board of Directors declared quarterly cash dividends of $1.60 per share, which were paid in June 2020 and March 2020, respectively. In July 2020, the Board of Directors declared a quarterly dividend of $1.60 per share, which will be paid on September 8, 2020.
Accumulated other comprehensive income (loss)
The components of Accumulated other comprehensive income (loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2019	$(718)	$175	$22	$(7)	$(528)
Foreign currency translation adjustments	(52)	—	—	—	(52)
Unrealized (losses) gains	—	(162)	8	—	(154)
Reclassification adjustments to income	—	84	(33)	—	51
Other	—	—	—	(2)	(2)
Income taxes	—	17	6	—	23
Balance as of March 31, 2020	(770)	114	3	(9)	(662)
Foreign currency translation adjustments	(3)	—	—	—	(3)
Unrealized losses	—	(30)	(2)	—	(32)
Reclassification adjustments to income	—	(119)	—	—	(119)
Other	—	—	—	—	—
Income taxes	—	33	—	—	33
Balance as of June 30, 2020	$(773)	$(2)	$1	$(9)	$(783)

Reclassifications out of AOCI and into earnings were as follows (in millions):

	Three months ended June 30,
Components of AOCI	2020	2019	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$68	$22	Product sales
Cross-currency swap contract gains	51	14	Interest and other income, net
	119	36	Income before income taxes
	(26)	(8)	Provision for income taxes
	$93	$28	Net income
Available-for-sale securities:
Net realized losses	$—	$(2)	Interest and other income, net
	—	—	Provision for income taxes
	$—	$(2)	Net income

	Six months ended June 30,
Components of AOCI	2020	2019	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$117	$36	Product sales
Cross-currency swap contract losses	(82)	(28)	Interest and other income, net
	35	8	Income before income taxes
	(8)	(2)	Provision for income taxes
	$27	$6	Net income
Available-for-sale securities:
Net realized gains (losses)	$33	$(6)	Interest and other income, net
	(7)	—	Provision for income taxes
	$26	$(6)	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2020, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$175	$—	$—	$175
U.S. Treasury bills	3,399	—	—	3,399
Corporate debt securities:
Financial	—	—	—	—
Industrial	—	2	—	2
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	7,158	—	—	7,158
Other short-term interest-bearing securities	—	—	—	—
Equity securities	297	—	—	297
Derivatives:
Foreign currency contracts	—	236	—	236
Cross-currency swap contracts	—	27	—	27
Interest rate swap contracts	—	121	—	121
Total assets	$11,029	$386	$—	$11,415

Liabilities:
Derivatives:
Foreign currency contracts	$—	$26	$—	$26
Cross-currency swap contracts	—	604	—	604
Interest rate swap contracts	—	2	—	2
Contingent consideration obligations	—	—	55	55
Total liabilities	$—	$632	$55	$687

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2019, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$360	$—	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	—	1,121	—	1,121
Industrial	—	834	—	834
Other	—	198	—	198
Residential-mortgage-backed securities	—	182	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	—	289	—	289
Equity securities	303	—	—	303
Derivatives:
Foreign currency contracts	—	224	—	224
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	259	—	259
Total assets	$5,913	$3,173	$—	$9,086

Liabilities:
Derivatives:
Foreign currency contracts	$—	$31	$—	$31
Cross-currency swap contracts	—	315	—	315
Interest rate swap contracts	—	—	—	—
Contingent consideration obligations	—	—	61	61
Total liabilities	$—	$346	$61	$407

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity securities are based on quoted market prices in active markets, with no valuation adjustment.
As of June 30, 2020, our corporate debt securities are not material. We estimate the fair values of these securities by taking into consideration valuations obtained from third-party pricing services. The pricing services use industry-standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable either directly or indirectly to estimate fair value. The inputs include reported trades of and broker-dealer quotes on the same or similar securities; issuer credit spreads; benchmark securities; and other observable inputs.
Derivatives
All of our foreign currency forward derivative contracts have maturities of three years or less, and all are with counterparties that have minimum credit ratings of A– or equivalent by Standard & Poor’s Financial Services LLC (S&P), Moody’s Investors Service, Inc. (Moody’s) or Fitch Ratings, Inc. (Fitch). We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that uses an income-based industry-standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs include foreign currency exchange rates, LIBOR, swap rates and obligor credit default swap rates. In addition, inputs for our foreign currency option contracts include implied volatility measures. These inputs, when applicable, are at commonly quoted intervals. See Note 12, Derivative instruments.

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
During the three and six months ended June 30, 2020 and 2019, there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of June 30, 2020 and December 31, 2019, the aggregate fair values of our borrowings were $40.0 billion and $33.7 billion, respectively, and the carrying values were $34.2 billion and $29.9 billion, respectively.

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates associated primarily with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are offset partially by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations with regard to our international product sales, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales—primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods.
As of both June 30, 2020 and December 31, 2019, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.0 billion. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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

The notional amounts and interest rates of our cross-currency swaps as of June 30, 2020, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
1.25% 2022 euro Notes		€1,250	1.3%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%

In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the six months ended June 30, 2020, and amounts expected to be recognized during the subsequent 12 months are not material.
The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2020	2019	2020	2019
Foreign currency contracts	$(101)	$(16)	$138	$69
Cross-currency swap contracts	71	(80)	(330)	(135)
Total unrealized losses	$(30)	$(96)	$(192)	$(66)

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of June 30, 2020 and December 31, 2019, we had interest rate swap contracts with aggregate notional amounts of $7.4 billion and $9.6 billion, respectively, that hedge certain portions of our long-term debt issuances.
Interest rate swaps with an aggregate notional value of $2.2 billion were terminated during the six months ended June 30, 2020, in connection with the redemption of certain of our notes. The terminations of these interest rate swaps resulted in a gain of $17 million, recognized in Interest expense, net, in the Condensed Consolidated Statements of Income. Additionally, we terminated $5.2 billion aggregate notional amount of interest rate swaps, which resulted in the receipt of $576 million from the counterparties that was included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020. This amount will be recognized as a reduction in Interest expense, net, in the Condensed Consolidated Statements of Income over the remaining life of the underlying notes. Immediately following the terminations of these interest rate swap contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, for information on our interest rate swaps.
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

The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Current portion of long-term debt	$89	$903	$89	$4
Long-term debt	$7,816	$8,814	$589	$292
____________
(1)  Current portion of long-term debt includes $89 million of carrying value with discontinued hedging relationships as of June 30, 2020. Long-term debt includes $569 million and $136 million of carrying value with discontinued hedging relationships as of June 30, 2020 and December 31, 2019, respectively.
(2) Current portion of long-term debt includes $89 million of hedging adjustments on discontinued hedging relationships as of June 30, 2020. Long-term debt includes $469 million and $36 million of hedging adjustments on discontinued hedging relationships as of June 30, 2020 and December 31, 2019, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,908	$3	$(296)	$11,802	$14	$(642)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$68	$—	$—	$117	$—	$—
Cross-currency swap contracts	$—	$51	$—	$—	$(82)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(30)	$—	$—	$180
Derivatives designated as hedging instruments	$—	$—	$53	$—	$—	$(137)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,574	$218	$(332)	$10,860	$403	$(675)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$22	$—	$—	$36	$—	$—
Cross-currency swap contracts	$—	$14	$—	$—	$(28)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(218)	$—	$—	$(348)
Derivatives designated as hedging instruments	$—	$—	$218	$—	$—	$351
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2020, we expected to reclassify $95 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2020 and December 31, 2019, the total notional amounts of these foreign currency forward contracts were $1.3 billion and $1.2 billion, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2020 and 2019.

The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2020	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$236	Accrued liabilities/ Other noncurrent liabilities	$26
Cross-currency swap contracts	Other current assets/ Other assets	27	Accrued liabilities/ Other noncurrent liabilities	604
Interest rate swap contracts	Other current assets/ Other assets	121	Accrued liabilities/ Other noncurrent liabilities	2
Total derivatives designated as hedging instruments		384		632
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$384		$632

	Derivative assets		Derivative liabilities
December 31, 2019	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$223	Accrued liabilities/ Other noncurrent liabilities	$31
Cross-currency swap contracts	Other current assets/ Other assets	66	Accrued liabilities/ Other noncurrent liabilities	315
Interest rate swap contracts	Other current assets/ Other assets	259	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		548		346
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1		—
Total derivatives		$549		$346
Our derivative contracts that were in liability positions as of June 30, 2020, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right but not the obligation to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then-current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash provided by (used in) financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Abbreviated New Drug Application (ANDA) Patent Litigation
KYPROLIS® (carfilzomib) ANDA Patent Litigation
Onyx Therapeutics, Inc. v. Cipla Limited, et al.
On May 8, 2020, consistent with its May 4, 2020 decision and order, the U.S. District Court for the District of Delaware (the Delaware District Court) entered final judgment in favor of Onyx Therapeutics, Inc. (Onyx, a wholly-owned subsidiary of Amgen) and against Cipla Limited and Cipla USA, Inc. (collectively, Cipla) on infringement, validity and enforceability of claims 23 and 24 of U.S. Patent No. 7,417,042; claim 1 of U.S. Patent No. 8,207,125; and claim 31 of U.S. Patent No. 7,737,112 (the ’112 Patent). The Delaware District Court entered judgment in favor of Cipla and against Onyx on Cipla’s counterclaim for invalidity of claim 32 of the ’112 Patent and ordered that the effective date of any final approval by the U.S. Food and Drug Administration (FDA) of Cipla’s ANDA must be after expiration of the three asserted patents and any regulatory exclusivity to which Onyx may become entitled. The final judgment includes an injunction prohibiting Cipla from making, using, offering to sell, selling or importing into the United States Cipla’s carfilzomib product during the term of the three asserted patents.
On May 29, 2020, Cipla filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court).

Otezla® (apremilast) ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
On May 28, 2020, based on a joint request by Amgen and Emcure Pharmaceuticals Ltd. and Heritage Pharmaceuticals Inc. (collectively, Emcure), the U.S. District Court for the District of New Jersey (the New Jersey District Court) entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Emcure’s apremilast product during the term of U.S. Patent Nos. 7,427,638 (the ’638 Patent); 7,893,101 (the ’101 Patent); 9,872,854 (the ’854 Patent); and 10,092,541 (the ’541 Patent) unless authorized pursuant to a confidential settlement agreement.
On July 7, 2020, the New Jersey District Court ordered a stipulated dismissal without prejudice of all claims, counterclaims, and affirmative defenses between Amgen and Sandoz Inc. (Sandoz) with respect to U.S. Patent Nos. 8,802,717; 7,208,516; and the ’854 Patent, leaving U.S. Patent Nos. 6,962,940; 7,659,302; 8,455,536; 9,018,243; and 9,724,330; the ’638 Patent; the ’101 Patent; and the ’541 Patent asserted by Amgen against Sandoz in the litigation.
Sensipar® (cinacalcet) ANDA Patent Litigation
Amgen Inc. v. Amneal Pharmaceuticals LLC, et al. (formerly, Amgen Inc. v. Aurobindo Pharma Ltd. et al.) Consolidated Case
On July 9, 2020, the Federal Circuit Court granted a motion filed by Watson Laboratories, Inc. and Actavis Pharma, Inc. (collectively, Watson) and Amgen to dismiss Amgen’s appeals of the Delaware District Court’s judgment of noninfringement as to Watson and denial of the joint motion for indicative ruling.
A hearing on the request by Piramal Healthcare UK Limited to recover damages for being enjoined during the pendency of Amgen’s appeal will be held by the Delaware District Court during the week of December 14, 2020. No trial date has been set for the patent infringement and validity issues to be tried in the remanded case against Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC.
ENBREL (etanercept) Patent Litigation
Immunex Corporation, et al. v. Sandoz Inc., et al.
On July 1, 2020, the Federal Circuit Court affirmed the judgment of the New Jersey District Court upholding the validity of U.S. Patent Nos. 8,063,182 and 8,163,522.
Repatha® (evolocumab) Patent Litigation
Patent Disputes in the International Region
As previously disclosed, we are involved in and expect future involvement in additional disputes regarding our proprotein convertase subtilisin/kexin type 9 (PCSK9) patents in other jurisdictions and regions. This includes matters filed against us and that we have filed in the United Kingdom, Germany, France, the Netherlands, Italy, Spain and Japan.
On June 24, 2020, Amgen filed written answers to the invalidity trials initiated by Regeneron on February 12, 2020 before the Japan Patent Office seeking to invalidate Amgen’s Japanese patents that were previously held infringed by PRALUENT® and valid over challenges filed by Sanofi K.K.
NEUPOGEN® (filgrastim)/Neulasta® (pegfilgrastim) Patent Litigation
Fresenius Patent Trial and Appeal Board (PTAB) Challenge
On June 23, 2020, the PTAB of the U.S. Patent and Trademark Office terminated two proceedings filed by Fresenius Kabi USA, LLC and Fresenius Kabi SwissBioSim GmbH (collectively, Fresenius) challenging the patentability of Amgen’s U.S. Patent Nos. 9,643,997 and 9,856,287 due to a settlement between Amgen and Fresenius.
Litigation relating to our Biosimilar Products
KANJINTI® (trastuzumab-anns) Patent Litigation
Genentech, Inc. v. Amgen Inc.
On July 7, 2020, pursuant to a settlement and license agreement, Amgen and Genentech, Inc. stipulated to dismissal of the lawsuit. On July 9, 2020, the Delaware District Court closed the matter.

MVASI® (bevacizumab-awwb) Patent Litigation
Genentech, Inc. and City of Hope v. Amgen Inc.
On July 7, 2020, pursuant to a settlement and license agreement, Genentech, Inc. and City of Hope (collectively, Genentech) and Amgen stipulated to dismissal of the lawsuit. On July 9, 2020, the Delaware District Court closed the matter.
Genentech, Inc. and City of Hope v. Immunex Rhode Island Corp. and Amgen Inc.
On July 6, 2020, the Federal Circuit Court affirmed the Delaware District Court’s denial of Genentech’s request for injunction. On July 7, 2020, pursuant to a settlement and license agreement, the parties stipulated to dismissal of the lawsuit. On July 9, 2020, the Delaware District Court closed the matter.
Breach of Contract Action
Cipla Ltd. et al. v. Amgen Inc.
On July 16, 2020, Amgen and Cipla filed a stipulation of dismissal. On July 21, 2020, the Delaware District Court issued an order dismissing all pending claims between Amgen and Cipla.
Novartis Pharma AG v. Amgen Inc.
On June 9, 2020, the U.S. District Court for the Southern District of New York (the New York Southern District Court) entered an order granting Novartis Pharma AG’s (Novartis) motion for judgment on the pleadings as to count II of Novartis’s amended complaint and denying Amgen’s motions for judgment on the pleadings as to counts I, II and IV of Novartis’s amended complaint. On June 23, 2020, Amgen filed a motion for clarification and/or reconsideration of the New York Southern District Court’s June 9, 2020 order. On July 7, and July 14, 2020, respectively, Novartis and Amgen each filed its response. No trial date has been set.
Antitrust Class Action
Sensipar® Antitrust Class Actions
On July 22, 2020, the U.S. Magistrate Judge for the District of Delaware issued a recommendation to the Delaware District Court that the claims against Amgen be dismissed but recommended that leave be given to plaintiffs to amend their complaints.
Humira® Biosimilar Antitrust Class Actions
On June 8, 2020, the U.S. District Court for the Northern District of Illinois (the Illinois Northern District Court) issued an order granting the motion by the defendants Amgen, along with AbbVie Inc. and AbbVie Biotechnology Ltd., Samsung Bioepis Co., Ltd., Sandoz and Fresenius Kabi USA LLC., to dismiss the consolidated class action complaint. On June 29, 2020, the plaintiffs in the antitrust class action lawsuit filed a status report asking the Illinois Northern District Court to convert the dismissal to one with prejudice. On June 30, 2020, the Illinois Northern District Court granted the motion and the plaintiffs have 30 days therefrom to file their notice of appeal.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the period ended March 31, 2020. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2020. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products—those with the most significant annual commercial sales—are ENBREL, Prolia®, Neulasta®, Otezla®, XGEVA®, Aranesp®, KYPROLIS® and Repatha®. We also market a number of other products, including Nplate® (romiplostim), Vectibix® (panitumumab), Parsabiv® (etelcalcetide), EPOGEN® (epoetin alfa), MVASI®, KANJINTI®, Sensipar®/Mimpara®, EVENITY®(romosozumab-aqqg), BLINCYTO®, Aimovig® (erenumab-aooe), AMGEVITATM (adalimumab), NEUPOGEN®, IMLYGIC® (talimogene laherparepvec) and Corlanor® (ivabradine).
COVID-19 pandemic
A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We have taken appropriate steps to minimize the risk to our employees. Most of our employees have been working remotely, with the exception of certain essential staff that continue to report to Amgen locations. The essential staff are primarily at our manufacturing sites, working in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations and we have not experienced disruptions or shortages of our supply of medicines.

Since the beginning of the COVID-19 pandemic, we have seen changes in demand trends for some of our products, including lower demand for certain products as continuing patient access to those products has been affected by COVID-19, particularly in the early phases of the pandemic. For example, near the end of March, we began to observe a decline in sales of Prolia®, as elderly patients, who are relatively vulnerable to COVID-19, avoided doctors’ offices. Demand has since recovered to varying degrees by product as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments. However, a resurgence of infections has been observed, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as geographies respond to current local conditions.
To respond to COVID-19, we are managing our clinical development on a case-by-case basis. Patients who are already enrolled in studies continue to receive study drug, including through direct-to-patient shipments. The majority of clinical trials that were paused at the onset of the pandemic to ensure subject safety or data integrity have resumed, however we are continuing to experience impact to enrollment. We continuously monitor and reevaluate the status of studies, pausing when there is uncertainty with regard to the trial sites’ ability to ensure safety or data integrity. We remain focused on supporting our active clinical sites in providing care for these patients and in providing investigational drug supply. In addition, our R&D organization is supporting efforts to combat the COVID-19 pandemic in a number of ways, including: (i) conducting research in support of therapeutic antibodies that could diminish the impact of COVID-19 on patients, (ii) joining a public–private partnership between leading companies in our industry and U.S. government health agencies to develop a strategy for a coordinated research response, (iii) investigating Otezla® as a potential immunomodulatory treatment in adult patients hospitalized with severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) infections through platform trials and (iv) through our subsidiary deCODE Genetics, conducting a population-based study.
We continue to believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in the capital-return and other business initiatives that we plan to strategically pursue. To respond to some of the challenges experienced in the healthcare community as a result of the pandemic, we recently extended credit terms with certain customers for a subset of our products globally. In addition, in the second quarter of this year, we issued $4.0 billion of long-term debt, for general corporate purposes, including, enhancing our working capital position. For a discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Part II, Item 1A. of this Form 10-Q.

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2020. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.
Inflammation
Otezla®
•In May 2020, we announced positive top-line results from a phase 3 study to assess the efficacy of Otezla® in adults with mild-to-moderate plaque psoriasis. The study showed that oral Otezla® 30 mg twice daily achieved a statistically significant improvement, compared with placebo, in the primary endpoint of the static Physician's Global Assessment (sPGA) response (defined as an sPGA score of clear (0) or almost clear (1) with at least a 2-point reduction from baseline) at week 16.
ENBREL
•In July 2020, the Federal Circuit Court affirmed the judgment of the New Jersey District Court upholding the validity of the two patents that describe and claim ENBREL and methods for making it. See Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
Cardiovascular
Omecamtiv Mecarbil
•In May 2020, we and Cytokinetics, Incorporated, announced that the FDA granted fast-track designation for omecamtiv mecarbil, a small molecule, selective cardiac myosin activator, also called a myotrope, which directly targets the contractile mechanisms of the heart. It is being developed for the potential treatment of chronic heart failure with reduced ejection fraction (HFrEF).

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Product sales
U.S.	$4,428	$4,142	7%	$8,707	$8,133	7%
ROW	1,480	1,432	3%	3,095	2,727	13%
Total product sales	5,908	5,574	6%	11,802	10,860	9%
Other revenues	298	297	—%	565	568	(1)%
Total revenues	$6,206	$5,871	6%	$12,367	$11,428	8%
Operating expenses	$3,883	$3,193	22%	$7,689	$6,278	22%
Operating income	$2,323	$2,678	(13)%	$4,678	$5,150	(9)%
Net income	$1,803	$2,179	(17)%	$3,628	$4,171	(13)%
Diluted EPS	$3.05	$3.57	(15)%	$6.12	$6.75	(9)%
Diluted shares	592	610	(3)%	593	618	(4)%

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
Notwithstanding the effects of the COVID-19 pandemic, total product sales increased for the three and six months ended June 30, 2020, driven primarily by unit demand increases from newer brands including Otezla®, acquired in November 2019, MVASI®, KANJINTI®, EVENITY® and Repatha®. These unit demand increases were offset partially by declines in net selling prices for certain products, as well as unit demand declines for mature brands that face biosimilar or generic competition. For the remainder of 2020, we expect continued competition against our mature brands to result in both unit demand and net selling price declines.
During the initial stages of the COVID-19 pandemic, we experienced changes in demand trends for some of our products. The pandemic interrupted many physician-patient interactions which led to delays in diagnosis and treatment with varying degrees of impact across our portfolio. In general, sales of negatively affected products fell the most early in the second quarter with product demand beginning to recover in the latter weeks of the quarter. However, given the unpredictable nature of the pandemic, it is possible that there could be intermittent disruptions in physician-patient interactions going forward. See Risk Factors in Part II, Item 1A. of this Form 10-Q.
In addition, other changes in the healthcare eco-system introduce variability into product sales trends. A number of patient insurance plans (commercial and governmental) have been required to cover or have voluntarily covered 90-day prescription fills for a number of medicines, including some of our products that are used in chronic conditions. In response to the challenges the healthcare community is facing, we have extended credit terms for a subset of customers and our products. Overall, there is increased uncertainty around the timing and magnitude of our sales during the COVID-19 pandemic.
Other revenues were relatively flat for the three and six months ended June 30, 2020.
Operating expenses increased for the three and six months ended June 30, 2020, driven primarily by acquisition related expenses and commercial-related support for Otezla®, offset partially by a reduction of certain expenses as a result of COVID-19. For the remainder of 2020, we expect to continue to see the effects of our acquisition of Otezla® on our operating expenses, including increases to Cost of sales, R&D, and Selling, general and administrative (SG&A) expenses.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is offset partially by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three and six months ended June 30, 2020 and 2019.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
ENBREL	$1,246	$1,363	(9)%	$2,399	$2,514	(5)%
Prolia®	659	698	(6)%	1,313	1,290	2%
Neulasta®	593	824	(28)%	1,202	1,845	(35)%
Otezla®	561	—	*	1,040	—	*
XGEVA®	435	499	(13)%	916	970	(6)%
Aranesp®	387	436	(11)%	809	850	(5)%
KYPROLIS®	253	267	(5)%	533	512	4%
Repatha®	200	152	32%	429	293	46%
Other products	1,574	1,335	18%	3,161	2,586	22%
Total product sales	$5,908	$5,574	6%	$11,802	$10,860	9%

* Change in excess of 100%.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Selected Financial Information; and (ii) Part II, Item 1A. Risk Factors; and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2019: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, in (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Product Sales; and (ii) Part II, Item 1A. Risk Factors.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
ENBREL — U.S.	$1,213	$1,315	(8)%	$2,330	$2,421	(4)%
ENBREL — Canada	33	48	(31)%	69	93	(26)%
Total ENBREL	$1,246	$1,363	(9)%	$2,399	$2,514	(5)%

The decrease in ENBREL sales for the three and six months ended June 30, 2020, was driven primarily by lower unit demand, offset partially by favorable changes to estimated sales deductions. The decline was due, in part, to a reduction in the growth rate of the rheumatology market as a result of COVID-19. For the remainder of 2020, we expect the trend of lower unit demand to continue.
In April 2019, the FDA approved a second biosimilar version of ENBREL, and we are involved in patent litigations with the two companies seeking to market their FDA-approved biosimilar versions of ENBREL. See Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. Other companies are also developing proposed biosimilar versions of ENBREL. Companies with approved biosimilar versions of ENBREL may seek to enter the U.S. market if we are not ultimately successful in our litigations, or even earlier.

Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Prolia® — U.S.	$441	$458	(4)%	$863	$848	2%
Prolia® — ROW	218	240	(9)%	450	442	2%
Total Prolia®	$659	$698	(6)%	$1,313	$1,290	2%

Prior to the COVID-19 pandemic, Prolia® had exhibited a historical sales pattern, with the first and third quarters of each year representing lower sales than the second and fourth quarters of a year. This is primarily due to Prolia®’s six-month dosing interval. However, disruptions in patient visits as a result of COVID-19 have affected demand during the first half of 2020. Although unit demand trends improved in May and June, there was an overall decrease in global Prolia® sales for the three months ended June 30, 2020, driven primarily by lower unit demand. The increase in global Prolia® sales for the six months ended June 30, 2020, was driven by higher net selling price and to a lesser extent, unit demand, as volume growth trends were diminished by COVID-19. We expect continued variability in unit demand trends for at least the remainder of the year.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Neulasta®— U.S.	$520	$719	(28)%	$1,054	$1,612	(35)%
Neulasta®— ROW	73	105	(30)%	148	233	(36)%
Total Neulasta®	$593	$824	(28)%	$1,202	$1,845	(35)%

The decrease in global Neulasta® sales for the three and six months ended June 30, 2020, was driven by the impact of biosimilar competition on net selling price and unit demand, offset partially by increased prescribing of the Neulasta® Onpro® kit supported by the recently revised treatment recommendations from the National Comprehensive Cancer Network (NCCN) in response to COVID-19 that recommend increased use of long-acting granulocyte colony-stimulating factors (G-CSFs) in intermediate risk febrile neutropenia cancer patients. Neulasta® sales included a $98 million order from the U.S. government in the first quarter of 2019.
We face increased competition in the United States and Europe as a result of launches of biosimilar versions of Neulasta®, which has had and will continue to have a material adverse impact on sales. We also expect another biosimilar version to be approved in the future. For a discussion of ongoing patent litigations related to these and other biosimilars, see Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.
Otezla®
Total Otezla® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Otezla® — U.S.	$464	$—	*	$841	$—	*
Otezla® — ROW	97	—	*	199	—	*
Total Otezla®	$561	$—	*	$1,040	$—	*

* Change in excess of 100%.
Otezla® was acquired on November 21, 2019 and generated $561 million and $1.0 billion in sales for the three and six months ended June 30, 2020, respectively.

XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
XGEVA® — U.S.	$318	$379	(16)%	$673	$735	(8)%
XGEVA® — ROW	117	120	(3)%	243	235	3%
Total XGEVA®	$435	$499	(13)%	$916	$970	(6)%

The decrease in global XGEVA® sales for the three and six months ended June 30, 2020, was driven primarily by lower unit demand as a result of the COVID-19 pandemic, including a decrease in patient visits and treatment recommendations from the NCCN in response to COVID-19 to prioritize primary cancer treatments over bone targeting agents.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Aranesp® — U.S.	$156	$192	(19)%	$331	$374	(11)%
Aranesp® — ROW	231	244	(5)%	478	476	—%
Total Aranesp®	$387	$436	(11)%	$809	$850	(5)%

The decrease in global Aranesp® sales for the three months ended June 30, 2020, was driven by a decline in net selling price and lower unit demand. The decrease in global Aranesp® sales for the six months ended June 30, 2020, was driven primarily by a decline in net selling price.
Aranesp® faces competition from a long-acting erythropoiesis-stimulating agent (ESA). Aranesp® also faces competition from a biosimilar version of EPOGEN®. For the remainder of 2020, we expect sales to decline at a faster rate than in 2019 due to short- and long-acting competition.
KYPROLIS®
Total KYPROLIS® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
KYPROLIS® — U.S.	$167	$166	1%	$354	$320	11%
KYPROLIS® — ROW	86	101	(15)%	179	192	(7)%
Total KYPROLIS®	$253	$267	(5)%	$533	$512	4%

The decrease in global KYPROLIS® sales for the three months ended June 30, 2020, was driven by lower unit demand as a result of the COVID-19 pandemic. The increase in global KYPROLIS® sales for the six months ended June 30, 2020, was driven by an increase in net selling price and favorable changes to inventory.
We are engaged in litigation with two related companies that are challenging our material patents related to KYPROLIS® and that are seeking to market generic carfilzomib products. Separately, we have entered into confidential settlement agreements with other companies developing generic carfilzomib products, and the court has entered consent judgments enjoining those companies from infringing certain of our patents, subject to terms of the confidential settlement agreements. See Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. The FDA has reported that it has finally approved ANDAs filed by two companies for generic carfilzomib products and tentatively approved ANDAs filed by two other companies. The date of final approval of ANDAs for generic carfilzomib products is governed by the Hatch-Waxman Act and any applicable settlement agreements between the parties.

Repatha®
Total Repatha® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Repatha® — U.S.	$115	$91	26%	$239	$174	37%
Repatha® — ROW	85	61	39%	190	119	60%
Total Repatha®	$200	$152	32%	$429	$293	46%

The increase in global Repatha® sales for the three and six months ended June 30, 2020, was driven primarily by higher unit demand, offset partially by lower net selling price. The pace of new prescription growth slowed during the second quarter as a result of the COVID-19 pandemic.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Nplate®— U.S.	$107	$122	(12)%	$234	$236	(1)%
Nplate®— ROW	86	79	9%	177	154	15%
Vectibix®— U.S.	79	79	—%	159	157	1%
Vectibix®— ROW	116	117	(1)%	238	209	14%
Parsabiv® — U.S.	160	148	8%	306	257	19%
Parsabiv® — ROW	26	20	30%	55	37	49%
EPOGEN® — U.S.	161	223	(28)%	316	442	(29)%
MVASI®— U.S.	149	—	*	257	—	*
MVASI®— ROW	23	—	*	30	—	*
KANJINTI®— U.S.	101	—	*	197	—	*
KANJINTI®— ROW	22	30	(27)%	45	54	(17)%
Sensipar® — U.S.	32	43	(26)%	74	178	(58)%
Sensipar®/Mimpara® — ROW	49	79	(38)%	130	157	(17)%
EVENITY® — U.S.	40	3	*	77	3	*
EVENITY®— ROW	61	25	*	124	42	*
BLINCYTO® — U.S.	56	39	44%	113	79	43%
BLINCYTO® — ROW	37	39	(5)%	74	68	9%
Aimovig® — U.S.	98	83	18%	169	142	19%
AMGEVITATM — ROW	62	52	19%	148	83	78%
NEUPOGEN®— U.S.	28	55	(49)%	73	105	(30)%
NEUPOGEN®— ROW	21	20	5%	41	43	(5)%
Other — U.S.	23	27	(15)%	47	50	(6)%
Other — ROW	37	52	(29)%	77	90	(14)%
Total other products	$1,574	$1,335	18%	$3,161	$2,586	22%
Total U.S. — other products	$1,034	$822	26%	$2,022	$1,649	23%
Total ROW — other products	540	513	5%	1,139	937	22%
Total other products	$1,574	$1,335	18%	$3,161	$2,586	22%

* Change in excess of 100%.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Cost of sales	$1,488	$1,012	47%	$3,001	$2,067	45%
% of product sales	25.2%	18.2%		25.4%	19.0%
% of total revenues	24.0%	17.2%		24.3%	18.1%
Research and development	$964	$924	4%	$1,916	$1,803	6%
% of product sales	16.3%	16.6%		16.2%	16.6%
% of total revenues	15.5%	15.7%		15.5%	15.8%
Selling, general and administrative	$1,295	$1,260	3%	$2,611	$2,414	8%
% of product sales	21.9%	22.6%		22.1%	22.2%
% of total revenues	20.9%	21.5%		21.1%	21.1%
Other	$136	$(3)	*	$161	$(6)	*

* Change in excess of 100%.
Cost of sales
Cost of sales increased to 24.0% and 24.3% of total revenues for the three and six months ended June 30, 2020, respectively, driven by the amortization of expenses related to our acquisition of Otezla® and by the benefit of Hurricane Maria insurance proceeds in the prior year, offset partially by lower manufacturing costs.
Research and development
The increases in R&D expense for the three and six months ended June 30, 2020, were driven by higher late-stage program support, including AMG 510 (sotorasib) and biosimilar programs, and higher marketed-product support for Otezla®, offset partially by recoveries from our collaboration with BeiGene that reduced expenses in late-stage program support and in research and early pipeline.
Selling, general and administrative
The increases in SG&A expense for the three and six months ended June 30, 2020, was driven primarily by Otezla® commercial- and acquisition-related expenses, offset partially by lower spend mainly due to the COVID-19 pandemic.
Other
Other operating expenses for the three and six months ended June 30, 2020, consisted of legal settlement expenses. Other operating expenses for the three and six months ended June 30, 2019, included changes in the fair values of contingent consideration liabilities related to business combinations.
See the Overview and Selected financial information sections above for discussion of impacts to operating expenses from the COVID-19 pandemic.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense, net	$296	$332	$642	$675
Interest and other income, net	$3	$218	$14	$403
Provision for income taxes	$227	$385	$422	$707
Effective tax rate	11.2%	15.0%	10.4%	14.5%

Interest expense, net
The decrease in Interest expense, net, for the three months ended June 30, 2020, was due primarily to lower LIBOR rates on debt for which we effectively pay a variable rate of interest, offset partially by a higher average debt balance.
The decrease in Interest expense, net, for the six months ended June 30, 2020, was due primarily to lower LIBOR rates on debt for which we effectively pay a variable rate of interest, offset partially by net costs associated with the early retirement of debt.
Interest and other income, net
The decrease in Interest and other income, net, for the three and six months ended June 30, 2020, was due primarily to reduced interest income as a result of lower average cash balances and a decline in interest yields.
Income taxes
The decrease in our effective tax rate for the three and six months ended June 30, 2020, was due primarily to net favorable items in the quarter, amortization related to the Otezla® acquisition and changes in jurisdictional mix of earnings.
On March 27, 2020, in response to the COVID-19 pandemic, the president of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which provides additional economic stimulus to address the impact of the COVID-19 pandemic. We do not expect there to be any significant benefit to our income tax provision as a result of the CARES Act, and we continue to monitor for any potential tax legislation related to the COVID-19 pandemic.
As previously disclosed, we received an RAR from the IRS for the years 2010, 2011 and 2012. The RAR proposes to make significant adjustments that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continued to propose substantial adjustments. We disagree with the proposed adjustments and calculations and are pursuing resolution with the IRS administrative appeals office, which currently has jurisdiction over the matter. If we are unable to reach resolution, we will vigorously contest the proposed adjustments through the judicial process. In addition, as previously reported, in April 2020, we received draft NOPAs and subsequently in May 2020, we received an RAR from the IRS for the years 2013, 2014 and 2015, which are similar to the proposed adjustments for the years 2010, 2011 and 2012 that relate primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagree with the proposed adjustments and calculations and will pursue resolution with the IRS administrative appeals office. Final resolution of these complex matters is not likely within the next 12 months and could have a material impact on our condensed consolidated financial statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments substantially greater or less than amounts accrued.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	June 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$11,421	$8,911
Total assets	$65,011	$59,707
Current portion of long-term debt	$91	$2,953
Long-term debt	$34,133	$26,950
Stockholders’ equity	$10,659	$9,673

Cash, cash equivalents and marketable securities
We have global access to our $11.4 billion balance of cash, cash equivalents and marketable securities. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In March 2020 and December 2019, the Board of Directors declared quarterly cash dividends of $1.60 per share of common stock, which were paid on June 8, 2020 and March 6, 2020, respectively, an increase of 10% over the quarterly cash dividend paid in each quarter of 2019. In July 2020, the Board of Directors declared a quarterly dividend of $1.60 per share, which will be paid on September 8, 2020.
We have also returned capital to stockholders through our stock repurchase program. During the six months ended June 30, 2020, we executed trades to repurchase $1.5 billion of common stock. As of June 30, 2020, $4.9 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2020 and December 31, 2019. Our accumulated deficit is not expected to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. For example, we issued $5.0 billion of long-term debt during the three months ended March 31, 2020, to payoff long-term debt maturing in the near term, and $4.0 billion of long-term debt during three months ended June 30, 2020, for general corporate purposes, including, enhancing our working capital position. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant, which requires that we maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of June 30, 2020.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$4,976	$3,259
Net cash (used in) provided by investing activities	$(2,389)	$6,300
Net cash provided by (used in) financing activities	$521	$(10,979)

Operating
Cash provided by operating activities is expected to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2020, increased compared with the same period in the prior year due primarily to the favorable timing of repatriation and federal tax payments and current year monetization of interest rate swap contracts along with the timing of other working capital items, offset partially due to the timing of collections from customers as a result of our recent acquisition of Otezla®.
Investing
Cash used in investing activities during the six months ended June 30, 2020, was due primarily to our $2.6 billion equity investment in BeiGene, offset by net cash inflows related to marketable securities of $607 million. Cash provided by investing activities during the six months ended June 30, 2019, was due primarily to net cash inflows related to marketable securities of $6.6 billion. Capital expenditures for the six months ended June 30, 2020 and 2019, were $300 million and $260 million, respectively. We currently estimate 2020 spending on capital projects to be approximately $600 million.
Financing
Cash provided by financing activities during the six months ended June 30, 2020, was due primarily to net proceeds from the issuance of debt of $9.0 billion, offset substantially by repayment of debt of $5.0 billion, the payment of dividends of $1.9 billion and payments to repurchase our common stock of $1.5 billion. Cash used in financing activities during the six months ended June 30, 2019, was due primarily to payments to repurchase our common stock of $5.4 billion, repayment of debt of $3.7 billion and payment of dividends of $1.8 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
During the six months ended June 30, 2020, our critical accounting policies were changed to include our assessment of impairment of equity method investments. We review the carrying value of our equity method investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses on our equity method investments if we deem the impairment to be other-than-temporary. We deem an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time and the extent to which the fair value is below the carrying value, volatility of the security price, the financial condition of the issuer, changes in technology that may impair the earnings potential of the investment and our intent and ability to retain the investment to allow for a recovery in fair value. We believe our judgments used in assessing impairment of equity method investments are based on reasonable assumptions given the facts and circumstances as of the related dates of the assessments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference. Except as noted below, there have been no material changes during the six months ended June 30, 2020, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019.
During the six months ended June 30, 2020, we issued $9.0 billion in long-term debt with a weighted-average maturity of approximately 16 years and redeemed/repaid approximately $5.0 billion of debt, all with maturities of less than two years. These changes increased the sensitivity of fluctuations in fair value of our outstanding long-term debt resulting from changes in market interest rates. A hypothetical 100 basis point decrease in interest rates relative to interest rates at June 30, 2020 and December 31, 2019, would have resulted in increases of $4.5 billion and $3.0 billion, respectively, in the aggregate fair values of our outstanding long-term debt on each of these dates. These amounts do not consider the impact that hypothetical changes in interest rates would have on our associated interest rate swap and cross-currency swap contracts.
During the six months ended June 30, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion with respect to certain of our long-term debt, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following termination of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, and Note 12, Derivative instruments, to the condensed consolidated financial statements for further discussion.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Management determined that, as of June 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, is an ongoing global pandemic that has resulted in public and governmental efforts to contain or slow the spread of the disease, including widespread shelter-in-place orders, social distancing interventions, quarantines, travel restrictions and various forms of operational shutdowns and/or re-shutdowns. The COVID-19 pandemic and the resulting measures implemented in response to the pandemic is adversely affecting, and is expected to continue to adversely affect, a number of our business activities (including our research and development activities, clinical trials, operations, supply chains, distribution systems, product development and sales) as well as our suppliers, customers, third-party payers and patients. Due to these measures and their effects, we have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, and, in some cases, have experienced, and could continue to experience, unpredictable increases in demand for certain of our products.
Our clinical trials have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic. We have clinical work ongoing at investigational sites across the globe. A number of clinical trial sites have restricted site visits and have imposed restrictions on the initiation of new clinical trials and patient visits, to protect both site staff and patients from possible COVID-19 exposure that has stopped or slowed clinical trial activities. In response to the safety concerns related to COVID-19, we suspended enrollment and screening in clinical trials where sites are unable to perform clinical trial work due to COVID-19 or there is uncertainty around the ability of sites to ensure subject safety or data integrity. Further, the COVID-19 pandemic is expected to adversely affect our ability to continue enrollment of certain required post-marketing studies, including pediatric studies. The disruption caused by the COVID-19 pandemic to our clinical trials and our clinical trial plans and timelines may have a significant adverse effect on our product development and launches, and, in turn, on future product sales, business and results of operations. For example, to ensure patient safety we initially paused enrollment of our AMG 510 (sotorasib) Phase 1 combination cohort with Keytruda® and Phase 3 lung cancer study, and the interruption in enrollment may ultimately affect the timeline of these studies. Additionally, while we are investing in research and collaborations to potentially develop treatments for COVID-19, such activities may not result in therapeutic candidates, product approvals and/or significant commercial value being derived from potential COVID-19-related medicines.

We have experienced, and we will continue to experience, regulatory delays, including delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals as a result of the COVID-19 pandemic. The pandemic may also result in greater regulatory uncertainty. For example, the FDA and the European Medicines Agency have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including protocol deviations and adverse event reporting. However, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance. Additionally, there may be delays in ongoing or new patent office or court patent proceedings in the U.S. or internationally that may delay the outcome of such proceedings. Such delays and disruptions may have a significant adverse effect on our product development and launches, product sales, business and results of operations.
In response to COVID-19, we have activated our applicable business continuity plans, including suspending U.S. in-person meetings and interactions with the healthcare community and professionals in a substantial number of states, suspending, as a general matter, all international business travel and the majority of domestic travel within the United States, and all U.S. employees who are able to work from home have been doing so since mid-March 2020. Our ability to perform critical functions and maintain operations could be adversely affected as a result of such workforce restrictions, and the COVID-19-related support programs we have put into place for our staff, suppliers and customers are increasing our operating expenses and reducing the efficiency of our operations. Notwithstanding such support programs, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and our operations may be adversely affected. We may also experience limitations in employee resources, including as a result of sickness of employees or their families. Additionally, disruptions in public and private infrastructure, including transportation and supply chains, have further adversely affected the efficiency of our business operations. Also, the transition of the majority of our workforce to a remote work environment in response to COVID-19, as have a number of our third-party service providers, may exacerbate certain risks to our business, including, but not limited to, an increased demand for information technology resources, increased risk of social engineering and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our service providers or other third-parties. In April 2020, a vendor that provides information technology services to us experienced a cybersecurity incident that required us to disconnect our systems from this vendor. While we do not believe this cybersecurity incident has had a significant adverse effect on our operations, an extended service outage, particularly where a vendor is the single source from which we obtain services, or where a cybersecurity incident significantly affects the operation of our systems, could have a material adverse effect on our business. We may experience significant adverse effects on our commercial and clinical manufacturing activities, our operations, and our cybersecurity, and our suppliers and vendors may experience significant disruptions to their manufacturing activities and operations, and cybersecurity, as a result of the COVID-19 pandemic.
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
The legislative and regulatory environment governing our businesses is dynamic and changing frequently in response to COVID-19. More than a dozen states have taken action to help patients maintain access to prescription drugs during the COVID-19 pandemic including requiring state-regulated commercial plans to cover 90-day fills and emergency fills in certain circumstances. At the federal level, legislation has been proposed seeking to incentivize greater drug manufacturing in the United States with the stated goal of improving supply reliability in the United States. One such legislative proposal would prohibit the U.S. Department of Veterans Affairs from purchasing certain drugs that have active pharmaceutical ingredients manufactured outside the United States. While we perform a substantial majority of our commercial manufacturing activities in the United States, including in the U.S. territory of Puerto Rico, and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California, the passage of such legislation could result in foreign governments enacting retaliatory legislation or regulatory actions, which may have an adverse effect on our product sales, business and results of operations internationally. The COVID-19 pandemic has also resulted in increased interest in compulsory licenses, march-in rights or other governmental interventions, both in the United States and internationally, related to the procurement of drugs, such as the WHO’s COVID-19 Technology Access Pool initiative, which provides an approach for sharing all intellectual property, information and clinical trial data necessary to enable generic drug manufacturing. Pursuant to the declaration of a national emergency in March 2020 under the Stafford Act, state and local governments may request access to discounted pricing for certain items related to the COVID-19 response. The CARES Act implements initiatives to provide advanced payments from Medicare to healthcare providers, clinics and physicians and to require Medicare plans to provide up to a 90-day supply of Part D drugs. However, despite such initiatives and government support, there may be adverse effects on the timing and collectability of our customer receivables as a result of the COVID-19 pandemic. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and at one free-standing dialysis clinic business and consolidation of private payers may negatively affect our business. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States which may continue after the pandemic. Such a significant increase in unemployment is expected to lead to a substantial reduction in disposable income and access to health insurance which could adversely affect our product sales. Further, the substantial pressures placed on governmental and payor budgets as a result of the COVID-19 pandemic and the projected governmental budget shortfalls caused by significantly reduced economic activity during and potentially after the COVID-19 pandemic may result in greater and continued downward price pressure on biopharmaceutical products and increased intensity of stakeholder negotiations across the biopharmaceutical value chain. For example, on July 24, 2020, the Administration announced a number of executive orders intended to reduce the cost of biopharmaceuticals for patients that have the potential to increase the risks described and discussed previously in our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from third-party payers, and pricing and reimbursement pressures may affect our profitability, and such risks could materially adversely affect our product sales, business, profitability, results of operations, cash flows and financial position.
In recent weeks, the continued global spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have certain assets, including equity investments, that are exposed to market fluctuations that could, in a sustained market disruption, result in impairments. Further, the economic downturn resulting from this global pandemic has precipitated a global recession which may be of an extended duration. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
As the pandemic continues, and if conditions worsen, we expect to experience additional adverse effects on our operational and commercial activities, customer purchases and our collections of accounts receivable, it is unclear which adverse effects may be material, and it remains uncertain the degree to which these adverse effects would impact our future operational and commercial activities, customer purchases and our collections even if conditions begin to improve. With the recent relaxation of restrictions on business operations and in-person gatherings there has been a resurgence in COVID-19 infections in numerous jurisdictions, resulting in the reinstatement of stricter restrictions and shutdowns. It is expected that there will be an ebb and flow to the pandemic with different jurisdictions having higher levels of infections than others over the course of the pandemic. In addition to existing travel restrictions, jurisdictions may continue or reinstate border closures, impose or reimpose prolonged quarantines and further restrict travel and business activity, which could significantly affect our ability to support our operations and customers and the ability of our employees to get to their workplaces to discover, study, develop and produce our product candidates and products, disrupt the movement of our products through the supply chain, and prevent or discourage patients from seeking healthcare services and the administration of certain of our products. Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical products, we or our suppliers may elect to, or governments may require us or our suppliers to, allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations, customer relationships, and financial results. The rapid reallocation of resources for the treatment and prevention of COVID-19, including the production of COVID-19 vaccinations or related therapies, could also result in increased competition for, or reduced availability of, materials used in the manufacturing or distribution of our products. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships.
The COVID-19 pandemic and the volatile global economic conditions stemming from it may amplify the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially adversely affect our business, operations and financial conditions and results. For example, if a natural disaster or other potentially disruptive event occurs concurrently with the COVID-19 pandemic, such disaster or event could deplete our inventory levels and we could experience a disruption to our manufacturing or ability to supply our products. Further, the global pandemic has exacerbated geopolitical tensions, and some countries, such as China, may be especially vulnerable to such dynamics. If relations between the U.S. and China or other governments deteriorates, our business and investments in China or other such markets may also be adversely affected.
The rapid development and fluidity of the pandemic preclude any prediction as to the ultimate effect of COVID-19 on us. The duration of the measures being taken by the authorities to mitigate against the spread of COVID-19, and the extent to which such measures are effective, if at all, remain highly uncertain. We believe the magnitude and degree of COVID-19’s adverse effect on our product development, product sales, businesses, operating results, cash flows and financial condition will be driven by the severity and duration of the pandemic, the pandemic’s effect on the United States and global economies and the timing, scope and effectiveness of federal, state, local and international governmental responses to the pandemic. However, if the spread continues on at or near its current trajectory or mitigation continues to require similar levels of shelter-in-place and shut-down orders, such effect will likely grow and our product development, product sales, business, results of operations, cash flows and financial position could be materially adversely affected.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2020, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
April 1 - 30	—	$—	—	$5,540,776,983
May 1 - 31	809,677	$227.93	809,677	$5,356,226,673
June 1 - 30	1,787,649	$227.46	1,787,649	$4,949,614,503
Total	2,597,326	$227.60	2,597,326
___________
(1) Average price paid per share includes related expenses.
(2) In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

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

4.21
Officer’s Certificate of Amgen Inc., dated May 1, 2015, including forms of the Company’s 2.700% Senior Notes due 2022, 3.125% Senior Notes due 2025 and 4.400% Senior Notes due 2045. (Filed as an exhibit on Form 8-K on May 1, 2015 and incorporated herein by reference.)

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

4.27
Officer’s Certificate of Amgen Inc., dated as of May 11, 2017 including form of the Company’s 2.650% Senior Notes due 2022. (Filed as an exhibit to Form 8-K on May 11, 2017 and incorporated herein by reference.)

4.28
Officer’s Certificate of Amgen Inc., dated as of November 2, 2017, including in the form of the Company’s 3.200% Senior Notes due 2027. (Filed as an exhibit to Form 8-K on November 2, 2017 and incorporated herein by reference.)

4.29
Officer’s Certificate of Amgen Inc., dated as of February 21, 2020, including forms of the Company’s 1.900% Senior Notes due 2025, 2.200% Senior Notes due 2027, 2.450% Senior Notes due 2030, 3.150% Senior Notes due 2040 and 3.375% Senior Notes due 2050. (Filed as an exhibit to Form 8-K on February 21, 2020 and incorporated herein by reference.)

4.30
Officer’s Certificate of Amgen Inc., dated as of May 6, 2020, including form of the Company’s 2.300% Senior Notes due 2031. (Filed as an exhibit to Form 8-K on May 6, 2020 and incorporated herein by reference.)

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

10.24+	Agreement between Amgen Inc. and Peter Griffith, dated October 18, 2019. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

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

10.35
Side Letter Regarding Collaboration Agreement and Stivarga Agreement, dated February 13, 2020, by and between Onyx Pharmaceuticals, Inc. and Bayer HealthCare LLC. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

10.36
Sourcing and Supply Agreement, dated January 6, 2017, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2017 on April 27, 2017 and incorporated herein by reference.)

10.37
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

10.42
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

10.43
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

10.45
Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.46
Amendment No. 2 to Share Purchase Agreement, dated March 17, 2020, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

10.47
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.48
Amendment No. 1 to the Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2014 on February 19, 2015 and incorporated herein by reference.)

10.49*
Amendment Nos. 2 through 6 to the March 30, 2012 Collaboration Agreement between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, dated May 2 and 27 and October 2, 2016, January 31, 2018, and May 15, 2020, respectively (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

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

Amgen Inc.
(Registrant)

Date:	July 28, 2020	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)