Form 10-Q
period 2020-09-30
AMGEN INC
filed 2020-10-29
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 23, 2020, the registrant had 582,168,612 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$6,104	$5,463	$17,906	$16,323
Other revenues	319	274	884	842
Total revenues	6,423	5,737	18,790	17,165

Operating expenses:
Cost of sales	1,561	1,036	4,562	3,103
Research and development	1,062	1,001	2,978	2,804
Selling, general and administrative	1,346	1,223	3,957	3,637
Other	1	1	162	(5)
Total operating expenses	3,970	3,261	11,659	9,539

Operating income	2,453	2,476	7,131	7,626

Interest expense, net	302	313	944	988
Interest and other income, net	55	114	69	517

Income before income taxes	2,206	2,277	6,256	7,155

Provision for income taxes	185	309	607	1,016

Net income	$2,021	$1,968	$5,649	$6,139

Earnings per share:
Basic	$3.45	$3.29	$9.61	$10.08
Diluted	$3.43	$3.27	$9.54	$10.01

Shares used in calculation of earnings per share:
Basic	585	599	588	609
Diluted	589	602	592	613

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$2,021	$1,968	$5,649	$6,139
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation	14	(39)	(41)	(56)
(Losses) gains on cash flow hedges	(128)	86	(305)	27
Gains (losses) on available-for-sale securities	1	30	(20)	404
Other	(7)	—	(9)	6
Other comprehensive (loss) income, net of taxes	(120)	77	(375)	381
Comprehensive income	$1,901	$2,045	$5,274	$6,520

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,087	$6,037
Marketable securities	3,273	2,874
Trade receivables, net	4,094	4,057
Inventories	3,942	3,584
Other current assets	2,265	1,888
Total current assets	22,661	18,440

Property, plant and equipment, net	4,816	4,928
Intangible assets, net	17,254	19,413
Goodwill	14,674	14,703
Other assets	5,232	2,223
Total assets	$64,637	$59,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,161	$1,371
Accrued liabilities	8,701	8,511
Current portion of long-term debt	91	2,953
Total current liabilities	9,953	12,835

Long-term debt	34,196	26,950
Long-term deferred tax liabilities	210	606
Long-term tax liabilities	7,560	8,037
Other noncurrent liabilities	1,759	1,606

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding — 583.5 shares in 2020 and 591.4 shares in 2019	31,713	31,531
Accumulated deficit	(19,851)	(21,330)
Accumulated other comprehensive loss	(903)	(528)
Total stockholders’ equity	10,959	9,673
Total liabilities and stockholders’ equity	$64,637	$59,707

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	591.4	$31,531	$(21,330)	$(528)	$9,673
Cumulative effect of changes in accounting principles, net of tax	—	—	(2)	—	(2)
Net income	—	—	1,825	—	1,825
Other comprehensive loss, net of taxes	—	—	—	(134)	(134)
Dividends declared on common stock ($1.60 per share)	—	—	(938)	—	(938)
Issuance of common stock in connection with the Company’s equity award programs	0.9	10	—	—	10
Stock-based compensation expense	—	52	—	—	52
Tax impact related to employee stock-based compensation expense	—	(68)	—	—	(68)
Repurchases of common stock	(4.3)	—	(933)	—	(933)
Balance as of March 31, 2020	588.0	31,525	(21,378)	(662)	9,485
Net income	—	—	1,803	—	1,803
Other comprehensive loss, net of taxes	—	—	—	(121)	(121)
Issuance of common stock in connection with the Company’s equity award programs	1.0	65	—	—	65
Stock-based compensation expense	—	101	—	—	101
Tax impact related to employee stock-based compensation expense	—	(81)	—	—	(81)
Repurchases of common stock	(2.6)	—	(591)	—	(591)
Other	—	—	(2)	—	(2)
Balance as of June 30, 2020	586.4	31,610	(20,168)	(783)	10,659
Net income	—	—	2,021	—	2,021
Other comprehensive loss, net of taxes	—	—	—	(120)	(120)
Dividends declared on common stock ($1.60 per share)	—	—	(952)	—	(952)
Issuance of common stock in connection with the Company’s equity award programs	0.1	5	—	—	5
Stock-based compensation expense	—	109	—	—	109
Tax impact related to employee stock-based compensation expense	—	(11)	—	—	(11)
Repurchases of common stock	(3.0)	—	(752)	—	(752)
Balance as of September 30, 2020	583.5	$31,713	$(19,851)	$(903)	$10,959

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,649	$6,139
Depreciation, amortization and other	2,728	1,504
Deferred income taxes	(339)	(172)
Other items, net	270	169
Changes in operating assets and liabilities, net of acquisition:
Trade receivables, net	(31)	(63)
Inventories	(316)	(101)
Other assets	64	(269)
Accounts payable	(202)	(196)
Accrued income taxes, net	(301)	(128)
Long-term tax liabilities	110	(262)
Other liabilities	712	15
Net cash provided by operating activities	8,344	6,636
Cash flows from investing activities:
Purchases of marketable securities	(5,329)	(9,062)
Proceeds from sales of marketable securities	2,597	3,019
Proceeds from maturities of marketable securities	2,338	18,441
Purchases of property, plant and equipment	(435)	(430)
Purchases of equity method investments	(3,154)	(14)
Other	(34)	(282)
Net cash (used in) provided by investing activities	(4,017)	11,672
Cash flows from financing activities:
Net proceeds from issuance of debt	8,914	—
Repayment of debt	(5,000)	(4,514)
Repurchases of common stock	(2,281)	(6,608)
Dividends paid	(2,823)	(2,649)
Other	(87)	(67)
Net cash used in financing activities	(1,277)	(13,838)
Increase in cash and cash equivalents	3,050	4,470
Cash and cash equivalents at beginning of period	6,037	6,945
Cash and cash equivalents at end of period	$9,087	$11,415

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and nine months ended September 30, 2020 and 2019, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.8 billion and $8.4 billion as of September 30, 2020 and December 31, 2019, respectively.
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

Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets are now presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the former other-than-temporary-impairment model. We adopted this standard as of January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our condensed consolidated financial statements.
In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity may change the reference rate without having to dedesignate the hedging relationship. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022. We are currently evaluating the impact that this new standard will have on our condensed consolidated financial statements.

2. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of rest-of-world (ROW) revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended September 30,
	2020			2019
	U.S.	ROW	Total	U.S.	ROW	Total
Enbrel® (etanercept)	$1,289	$36	$1,325	$1,323	$43	$1,366
Prolia® (denosumab)	478	223	701	425	205	630
Neulasta® (pegfilgrastim)	484	71	555	619	92	711
Otezla® (apremilast)	439	99	538	—	—	—
XGEVA® (denosumab)	363	118	481	356	120	476
Aranesp® (darbepoetin alfa)	158	226	384	204	248	452
KYPROLIS® (carfilzomib)	173	87	260	163	103	266
Repatha® (evolocumab)	92	113	205	85	83	168
Other products	1,142	513	1,655	854	540	1,394
Total product sales(1)	$4,618	$1,486	6,104	$4,029	$1,434	5,463
Other revenues			319			274
Total revenues			$6,423			$5,737

	Nine months ended September 30,
	2020			2019
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$3,619	$105	$3,724	$3,744	$136	$3,880
Prolia®	1,341	673	2,014	1,273	647	1,920
Neulasta®	1,538	219	1,757	2,231	325	2,556
Otezla®	1,280	298	1,578	—	—	—
XGEVA®	1,036	361	1,397	1,091	355	1,446
Aranesp®	489	704	1,193	578	724	1,302
KYPROLIS®	527	266	793	483	295	778
Repatha®	331	303	634	259	202	461
Other products	3,164	1,652	4,816	2,503	1,477	3,980
Total product sales(1)	$13,325	$4,581	17,906	$12,162	$4,161	16,323
Other revenues			884			842
Total revenues			$18,790			$17,165
____________
(1)    Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2020 and 2019.

3. Income taxes
The effective tax rates for the three and nine months ended September 30, 2020, were 8.4% and 9.7%, respectively, compared with 13.6% and 14.2%, respectively, for the corresponding periods of the prior year.
The decrease in our effective tax rates for the three and nine months ended September 30, 2020, was primarily due to favorable items in the quarter, including effective settlement of certain federal income tax matters and adjustments to prior year tax liabilities, partially offset by changes in jurisdictional mix of earnings. The tax rate for the nine months ended September 30, 2020 was also favorably affected by amortization related to the Otezla® acquisition. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes and are subject to tax incentive grants through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These earnings are also subject to U.S. tax at a reduced rate of 10.5%.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. In April 2017, we received a Revenue Agent Report (RAR) from the Internal Revenue Service (IRS) for the years 2010, 2011 and 2012. The RAR proposed to make significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continues to propose substantial adjustments. We disagree with the proposed adjustments and calculations, and the matter is currently within the jurisdiction of the IRS administrative appeals office. If unable to reach resolution, we will vigorously contest the proposed adjustments through the judicial process. In addition, in May 2020, we received an RAR from the IRS for the years 2013, 2014 and 2015 proposing adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. In September 2020, we received a revised RAR that continues to propose substantial adjustments for the years 2013, 2014 and 2015. We disagree with the proposed adjustments and calculations and will pursue resolution with the IRS administrative appeals office. We are also currently under examination by a number of other state and foreign tax jurisdictions.
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
During the three and nine months ended September 30, 2020, the gross amounts of our unrecognized tax benefits (UTBs) increased $65 million and $170 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2020, if recognized, would affect our effective tax rate.

4. Earnings per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which primarily include shares that may be issued under our stock option, restricted stock and performance unit award programs (collectively, dilutive securities), as determined by using the treasury stock method.
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income (Numerator):
Net income for basic and diluted EPS	$2,021	$1,968	$5,649	$6,139

Shares (Denominator):
Weighted-average shares for basic EPS	585	599	588	609
Effect of dilutive securities	4	3	4	4
Weighted-average shares for diluted EPS	589	602	592	613

Basic EPS	$3.45	$3.29	$9.61	$10.08
Diluted EPS	$3.43	$3.27	$9.54	$10.01

For the three and nine months ended September 30, 2020 and 2019, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

5. Collaborations
On January 2, 2020, we closed our strategic collaboration with BeiGene, Ltd. (BeiGene) to expand our oncology presence in China. Under the collaboration, BeiGene commenced selling XGEVA® and will commercialize KYPROLIS® and BLINCYTO® (blinatumomab) in China, and Amgen will share profits and losses equally during the initial product-specific commercialization periods; thereafter, product rights may revert to Amgen, and Amgen will pay royalties to BeiGene on sales in China.
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
For the three and nine months ended September 30, 2020, net costs recovered from BeiGene for oncology product candidates were $57 million and $169 million, respectively, and were recorded as an offset to R&D expense in the Condensed Consolidated Statements of Income. Profit share payments and product sales between Amgen and BeiGene were not material for the three and nine months ended September 30, 2020. As of September 30, 2020, the amount owed from BeiGene for net costs recovered was $112 million, which is included in Other current assets in the Condensed Consolidated Balance Sheets. In connection with this collaboration, we acquired an ownership interest in BeiGene. See Note 6, Investments.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$172	$2	$—	$174
U.S. Treasury bills	6,399	—	—	6,399
Corporate debt securities:
Financial	—	—	—	—
Industrial	—	—	—	—
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	5,016	—	—	5,016
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$11,587	$2	$—	$11,589

Types of securities as of December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$359	$1	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	1,108	13	—	1,121
Industrial	824	10	—	834
Other	195	3	—	198
Residential-mortgage-backed securities	181	1	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	289	—	—	289
Total interest-bearing securities	$8,206	$28	$—	$8,234

The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2020	December 31, 2019
Cash and cash equivalents	$8,316	$5,360
Marketable securities	3,273	2,874
Total interest-bearing securities	$11,589	$8,234

Cash and cash equivalents in the above table excludes bank account cash of $771 million and $677 million as of September 30, 2020 and December 31, 2019, respectively.

The fair values of interest-bearing securities by contractual maturity, except for residential-mortgage-backed securities that do not have a single maturity date, were as follows (in millions):

Contractual maturities	September 30, 2020	December 31, 2019
Maturing in one year or less	$11,536	$5,629
Maturing after one year through three years	53	2,304
Maturing after three years through five years	—	119
Residential-mortgage-backed securities	—	182
Total interest-bearing securities	$11,589	$8,234

For the three months ended September 30, 2020, realized gains and losses on interest-bearing securities were not material. For the three months ended September 30, 2019, realized gains and losses on interest-bearing securities were $21 million and $24 million, respectively. For the nine months ended September 30, 2020 and 2019, realized gains on interest-bearing securities were $37 million and $23 million, respectively, and realized losses on interest-bearing securities were $4 million and $32 million, respectively. Realized gains and losses on interest-bearing securities are recorded in Interest and other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments primarily issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Equity securities
We held investments in equity securities with readily determinable fair values (publicly traded securities) of $376 million and $303 million as of September 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2020 and 2019, unrealized gains and losses on publicly traded securities were a net gain of $60 million and a net loss of $15 million, respectively. For the nine months ended September 30, 2020 and 2019, unrealized gains and losses on publicly traded securities were net gains of $65 million and $42 million, respectively. Realized gains and losses on publicly traded securities for the three and nine months ended September 30, 2020 and 2019, were not material.
We held investments of $170 million and $176 million in equity securities without readily determinable fair values as of September 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on these securities, including adjustments to the carrying values of these securities, were not material for the three and nine months ended September 30, 2020 and 2019.
Equity method investments
Limited partnerships
We held limited partnership investments of $366 million and $320 million as of September 30, 2020 and December 31, 2019, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2020, unfunded additional commitments to be made for these investments during the next several years were not material. For the three months ended September 30, 2020 and 2019, net gains recognized from our limited partnership investments were $63 million and $5 million, respectively. For the nine months ended September 30, 2020 and 2019, net gains recognized from our limited partnership investments were $73 million and $29 million, respectively.

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
During the three and nine months ended September 30, 2020, we recognized an increase in the carrying value of our investment by purchasing additional shares to maintain our ownership interest for an aggregate cost of $505 million and recognized $23 million for the impact of other BeiGene ownership transactions. The carrying value of the investment during the three and nine months ended September 30, 2020, was reduced for our share of BeiGene’s net losses of $68 million and $143 million, respectively, and amortization of the basis difference of $36 million and $72 million, respectively.
As of September 30, 2020, the carrying and fair values of our approximately 20.4% ownership interest in BeiGene totaled $3.0 billion and $5.3 billion, respectively. As of September 30, 2020, we believe the carrying value of our equity investment in BeiGene is fully recoverable. See Note 1, Summary of significant accounting policies, for factors considered in determining our conclusion. For information on a collaboration agreement we entered into with BeiGene in connection with this investment, see Note 5, Collaborations.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Raw materials	$496	$358
Work in process	2,551	2,227
Finished goods	895	999
Total inventories	$3,942	$3,584

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Nine months ended September 30, 2020
Beginning balance	$14,703
Currency translation adjustment	(29)
Ending balance	$14,674

Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2020			December 31, 2019
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,572	$(9,998)	$15,574	$25,575	$(8,322)	$17,253
Licensing rights	3,747	(2,710)	1,037	3,761	(2,398)	1,363
Marketing-related rights	1,365	(1,019)	346	1,382	(965)	417
Research and development technology rights	1,295	(1,028)	267	1,273	(947)	326
Total finite-lived intangible assets	31,979	(14,755)	17,224	31,991	(12,632)	19,359
Indefinite-lived intangible assets:
In-process research and development	30	—	30	54	—	54
Total other intangible assets	$32,009	$(14,755)	$17,254	$32,045	$(12,632)	$19,413

Developed-product-technology rights consists of rights related to marketed products. Licensing rights primarily consists of contractual rights to receive future milestone, royalty and profit-sharing payments; capitalized payments to third parties for milestones related to regulatory approvals to commercialize products; and up-front payments associated with royalty obligations for marketed products. Marketing-related rights primarily consists of rights related to the sale and distribution of marketed products. R&D technology rights pertains to technologies used in R&D that have alternative future uses.
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
During the three months ended September 30, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $708 million and $318 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $2.1 billion and $948 million, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining three months ending December 31, 2020, and the years ending December 31, 2021, 2022, 2023, 2024 and 2025, are $0.7 billion, $2.6 billion, $2.5 billion, $2.4 billion, $2.4 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2020	December 31, 2019
4.50% notes due 2020 (4.50% 2020 Notes)	$—	$300
2.125% notes due 2020 (2.125% 2020 Notes)	—	750
Floating Rate Notes due 2020	—	300
2.20% notes due 2020 (2.20% 2020 Notes)	—	700
3.45% notes due 2020 (3.45% 2020 Notes)	—	900
4.10% notes due 2021 (4.10% 2021 Notes)	—	1,000
1.85% notes due 2021 (1.85% 2021 Notes)	—	750
3.875% notes due 2021 (3.875% 2021 Notes)	1,450	1,750
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	1,465	1,402
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
2.65% notes due 2022 (2.65% 2022 Notes)	1,500	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	760	725
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	—
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	879	841
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	614	630
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	—
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	904	928
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	552
6.90% notes due 2038 (6.90% 2038 Notes)	254	291
6.40% notes due 2039 (6.40% 2039 Notes)	333	466
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	—
5.75% notes due 2040 (5.75% 2040 Notes)	373	412
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	974
5.65% notes due 2042 (5.65% 2042 Notes)	415	487
5.375% notes due 2043 (5.375% 2043 Notes)	185	261
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	—
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
2.77% notes due 2053 (2.77% 2053 Notes)	940	—
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,196)	(868)
Fair value adjustments	643	296
Other	5	—
Total carrying value of debt	34,287	29,903
Less current portion	(91)	(2,953)
Total long-term debt	$34,196	$26,950
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.

Debt issuances and repayments
During the nine months ended September 30, 2020, we issued debt securities in the following offerings:
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
A portion of the proceeds from the issuance of the notes in February 2020 was used to redeem the 3.45% 2020 Notes, the 4.10% 2021 Notes, the 1.85% 2021 Notes and the $300 million aggregate principal amount of our 3.875% 2021 Notes. In connection with the redemption of these notes, we paid a total of $50 million in make-whole amounts plus associated accrued and unpaid interest, all of which was recognized in Interest expense, net, in the Condensed Consolidated Statements of Income. In addition to these redemptions, the 4.50% 2020 Notes, the 2.125% 2020 Notes, the Floating Rate 2020 Notes and the 2.20% 2020 Notes matured and were repaid during the nine months ended September 30, 2020.
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

The effective interest rates on notes for which we have entered into interest rate swap contracts and the related notional amounts of these contracts were as follows (dollar amounts in millions):

	September 30, 2020		December 31, 2019
Notes	Notional amounts	Effective interest rates	Notional amounts	Effective interest rates
3.45% 2020 Notes	$—	LIBOR + 1.1%	$900	LIBOR + 1.1%
4.10% 2021 Notes	—	LIBOR + 1.7%	1,000	LIBOR + 1.7%
3.875% 2021 Notes	1,450	LIBOR + 2.0%	1,750	LIBOR + 2.0%
3.625% 2022 Notes	750	LIBOR + 2.7%	750	LIBOR + 1.6%
3.625% 2024 Notes	1,400	LIBOR + 3.2%	1,400	LIBOR + 1.4%
3.125% 2025 Notes	1,000	LIBOR + 1.8%	1,000	LIBOR + 0.9%
2.60% 2026 Notes	1,250	LIBOR + 1.8%	1,250	LIBOR + 0.3%
4.663% 2051 Notes(1)	1,500	LIBOR + 2.6%	1,500	LIBOR + 0.0%
Total notional amounts	$7,350		$9,550
____________
(1)     Excludes an additional 1.5% of interest for the difference between the coupon rate paid to noteholders and the fixed rate received under the interest rate swap contracts.
Debt exchange
During the three months ended September 30, 2020, we completed a private offering to exchange portions of certain outstanding senior notes due 2037 through 2043 (collectively, Old Notes), listed below, for the $940 million principal amount of the newly issued 2.77% 2053 Notes (the Exchange Offer).
The following principal amounts of each series of Old Notes were validly tendered and subsequently cancelled in connection with the Exchange Offer (in millions):

Principal amount exchanged
6.375% 2037 Notes	$74
6.90% 2038 Notes	37
6.40% 2039 Notes	133
5.75% 2040 Notes	39
5.15% 2041 Notes	245
5.65% 2042 Notes	72
5.375% 2043 Notes	76

The 2.77% 2053 Notes bear interest at a lower fixed coupon rate while requiring higher principal repayment at a later maturity date as compared to those of the Old Notes that were exchanged. There were no other significant changes to the terms between the Old Notes and the 2.77% 2053 Notes. In connection with the Exchange Offer, $85 million was paid to holders of the Old Notes (the cash consideration).
The Exchange Offer was accounted for as a debt modification, and accordingly, deferred financing costs and discounts associated with the Old Notes, the cash consideration and the $264 million discount associated with the 2.77% 2053 Notes are being accreted over the term of these newly issued notes and recorded as Interest expense, net in the Condensed Consolidated Statements of Income.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2020		2019
	Shares	Dollars	Shares	Dollars
First quarter	4.3	$933	15.9	$3,031
Second quarter	2.6	591	13.1	2,349
Third quarter	3.0	752	6.2	1,170
Total stock repurchases	9.9	$2,276	35.2	$6,550

In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion. As of September 30, 2020, $4.2 billion of authorization remained available under our stock repurchase program.
Dividends
In July 2020, March 2020 and December 2019, the Board of Directors declared quarterly cash dividends of $1.60 per share, which were paid in September 2020, June 2020 and March 2020, respectively. In October 2020, the Board of Directors declared a quarterly dividend of $1.60 per share, which will be paid on December 8, 2020.
Accumulated other comprehensive income (loss)
The components of Accumulated other comprehensive income (loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2019	$(718)	$175	$22	$(7)	$(528)
Foreign currency translation adjustments	(52)	—	—	—	(52)
Unrealized (losses) gains	—	(162)	8	—	(154)
Reclassification adjustments to income	—	84	(33)	—	51
Other	—	—	—	(2)	(2)
Income taxes	—	17	6	—	23
Balance as of March 31, 2020	(770)	114	3	(9)	(662)
Foreign currency translation adjustments	(3)	—	—	—	(3)
Unrealized losses	—	(30)	(2)	—	(32)
Reclassification adjustments to income	—	(119)	—	—	(119)
Other	—	—	—	—	—
Income taxes	—	33	—	—	33
Balance as of June 30, 2020	(773)	(2)	1	(9)	(783)
Foreign currency translation adjustments	14	—	—	—	14
Unrealized gains	—	60	1	—	61
Reclassification adjustments to income	—	(224)	—	—	(224)
Other	—	—	—	(7)	(7)
Income taxes	—	36	—	—	36
Balance as of September 30, 2020	$(759)	$(130)	$2	$(16)	$(903)

Reclassifications out of AOCI and into earnings were as follows (in millions):

	Three months ended September 30,
Components of AOCI	2020	2019	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$41	$26	Product sales
Cross-currency swap contract gains (losses)	183	(64)	Interest and other income, net
	224	(38)	Income before income taxes
	(49)	8	Provision for income taxes
	$175	$(30)	Net income
Available-for-sale securities:
Net realized losses	$—	$(3)	Interest and other income, net
	—	—	Provision for income taxes
	$—	$(3)	Net income

	Nine months ended September 30,
Components of AOCI	2020	2019	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$158	$62	Product sales
Cross-currency swap contract gains (losses)	101	(92)	Interest and other income, net
	259	(30)	Income before income taxes
	(57)	6	Provision for income taxes
	$202	$(24)	Net income
Available-for-sale securities:
Net realized gains (losses)	$33	$(9)	Interest and other income, net
	(7)	—	Provision for income taxes
	$26	$(9)	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2020, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$174	$—	$—	$174
U.S. Treasury bills	6,399	—	—	6,399
Corporate debt securities:
Financial	—	—	—	—
Industrial	—	—	—	—
Other	—	—	—	—
Residential-mortgage-backed securities	—	—	—	—
Money market mutual funds	5,016	—	—	5,016
Other short-term interest-bearing securities	—	—	—	—
Equity securities	376	—	—	376
Derivatives:
Foreign currency contracts	—	111	—	111
Cross-currency swap contracts	—	124	—	124
Interest rate swap contracts	—	109	—	109
Total assets	$11,965	$344	$—	$12,309

Liabilities:
Derivatives:
Foreign currency contracts	$—	$88	$—	$88
Cross-currency swap contracts	—	481	—	481
Interest rate swap contracts	—	4	—	4
Contingent consideration obligations	—	—	54	54
Total liabilities	$—	$573	$54	$627

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2019, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$360	$—	$—	$360
U.S. Treasury bills	—	—	—	—
Corporate debt securities:
Financial	—	1,121	—	1,121
Industrial	—	834	—	834
Other	—	198	—	198
Residential-mortgage-backed securities	—	182	—	182
Money market mutual funds	5,250	—	—	5,250
Other short-term interest-bearing securities	—	289	—	289
Equity securities	303	—	—	303
Derivatives:
Foreign currency contracts	—	224	—	224
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	259	—	259
Total assets	$5,913	$3,173	$—	$9,086

Liabilities:
Derivatives:
Foreign currency contracts	$—	$31	$—	$31
Cross-currency swap contracts	—	315	—	315
Interest rate swap contracts	—	—	—	—
Contingent consideration obligations	—	—	61	61
Total liabilities	$—	$346	$61	$407

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
During the three and nine months ended September 30, 2020 and 2019, there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of September 30, 2020 and December 31, 2019, the aggregate fair values of our borrowings were $40.1 billion and $33.7 billion, respectively, and the carrying values were $34.3 billion and $29.9 billion, respectively.

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates primarily associated with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations with regard to our international product sales, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales—primarily over a three-year time horizon, with, at any given point in time, a higher percentage of nearer-term projected product sales being hedged than in successive periods.
As of September 30, 2020 and December 31, 2019, we had outstanding foreign currency forward contracts with aggregate notional amounts of $4.8 billion and $5.0 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2020, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
1.25% 2022 euro Notes		€1,250	1.3%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%

In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the nine months ended September 30, 2020, and amounts expected to be recognized during the subsequent 12 months are not material.
The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2020	2019	2020	2019
Foreign currency contracts	$(163)	$176	$(25)	$245
Cross-currency swap contracts	223	(105)	(107)	(240)
Total unrealized gains (losses)	$60	$71	$(132)	$5

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of September 30, 2020 and December 31, 2019, we had interest rate swap contracts with aggregate notional amounts of $7.4 billion and $9.6 billion, respectively, that hedge certain portions of our long-term debt issuances.
Interest rate swaps with an aggregate notional value of $2.2 billion were terminated during the nine months ended September 30, 2020, in connection with the redemption of certain of our notes. The terminations of these interest rate swaps resulted in a gain of $17 million, recognized in Interest expense, net, in the Condensed Consolidated Statements of Income. Additionally, we terminated $5.2 billion aggregate notional amount of interest rate swaps, which resulted in the receipt of $576 million from the counterparties that was included in Net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020. This amount will be recognized as a reduction in Interest expense, net, in the Condensed Consolidated Statements of Income over the remaining life of the underlying notes. Immediately following the terminations of these interest rate swap contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, for information on our interest rate swaps.
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

The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Current portion of long-term debt	$89	$903	$89	$4
Long-term debt	$7,782	$8,814	$554	$292
____________
(1)     Current portion of long-term debt includes $89 million of carrying value with discontinued hedging relationships as of September 30, 2020. Long-term debt includes $547 million and $136 million of carrying value with discontinued hedging relationships as of September 30, 2020 and December 31, 2019, respectively.
(2)    Current portion of long-term debt includes $89 million of hedging adjustments on discontinued hedging relationships as of September 30, 2020. Long-term debt includes $447 million and $36 million of hedging adjustments on discontinued hedging relationships as of September 30, 2020 and December 31, 2019, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,104	$55	$(302)	$17,906	$69	$(944)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$41	$—	$—	$158	$—	$—
Cross-currency swap contracts	$—	$183	$—	$—	$101	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$35	$—	$—	$215
Derivatives designated as hedging instruments	$—	$—	$(13)	$—	$—	$(150)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Product sales	Interest and other income, net	Interest (expense), net	Product sales	Interest and other income, net	Interest (expense), net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,463	$114	$(313)	$16,323	$517	$(988)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$26	$—	$—	$62	$—	$—
Cross-currency swap contracts	$—	$(64)	$—	$—	$(92)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(96)	$—	$—	$(444)
Derivatives designated as hedging instruments	$—	$—	$96	$—	$—	$447
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2020, we expected to reclassify $34 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2020 and December 31, 2019, the total notional amounts of these foreign currency forward contracts were $1.0 billion and $1.2 billion, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2020 and 2019.
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2020	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$111	Accrued liabilities/ Other noncurrent liabilities	$88
Cross-currency swap contracts	Other current assets/ Other assets	124	Accrued liabilities/ Other noncurrent liabilities	481
Interest rate swap contracts	Other current assets/ Other assets	109	Accrued liabilities/ Other noncurrent liabilities	4
Total derivatives designated as hedging instruments		344		573
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$344		$573

	Derivative assets		Derivative liabilities
December 31, 2019	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$223	Accrued liabilities/ Other noncurrent liabilities	$31
Cross-currency swap contracts	Other current assets/ Other assets	66	Accrued liabilities/ Other noncurrent liabilities	315
Interest rate swap contracts	Other current assets/ Other assets	259	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		548		346
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	1	Accrued liabilities	—
Total derivatives not designated as hedging instruments		1		—
Total derivatives		$549		$346

Our derivative contracts that were in liability positions as of September 30, 2020, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then-current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
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
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019; or in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:

Abbreviated New Drug Application (ANDA) Patent Litigation
Otezla® ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
On August 6, 2020, based on a joint request by Amgen and Mankind Pharma Ltd. (Mankind), the U.S. District Court for the District of New Jersey (the New Jersey District Court) entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Mankind’s apremilast product during the term of U.S. Patent Nos. 6,962,940 (the ’940 Patent); 7,659,302 (the ’302 Patent); 8,455,536 (the ’536 Patent); 9,018,243 (the ’243 Patent); 9,724,330 (the ’330 Patent); 7,427,638 (the ’638 Patent); 7,893,101 (the ’101 Patent); and 10,092,541 (the ’541 Patent), unless authorized pursuant to a confidential settlement agreement. On August 14, 2020, based on a joint request by Amgen and Macleods Pharmaceuticals Ltd. (Macleods), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Macleods’s apremilast product during the term of the ’638 Patent and the ’541 Patent, unless authorized pursuant to a confidential settlement agreement. On October 7, 2020, based on a joint request by Amgen and Amneal Pharmaceuticals LLC (Amneal), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Amneal’s apremilast product during the term of the ’101 Patent, the ’940 Patent, the ’638 Patent, the ’302 Patent, the ’536 Patent, the ’243 Patent, the ’330 Patent and the ’541 Patent, unless authorized pursuant to a confidential settlement agreement.
Trial in the consolidated action against the remaining defendants is scheduled to commence on June 14, 2021.
Sensipar® (cinacalcet) ANDA Patent Litigation
On September 8, 2020, the U.S. District Court for the District of Delaware (the Delaware District Court) entered judgment of validity and infringement of our U.S. Patent No. 9,375,405 (the ’405 Patent) in the lawsuit filed against Amneal Pharmaceuticals LLC and Amneal Pharmaceuticals of New York, LLC (collectively, Amneal) and, except to the extent specifically authorized in a confidential settlement agreement, enjoined Amneal from infringing the ’405 Patent by making, using, selling, offering to sell or importing Amneal’s cinacalcet product during the term of the patent.
A hearing before the Delaware District Court on the request of Piramal Healthcare UK Limited (Piramal) to recover damages for being enjoined during the pendency of Amgen’s appeal has been rescheduled for February 21, 2021. On October 14, 2020, the Delaware District Court issued an order permitting Slate Run Pharmaceuticals, LLC, Piramal’s business partner, to intervene in the pending action.
ENBREL Patent Litigation
Immunex Corporation, et al. v. Sandoz Inc., et al.
On September 29, 2020, the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) denied the petition for rehearing of Sandoz Inc., Sandoz International GmbH and Sandoz GmbH filed on July 31, 2020.
Repatha Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
On October 21, 2020, the Federal Circuit Court set the hearing on Amgen’s appeal for December 9, 2020.
NEUPOGEN® (filgrastim)/Neulasta® Patent Litigation
Apotex Patent Trial and Appeal Board (PTAB) Challenge
On July 14, 2020, Amgen and Apotex Inc. and Apotex Corp. (Apotex) filed a joint motion to terminate the inter partes review proceedings stating that there is no current dispute between the parties with respect to U.S. Patent No. 8,952,138 (the ’138 Patent). On July 29, 2020, the United States government filed a petition for writ of certiorari with respect to the cases that the Federal Circuit Court remanded to the PTAB of the U.S. Patent and Trademark Office, including the case regarding the ’138 Patent, for proceedings consistent with its decision in Arthrex Inc. v. Smith & Nephew, Inc., 941 F.3d 1320 (Fed. Cir. 2019), requesting that such remanded cases be held pending the U.S. Supreme Court’s disposition of the petition for writ of certiorari in United States v. Arthrex, Inc., No. 19-1434. On August 25, 2020, Amgen filed its response to the United States government’s petition for writ of certiorari indicating that Amgen did not intend to respond unless requested by the U.S. Supreme Court.

Amgen Inc., et al. v. Pfizer Inc. et al.
On July 10, 2020, Pfizer Inc. and Hospira Inc. (collectively, Pfizer) requested that the Delaware District Court stay the patent infringement lawsuit Amgen filed against Pfizer on U.S. Patent No. 10,577,392 (the ’392 Patent) until the co-pending patent infringement lawsuit on U.S. Patent No. 9,643,997 is resolved. Amgen has opposed Pfizer’s motion for a stay and seeks to avoid delay in the Delaware District Court’s resolution of the ’392 Patent dispute.
Breach of Contract Action
Novartis Pharma AG v. Amgen Inc.
On September 14, 2020, Amgen’s motion for clarification and/or reconsideration of the U.S. District Court for the Southern District of New York’s June 9, 2020 order was denied.
Antitrust Class Action
Sensipar® Antitrust Class Actions
On August 5, 2020, the plaintiffs filed objections to the U.S. Magistrate Judge for the District of Delaware’s report and recommendation issued on July 22, 2020. On August 19, 2020, Amgen filed a response to the plaintiffs’ objections.
Humira® Biosimilar Antitrust Class Actions
On July 28, 2020, the plaintiffs in the antitrust class action lawsuit filed a notice of appeal. On October 5, 2020, the plaintiffs filed their opening brief to the U.S. Court of Appeals for the Seventh Circuit. Amicus briefs were filed on behalf of the plaintiffs, including one by the Federal Trade Commission and one on behalf of 20 states, both filed on October 13, 2020.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products—those with the most significant annual commercial sales—are ENBREL, Prolia®, Neulasta®, Otezla®, XGEVA®, Aranesp®, KYPROLIS® and Repatha®. We also market a number of other products, including Nplate® (romiplostim), Vectibix® (panitumumab), Parsabiv® (etelcalcetide), MVASI® (bevacizumab-awwb), EPOGEN® (epoetin alfa), KANJINTI® (trastuzumab-anns), BLINCYTO®, Aimovig® (erenumab-aooe), EVENITY® (romosozumab-aqqg), Sensipar®/Mimpara®, AMGEVITATM (adalimumab), NEUPOGEN®, IMLYGIC® (talimogene laherparepvec) and Corlanor® (ivabradine).
COVID-19 pandemic
A novel strain of coronavirus (SARS-CoV-2, or severe acute respiratory syndrome coronavirus 2, causing coronavirus disease 19, or COVID-19) was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020. We have been carefully monitoring the COVID-19 pandemic and its impact on our global operations. We have taken appropriate steps to minimize the risk to our employees. A significant number of our employees have been working remotely, with the exception of certain staff that require access to our manufacturing and laboratory research facilities, in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations, and we have not experienced disruptions or shortages of our supply of medicines.

Since the beginning of the COVID-19 pandemic, we have seen changes in demand trends for some of our products, including lower demand for certain products as continuing patient access to those products has been affected by COVID-19, particularly in the early phases of the pandemic. For example, near the end of March, we began to observe a decline in sales of Prolia®, as elderly patients, who are relatively more vulnerable to COVID-19, avoided doctors’ offices. Demand has since recovered to varying degrees by product as local conditions improved in certain geographies that opened after an initial improvement in COVID-19 infection rates, allowing patients to resume receiving their treatments. During the third quarter, our own efforts remain focused on assisting patients with improving their continuity of care to increase product access as compared to what they experienced during the earlier stages of the pandemic. Recently, higher infections have been observed in certain geographies, including the United States and Europe, which may further restrict demand similar to early phases of the pandemic. As a result, we expect to see continued volatility through at least the duration of the pandemic as governments respond to current local conditions.
The majority of clinical trials that were paused at the onset of the pandemic to ensure subject safety or data integrity have resumed. While some study enrollments are increasing, overall study recruitment continues to be impacted by the pandemic. We continuously monitor and reevaluate the status of studies, pausing when uncertainty arises with regard to the trial sites’ ability to ensure safety or data integrity. We remain focused on supporting our active clinical sites in providing care for these patients and in providing investigational drug supply. In addition, our R&D organization is supporting efforts to combat the COVID-19 pandemic in a number of ways, including by (i) conducting research in support of therapeutic antibodies that could diminish the impact of COVID-19 on patients, (ii) joining a public–private partnership between leading companies in our industry and U.S. government health agencies to develop a strategy for a coordinated research response and (iii) investigating Otezla® as a potential immunomodulatory treatment in adult patients hospitalized with severe COVID-19 infections through platform trials.
We continue to believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in the capital-return and other business initiatives that we plan to strategically pursue. In addition, in the second quarter of this year, we issued $4.0 billion of long-term debt for general corporate purposes, including enhancing our working capital position. For a discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Part II, Item 1A. of this Form 10-Q.

Significant developments
Following is a summary of selected significant developments affecting our business that have occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2020. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.
Oncology/Hematology
KYPROLIS®
•In August 2020, we announced that the U.S. Food and Drug Administration (FDA) had approved the expansion of the KYPROLIS® U.S. prescribing information to include its use in combination with DARZALEX® (daratumumab) plus dexamethasone (DKd) in two dosing regimens — once weekly and twice weekly — for the treatment of patients with relapsed or refractory multiple myeloma (R/R MM) who have received one to three previous lines of therapy.

Sotorasib
•In September 2020, we announced updated phase 1 data evaluating sotorasib in 129 patients across multiple advanced solid tumors with KRAS G12C mutation, which were published in the New England Journal of Medicine. Data from 59 patients with advanced non-small cell lung cancer (NSCLC) were also featured in an oral presentation at a September 2020 medical conference. In the patients with advanced NSCLC who were treated with the 960 mg daily dose, the confirmed objective response rate (ORR) was 35.3%. Across all dose levels, the confirmed ORR was 32.2% with median duration of response of 10.9 months and median progression-free survival of 6.3 months; 10 of 19 responders were still in response as of the data cutoff.
•In October 2020, we announced topline phase 2 results in 126 patients with KRAS G12C-mutant advanced NSCLC. Sotorasib demonstrated an objective response rate (primary endpoint) consistent with previously reported phase 1 data in patients taking the 960 mg daily dose. Other measures of efficacy, including duration of response, were promising, and more than half of the responders were still on treatment and continuing to respond as of the data cutoff date. The results of this phase 2 study are potentially registrational, and a phase 3 confirmatory study comparing sotorasib to docetaxel is currently recruiting patients with KRAS G12C-mutant advanced NSCLC.
Cardiovascular
Omecamtiv mecarbil
•In October 2020, along with collaborator Cytokinetics and funding and strategic partner Servier, we announced topline results from the phase 3 trial of omecamtiv mecarbil in patients with heart failure with reduced ejection fraction (HFrEF). The trial met its primary composite efficacy endpoint and demonstrated a statistically significant effect to reduce cardiovascular (CV) death or heart failure events compared to placebo in patients with standard of care (hazard ratio: 0.92; 95% confidence interval: 0.86, 0.99, p-value=0.0252). No reduction in the secondary endpoint of CV death was observed.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Product sales
U.S.	$4,618	$4,029	15%	$13,325	$12,162	10%
ROW	1,486	1,434	4%	4,581	4,161	10%
Total product sales	6,104	5,463	12%	17,906	16,323	10%
Other revenues	319	274	16%	884	842	5%
Total revenues	$6,423	$5,737	12%	$18,790	$17,165	9%
Operating expenses	$3,970	$3,261	22%	$11,659	$9,539	22%
Operating income	$2,453	$2,476	(1)%	$7,131	$7,626	(6)%
Net income	$2,021	$1,968	3%	$5,649	$6,139	(8)%
Diluted EPS	$3.43	$3.27	5%	$9.54	$10.01	(5)%
Diluted shares	589	602	(2)%	592	613	(3)%

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
Total product sales increased for the three and nine months ended September 30, 2020, primarily driven by unit demand increases from newer brands including Otezla®, acquired in November 2019, MVASI®, KANJINTI® and Repatha®. These unit demand increases were partially offset by declines in net selling prices for certain products, unit demand declines for mature brands that face biosimilar or generic competition and the effects of the COVID-19 pandemic. For the remainder of 2020, we expect that continued competition against our mature brands will result in both unit demand and net selling price declines. Looking forward, we also expect increasing competition against our biosimilar products.
During the initial stages of the COVID-19 pandemic, we experienced changes in demand trends for some of our products. The pandemic interrupted many physician–patient interactions, which led to delays in diagnosis and treatment, with varying degrees of impact across our portfolio. In general, sales of negatively affected products fell the most in the early part of the second quarter, with product demand beginning to recover in the later weeks of the second quarter and continuing through the third quarter. However, given the unpredictable nature of the pandemic, it is possible that there could be intermittent disruptions in physician–patient interactions going forward and thus we continue to expect quarter-to-quarter variability. See Risk Factors in Part II, Item 1A. of this Form 10-Q.
In addition, other changes in the healthcare ecosystem introduce variability into product sales trends. For example, changes in U.S. employment could lead to changes to the insured population, with growth in Medicaid enrollees and uninsured individuals having a negative impact on revenues. Overall, there is increased uncertainty around the timing and magnitude of our sales during the COVID-19 pandemic.
Other revenues increased for the three and nine months ended September 30, 2020, primarily driven by higher royalties.
Operating expenses increased for the three and nine months ended September 30, 2020, primarily driven by acquisition- and commercial-related expenses for Otezla®. For the remainder of 2020, we expect operating expenses to continue to see the effects of our acquisition of Otezla® and to exhibit our historical expense patterns.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is partially offset by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three and nine months ended September 30, 2020 and 2019.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
ENBREL	$1,325	$1,366	(3)%	$3,724	$3,880	(4)%
Prolia®	701	630	11%	2,014	1,920	5%
Neulasta®	555	711	(22)%	1,757	2,556	(31)%
Otezla®	538	—	N/A	1,578	—	N/A
XGEVA®	481	476	1%	1,397	1,446	(3)%
Aranesp®	384	452	(15)%	1,193	1,302	(8)%
KYPROLIS®	260	266	(2)%	793	778	2%
Repatha®	205	168	22%	634	461	38%
Other products	1,655	1,394	19%	4,816	3,980	21%
Total product sales	$6,104	$5,463	12%	$17,906	$16,323	10%

Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Selected Financial Information; and (ii) Part II, Item 1A. Risk Factors; and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2019: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, in (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Product Sales; and (ii) Part II, Item 1A. Risk Factors.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
ENBREL — U.S.	$1,289	$1,323	(3)%	$3,619	$3,744	(3)%
ENBREL — Canada	36	43	(16)%	105	136	(23)%
Total ENBREL	$1,325	$1,366	(3)%	$3,724	$3,880	(4)%

The decrease in ENBREL sales for the three and nine months ended September 30, 2020, was primarily driven by lower unit demand, partially offset by favorable changes to estimated sales deductions. Consistent with prior periods, ENBREL has continued to lose market share, and this decline has been compounded by a reduction in the growth rate of the rheumatology market as a result of COVID-19.
In April 2019, the FDA approved a second biosimilar version of ENBREL, and we are involved in patent litigations with the two companies seeking to market their FDA-approved biosimilar versions of ENBREL. See Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020. Other companies are also developing proposed biosimilar versions of ENBREL.
Companies with approved biosimilar versions of ENBREL may seek to enter the U.S. market if we are not ultimately successful in our litigations, or even earlier.

Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Prolia® — U.S.	$478	$425	12%	$1,341	$1,273	5%
Prolia® — ROW	223	205	9%	673	647	4%
Total Prolia®	$701	$630	11%	$2,014	$1,920	5%

Prior to the COVID-19 pandemic, Prolia® had exhibited a historical sales pattern, with the first and third quarters of each year representing lower sales than the second and fourth quarters of a year. This is primarily due to the six-month dosing interval of Prolia®. However, disruptions in patient visits as a result of the pandemic affected demand during the first half of 2020 and altered historical trends. Many patients who delayed treatment earlier in the year have since resumed treatment resulting in higher unit demand that contributed to an overall increase in global Prolia® sales for the three months ended September 30, 2020. The increase in global Prolia® sales for the nine months ended September 30, 2020, was driven by higher unit demand, and to a lesser extent, net selling price. Given the impact of the pandemic in the second quarter and the six-month dosing regimen of Prolia®, we expect year-over-year growth rates in the fourth quarter to be lower than pre-COVID-19 growth trends.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Neulasta®— U.S.	$484	$619	(22)%	$1,538	$2,231	(31)%
Neulasta®— ROW	71	92	(23)%	219	325	(33)%
Total Neulasta®	$555	$711	(22)%	$1,757	$2,556	(31)%

The decrease in global Neulasta® sales for the three and nine months ended September 30, 2020, was driven by the impact of biosimilar competition on unit demand and net selling price. For the three months ended September 30, 2020, the aforementioned decrease was partially offset by favorable changes to estimated sales deductions. Neulasta® sales included a $98 million order from the U.S. government in the first quarter of 2019.
We face increased competition in the United States and Europe as a result of launches of biosimilar versions of Neulasta®, which has had and will continue to have a material adverse impact on sales. We also expect another biosimilar version to be approved in the future. For a discussion of ongoing patent litigations related to these and other biosimilars, see Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020.

Otezla®
Total Otezla® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Otezla® — U.S.	$439	$—	N/A	$1,280	$—	N/A
Otezla® — ROW	99	—	N/A	298	—	N/A
Total Otezla®	$538	$—	N/A	$1,578	$—	N/A

Otezla® was acquired on November 21, 2019, and generated $538 million and $1.6 billion in sales for the three and nine months ended September 30, 2020, respectively.
XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
XGEVA® — U.S.	$363	$356	2%	$1,036	$1,091	(5)%
XGEVA® — ROW	118	120	(2)%	361	355	2%
Total XGEVA®	$481	$476	1%	$1,397	$1,446	(3)%

The increase in global XGEVA® sales for the three months ended September 30, 2020, was primarily driven by a slight buildup of inventory at U.S. wholesalers, partially offset by unfavorable changes to estimated sales deductions. The decrease in global XGEVA® sales for the nine months ended September 30, 2020, was primarily driven by lower unit demand as a result of the COVID-19 pandemic.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Aranesp® — U.S.	$158	$204	(23)%	$489	$578	(15)%
Aranesp® — ROW	226	248	(9)%	704	724	(3)%
Total Aranesp®	$384	$452	(15)%	$1,193	$1,302	(8)%

The decrease in global Aranesp® sales for the three and nine months ended September 30, 2020, was driven by declines in net selling price and unit demand.
Aranesp® faces competition from a long-acting erythropoiesis-stimulating agent (ESA). Aranesp® also faces competition from a biosimilar version of EPOGEN®. For the remainder of 2020, we expect that sales will continue to decline at a faster rate than in 2019 due to short- and long-acting competition.
KYPROLIS®
Total KYPROLIS® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
KYPROLIS® — U.S.	$173	$163	6%	$527	$483	9%
KYPROLIS® — ROW	87	103	(16)%	266	295	(10)%
Total KYPROLIS®	$260	$266	(2)%	$793	$778	2%

The decrease in global KYPROLIS® sales for the three months ended September 30, 2020, was driven by lower unit demand as a result of the COVID-19 pandemic. The increase in global KYPROLIS® sales for the nine months ended September 30, 2020, was driven by an increase in net selling price, partially offset by lower unit demand.
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
Repatha®
Total Repatha® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Repatha® — U.S.	$92	$85	8%	$331	$259	28%
Repatha® — ROW	113	83	36%	303	202	50%
Total Repatha®	$205	$168	22%	$634	$461	38%

The increase in global Repatha® sales for the three months ended September 30, 2020, was primarily driven by higher unit demand, partially offset by lower net selling price and unfavorable changes to estimated sales deductions. The increase in global Repatha® sales for the nine months ended September 30, 2020, was primarily driven by higher unit demand, partially offset by lower net selling price.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Nplate®— U.S.	$118	$119	(1)%	$352	$355	(1)%
Nplate®— ROW	94	76	24%	271	230	18%
Vectibix®— U.S.	90	79	14%	249	236	6%
Vectibix®— ROW	103	117	(12)%	341	326	5%
Parsabiv® — U.S.	156	137	14%	462	394	17%
Parsabiv® — ROW	27	20	35%	82	57	44%
MVASI®— U.S.	185	42	*	442	42	*
MVASI®— ROW	46	1	*	76	1	*
EPOGEN® — U.S.	149	215	(31)%	465	657	(29)%
KANJINTI®— U.S.	149	39	*	346	39	*
KANJINTI®— ROW	18	30	(40)%	63	84	(25)%
BLINCYTO® — U.S.	54	47	15%	167	126	33%
BLINCYTO® — ROW	35	38	(8)%	109	106	3%
Aimovig® — U.S.	105	66	59%	274	208	32%
EVENITY® — U.S.	54	12	*	131	15	*
EVENITY®— ROW	5	47	(89)%	129	89	45%
Sensipar® — U.S.	7	38	(82)%	81	216	(63)%
Sensipar®/Mimpara® — ROW	32	71	(55)%	162	228	(29)%
AMGEVITATM — ROW	80	61	31%	228	144	58%
NEUPOGEN®— U.S.	44	32	38%	117	137	(15)%
NEUPOGEN®— ROW	21	22	(5)%	62	65	(5)%
Other — U.S.	31	28	11%	78	78	—%
Other — ROW	52	57	(9)%	129	147	(12)%
Total other products	$1,655	$1,394	19%	$4,816	$3,980	21%
Total U.S. — other products	$1,142	$854	34%	$3,164	$2,503	26%
Total ROW — other products	513	540	(5)%	1,652	1,477	12%
Total other products	$1,655	$1,394	19%	$4,816	$3,980	21%

* Change in excess of 100%.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Operating expenses:
Cost of sales	$1,561	$1,036	51%	$4,562	$3,103	47%
% of product sales	25.6%	19.0%		25.5%	19.0%
% of total revenues	24.3%	18.1%		24.3%	18.1%
Research and development	$1,062	$1,001	6%	$2,978	$2,804	6%
% of product sales	17.4%	18.3%		16.6%	17.2%
% of total revenues	16.5%	17.4%		15.8%	16.3%
Selling, general and administrative	$1,346	$1,223	10%	$3,957	$3,637	9%
% of product sales	22.1%	22.4%		22.1%	22.3%
% of total revenues	21.0%	21.3%		21.1%	21.2%
Other	$1	$1	—%	$162	$(5)	*

* Change in excess of 100%.
Cost of sales
Cost of sales increased to 24.3% of total revenues for the three and nine months ended September 30, 2020, driven by the amortization of expenses related to our acquisition of Otezla®. For the nine months ended September 30, 2020, the aforementioned increase was partially offset by lower manufacturing costs.
Research and development
The increases in R&D expense for the three and nine months ended September 30, 2020, were driven by higher late-stage program support, including sotorasib, biosimilar programs and Otezla®, partially offset by recoveries from our collaboration with BeiGene that reduced expenses in late-stage program support and in research and early pipeline.
Selling, general and administrative
The increase in Selling, general and administrative (SG&A) expense for the three months ended September 30, 2020, was driven by Otezla® commercial-related expenses. The increase in SG&A expense for the nine months ended September 30, 2020, was driven by Otezla® commercial- and acquisition-related expenses, partially offset by lower spend from recently launched and growth products.

Other
Other operating expenses for the nine months ended September 30, 2020, primarily consisted of legal settlement expenses. Other operating expenses for the nine months ended September 30, 2019, included changes in the fair values of contingent consideration liabilities related to business combinations.
See the Overview and Selected financial information sections above for discussion of impacts to operating expenses from the COVID-19 pandemic.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense, net	$302	$313	$944	$988
Interest and other income, net	$55	$114	$69	$517
Provision for income taxes	$185	$309	$607	$1,016
Effective tax rate	8.4%	13.6%	9.7%	14.2%

Interest expense, net
The decrease in Interest expense, net, for the three months ended September 30, 2020, was primarily due to lower LIBOR rates on debt for which we effectively pay a variable rate of interest, partially offset by a higher average debt balance.
The decrease in Interest expense, net, for the nine months ended September 30, 2020, was primarily due to lower LIBOR rates on debt for which we effectively pay a variable rate of interest, partially offset by net costs associated with the early retirement of debt.
Interest and other income, net
The decrease in Interest and other income, net, for the three and nine months ended September 30, 2020, was primarily due to reduced interest income as a result of lower average cash balances and a decline in interest yields.
Income taxes
The decrease in our effective tax rate for the three and nine months ended September 30, 2020, was primarily due to favorable items in the quarter, including effective settlement of certain federal income tax matters and adjustments to prior year tax liabilities, partially offset by changes in jurisdictional mix of earnings. The tax rate for the nine months ended September 30, 2020 was also favorably affected by amortization related to the Otezla® acquisition.
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
In April 2017, we received an RAR from the IRS for the years 2010, 2011 and 2012. The RAR proposed to make significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continues to propose substantial adjustments. We disagree with the proposed adjustments and calculations and the matter is currently within the jurisdiction of the IRS administrative appeals office. If we are unable to reach resolution, we will vigorously contest the proposed adjustments through the judicial process. In addition, in May 2020, we received an RAR from the IRS for the years 2013, 2014 and 2015 proposing adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. In September 2020, we received a revised RAR that continues to propose substantial adjustments for the years 2013, 2014 and 2015. We disagree with the proposed adjustments and calculations, and will pursue resolution with the IRS administrative appeals office. Final resolution of these complex matters is not likely within the next 12 months and could have a material impact on our condensed consolidated financial statements. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments substantially greater or less than amounts accrued.
See Note 3, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	September 30, 2020	December 31, 2019
Cash, cash equivalents and marketable securities	$12,360	$8,911
Total assets	$64,637	$59,707
Current portion of long-term debt	$91	$2,953
Long-term debt	$34,196	$26,950
Stockholders’ equity	$10,959	$9,673

Cash, cash equivalents and marketable securities
We have global access to our $12.4 billion balance of cash, cash equivalents and marketable securities. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments primarily issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In July 2020, March 2020 and December 2019, the Board of Directors declared quarterly cash dividends of $1.60 per share of common stock, which were paid on September 8, 2020, June 8, 2020 and March 6, 2020, respectively, an increase of 10% over the quarterly cash dividend paid in each quarter of 2019. In October 2020, the Board of Directors declared a quarterly dividend of $1.60 per share, which will be paid on December 8, 2020.
We have also returned capital to stockholders through our stock repurchase program. During the nine months ended September 30, 2020, we executed trades to repurchase $2.3 billion of common stock. As of September 30, 2020, $4.2 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2020 and December 31, 2019. Our accumulated deficit is not expected to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. For example, we issued $5.0 billion of long-term debt during the three months ended March 31, 2020, to payoff long-term debt maturing in the near term, and $4.0 billion of long-term debt during three months ended June 30, 2020, for general corporate purposes, including enhancing our working capital position. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant, which requires that we maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of September 30, 2020.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$8,344	$6,636
Net cash (used in) provided by investing activities	$(4,017)	$11,672
Net cash used in financing activities	$(1,277)	$(13,838)

Operating
Cash provided by operating activities is expected to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2020, increased compared with the same period in the prior year primarily due to higher Net income, after adjustments for noncash items, the current year monetization of interest rate swap contracts and timing of payments to corporate partners.
Investing
Cash used in investing activities during the nine months ended September 30, 2020, was primarily due to our $3.2 billion of equity investments, primarily BeiGene, and net cash outflows related to marketable securities of $394 million. Cash provided by investing activities during the nine months ended September 30, 2019, was primarily due to net cash inflows related to marketable securities of $12.4 billion. Capital expenditures for the nine months ended September 30, 2020 and 2019, were $435 million and $430 million, respectively. We currently estimate 2020 spending on capital projects to be approximately $600 million.
Financing
Cash used in financing activities during the nine months ended September 30, 2020, was primarily due to repayment of debt of $5.0 billion, the payment of dividends of $2.8 billion and payments to repurchase our common stock of $2.3 billion, substantially offset by proceeds from the issuance of debt of $8.9 billion. Cash used in financing activities during the nine months ended September 30, 2019, was primarily due to payments to repurchase our common stock of $6.6 billion, repayment of debt of $4.5 billion and payment of dividends of $2.6 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
During the nine months ended September 30, 2020, our critical accounting policies were changed to include our assessment of impairment of equity method investments. We review the carrying value of our equity method investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses on our equity method investments if we deem the impairment to be other-than-temporary. We deem an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time and the extent to which the fair value is below the carrying value, volatility of the security price, the financial condition of the issuer, changes in technology that may impair the earnings potential of the investment and our intent and ability to retain the investment to allow for a recovery in fair value. We believe our judgments used in assessing impairment of equity method investments are based on reasonable assumptions given the facts and circumstances as of the related dates of the assessments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019, and is incorporated herein by reference. Except as noted below, there have been no material changes during the nine months ended September 30, 2020, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2019.
In February and May 2020, we issued an aggregate face amount of $9.0 billion in long-term debt with a weighted-average maturity of approximately 16 years and redeemed/repaid approximately $5.0 billion of debt, all with maturities of less than two years. These changes increased the sensitivity of fluctuations in fair value of our outstanding long-term debt resulting from changes in market interest rates. A hypothetical 100 basis point decrease in interest rates relative to interest rates at September 30, 2020 and December 31, 2019, would have resulted in increases of $4.5 billion and $3.0 billion, respectively, in the aggregate fair values of our outstanding long-term debt on each of these dates. These amounts do not consider the impact that hypothetical changes in interest rates would have on our associated interest rate swap and cross-currency swap contracts.
During the nine months ended September 30, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion with respect to certain of our long-term debt, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following termination of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 9, Financing arrangements, and Note 12, Derivative instruments, to the condensed consolidated financial statements for further discussion.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and, in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020, June 30, 2020 and September 30, 2020, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, is an ongoing global pandemic that has resulted in public and governmental efforts to contain or slow the spread of the disease, including widespread shelter-in-place orders, social distancing interventions, quarantines, travel restrictions and various forms of operational shutdowns. The COVID-19 pandemic and the resulting measures implemented in response to the pandemic are adversely affecting, and is expected to continue to adversely affect, a number of our business activities (including our research and development, clinical trials, operations, supply chains, distribution systems, product development and sales activities) as well as those of our suppliers, customers, third-party payers and patients. Due to the pandemic and these measures and their effects, we have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, and in some cases, have experienced, and could continue to experience, unpredictable increases in demand for certain of our products.
Our clinical trials have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic. We have clinical work ongoing at investigational sites across the globe. A number of clinical trial sites, including those in regions experiencing new or resurgent outbreaks of COVID-19, have restricted site visits and have imposed restrictions on the initiation of new clinical trials and patient visits, to protect both site staff and patients from possible COVID-19 exposure that has stopped or slowed clinical trial activities. In response to the safety concerns related to COVID-19, we have suspended, and will continue to suspend, enrollment and screening in clinical trials where sites are unable to perform clinical trial work due to COVID-19 or there is uncertainty around the ability of sites to ensure subject safety or data integrity. Further, the COVID-19 pandemic is expected to adversely affect our ability to continue enrollment of certain required post-marketing studies, including pediatric studies. While many of our clinical trial activities have recommenced in recent months, the initial disruption caused by the COVID-19 pandemic to our clinical trials and our clinical trial plans and timelines, and any similar future disruptions, may have a significant adverse effect on our product development and launches, and, in turn, on future product sales, business and results of operations. For example, to ensure patient safety we initially paused enrollment of our sotorasib Phase 1 combination cohort with Keytruda® and Phase 3 lung cancer study, and the interruption in enrollment may ultimately affect the timeline of these studies. Additionally, while we are investing in research and collaborations to potentially develop treatments for COVID-19, such activities may not result in therapeutic candidates, product approvals and/or significant commercial value being derived from potential COVID-19-related medicines.

We have experienced, and expect to continue to experience, regulatory delays, including delays in receiving regulatory advice, reviews of applications, or performance of inspections required for approvals as a result of the COVID-19 pandemic. The pandemic may also result in greater regulatory uncertainty. For example, the FDA and the European Medicines Agency have issued guidance to provide biopharmaceutical manufacturers greater flexibility in certain regulatory areas, including protocol deviations and adverse event reporting. However, such flexibility may result in greater uncertainty regarding the expectations of such health authorities in relation to this guidance, including uncertainty regarding the expectations of health authorities in connection with the development of treatments for COVID-19. Additionally, there may be delays in ongoing or new patent office or court patent proceedings in the U.S. or internationally that may delay the outcome of such proceedings. Such delays and disruptions could have a significant adverse effect on our product development and launches, product sales, business and results of operations.
In response to COVID-19, we have activated our applicable business continuity plans, including suspending U.S. in-person meetings and interactions with the healthcare community and professionals in a substantial number of states, suspending, as a general matter, all international business travel and the majority of domestic travel within the United States, and U.S. employees who are able to work from home have been doing so since mid-March 2020. Our ability to perform critical functions and maintain operations could be adversely affected as a result of such workforce restrictions, and the COVID-19-related support programs we have put into place for our staff, suppliers and customers are increasing our operating expenses and reducing the efficiency of our operations. Notwithstanding such support programs, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties on which we rely. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and our operations may be adversely affected. We may also experience limitations of employee resources, including as a result of illness of employees or their families. Additionally, disruptions in public and private infrastructure, including transportation and supply chains, have further adversely affected the efficiency of our business operations. Also, the transition of the majority of our workforce to a remote work environment in response to COVID-19, as well as that of our third-party service providers, may exacerbate certain risks to our business, including, but not limited to, an increased demand for information technology resources, increased risk of cybersecurity attacks (including social engineering attacks), and increased risk of unauthorized dissemination of sensitive personal information or our proprietary or confidential information. As the pandemic progresses, we have observed an increase in cybersecurity incidents, predominantly ransomware and social engineering attacks, experienced by our third-party service providers. Such third-party incidents have created the risk of the loss of availability of information (including information related to our clinical trials) important to the operation of our business. For example, in April 2020 and in September 2020, vendors that provide us with information technology services and clinical data services, respectively, each experienced a ransomware attack that required us to disconnect our systems from those vendors. While we do not believe these cybersecurity incidents have had a significant adverse effect on our operations, an extended service outage, particularly where a vendor is the single source from which we obtain services, or where a cybersecurity incident significantly affects the operation of our own systems, could have a material adverse effect on our business. In the future, as the pandemic progresses and afterwards, we may experience significant adverse effects on our commercial and clinical manufacturing activities, our operations, and our cybersecurity, and our suppliers and vendors may also experience significant disruptions to their activities and operations on which we depend, as a result of these cybersecurity incidents.
Federal, state and local, and international governmental policies and initiatives designed to reduce the transmission of COVID-19 also have resulted in the cancellation of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue to varying degrees for the duration of the pandemic, which is uncertain, and have significantly reduced patient access to and administration of certain of our drugs. For example, Prolia® is a product requiring administration by a healthcare provider in doctors’ offices or other healthcare settings that are affected by COVID-19. The U.S. label for Prolia® instructs healthcare professionals who discontinue Prolia® to transition the patient to an alternative antiresorptive, including oral treatments that do not require administration by a healthcare provider. Further, as a result of COVID-19, oncology patients, in consultation with their doctors, may be selecting less immunosuppressive therapies or therapies that do not require administration in a hospital setting, potentially adversely affecting certain of our products. New patients are less likely to be diagnosed and/or to start therapeutics during the pandemic. Once the pandemic subsides, we anticipate there will be a substantial backlog of patients seeking appointments with physicians relating to a variety of medical conditions, and as a result, patients seeking treatment with certain of our products may have to navigate limited provider capacity, and this limited provider capacity could have a continued adverse effect on our sales following the opening up of various geographies and/or the end of the pandemic. Further, the effects of the COVID-19 pandemic may result in long-term shifts in preferences among healthcare professionals and patients toward treatments that do not require administration by healthcare professionals or visits to medical facilities.

The legislative and regulatory environment governing our businesses is dynamic and changing frequently in response to COVID-19. More than a dozen states have taken action to help patients maintain access to prescription drugs during the COVID-19 pandemic including requiring state-regulated commercial plans to cover 90-day fills and emergency fills in certain circumstances. At the federal level, there have been legislative and administrative proposals seeking to incentivize greater drug manufacturing in the United States with the stated goal of improving supply reliability in the United States. For example, on August 6, 2020, the Administration issued an Executive Order aimed at boosting domestic production of essential medicines, medical countermeasures, and critical inputs titled “Executive Order on Ensuring Essential Medicines, Medical Countermeasures, and Critical Inputs are Made in the United States.” Additionally, one legislative proposal would prohibit the U.S. Department of Veterans Affairs from purchasing certain drugs that have active pharmaceutical ingredients manufactured outside the United States. While we perform a substantial majority of our commercial manufacturing activities in the United States, including in the U.S. territory of Puerto Rico, and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California, the passage of such legislation could result in foreign governments enacting retaliatory legislation or regulatory actions, which may have an adverse effect on our product sales, business and results of operations. The COVID-19 pandemic has also resulted in increased interest in compulsory licenses, march-in rights or other governmental interventions, both in the United States and internationally, related to the procurement of drugs, such as the WHO’s COVID-19 Technology Access Pool initiative, which provides an approach for sharing all intellectual property, information and clinical trial data necessary to enable generic drug manufacturing. Pursuant to the declaration of a national emergency in March 2020 under the Stafford Act, state and local governments may request access to discounted pricing for certain items related to the COVID-19 response. The CARES Act implements initiatives to provide advanced payments from Medicare to healthcare providers, clinics and physicians and to require Medicare plans to provide up to a 90-day supply of Part D drugs. However, despite such initiatives and government support, there may be adverse effects on the timing and collectability of our customer receivables as a result of the COVID-19 pandemic. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and at one free-standing dialysis clinic business and consolidation of private payers may negatively affect our business. The COVID-19 pandemic has also resulted in a significant increase in unemployment and underemployment in the United States which may continue after the pandemic. Such a significant increase in unemployment or other disruptions in the labor market are expected to lead to a substantial reduction in disposable income and access to healthcare insurance, including reductions in the commercially insured population that lead to growth in Medicaid enrollment, which could adversely affect our product sales. Such reduction in healthcare insurance could be compounded by any full or partial repeal of the Affordable Care Act by the U.S. Supreme Court. Further, the substantial pressures placed on governmental and payor budgets as a result of the COVID-19 pandemic and the projected governmental budget shortfalls caused by significantly reduced economic activity during and potentially after the COVID-19 pandemic may result in greater and continued downward price pressure on biopharmaceutical products and increased intensity of stakeholder negotiations across the biopharmaceutical value chain. For example, on July 24, 2020, the Administration announced a number of Executive Orders intended to reduce the cost of biopharmaceuticals for patients. On September 13, 2020 the Administration subsequently released the text of its Executive Order for a “most favored nation” policy for Medicare Parts B and D, under which the U.S. Department of Health and Human Services (HHS) is directed to take steps to implement payment models that set Medicare purchase prices based on the lowest price available in economically comparable countries for certain, yet to be determined, Part B and Part D medicines. On September 24, 2020 HHS released a final rule to allow states (or other non-federal government entities) to submit proposals to the FDA allowing for the importation of certain prescription drugs from Canada. On September 30 and October 1, 2020, the House Oversight and Reform Committee held hearings with executives from several pharmaceutical companies, including Amgen, with a focus on drug pricing practices. Drug pricing scrutiny also continues at the state level. These Executive Orders, rules and other activities have the potential to increase the risks described and discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from third-party payers, and pricing and reimbursement pressures may affect our profitability, and such risks could materially adversely affect our product sales, business, profitability, results of operations, cash flows and financial position. Further, while the outcome of the November U.S. elections may result in some changes to the legislative, regulatory and administrative proposals governing or business, we expect continued significant focus on healthcare and drug pricing proposals beyond the election.
The global spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have certain assets, including equity investments, that are exposed to market fluctuations that could, in a sustained or recurrent series of market disruptions, result in impairments. Further, the economic downturn resulting from this global pandemic has precipitated a global recession which may be of an extended duration. See our Annual Report on Form 10-K for the year ended December 31, 2019, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

As the pandemic continues, and if conditions worsen or if the duration of the pandemic extends significantly, we expect to experience additional adverse effects on our operational and commercial activities, customer purchases and our collections of accounts receivable. It is unclear which adverse effects may be material, and it remains uncertain the degree to which these adverse effects would impact our future operational and commercial activities, customer purchases and our collections even if conditions begin to improve. The lifting or reduction of restrictions on business operations and in-person gatherings has led to a resurgence in COVID-19 infections in numerous jurisdictions, resulting in the reinstatement of stricter restrictions and shutdowns. It is expected that there will be an ebb and flow to the pandemic with different jurisdictions having higher levels of infections than others over the course of the pandemic. In addition to existing travel restrictions, jurisdictions may continue or reinstate border closures, impose or reimpose prolonged quarantines and further restrict travel and business activity, which could significantly affect our ability to support our operations and customers and the ability of our employees to get to their workplaces to discover, study, develop and produce our product candidates and products, disrupt the movement of our products through the supply chain, and prevent or discourage patients from seeking healthcare services and the administration of certain of our products. Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical products, we or our suppliers may elect to, or governments may require us or our suppliers to, allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations, customer relationships and financial results. The rapid reallocation of resources for the treatment and prevention of COVID-19, including the production of COVID-19 vaccinations or related therapies, could also result in increased competition for, or reduced availability of, materials used in the manufacturing or distribution of our products. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships.
The COVID-19 pandemic and the volatile global economic conditions stemming from it may precipitate or amplify the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially adversely affect our business, operations and financial conditions and results. For example, if a natural disaster or other potentially disruptive event occurs concurrently with the COVID-19 pandemic, such disaster or event could deplete our inventory levels and we could experience a disruption to our manufacturing or ability to supply our products. Further, the global pandemic has exacerbated geopolitical tensions, and some countries, such as China, may be especially vulnerable to such dynamics. If relations between the U.S. and China or other governments deteriorates, our business and investments in China or other such markets may also be adversely affected.
The rapid development and fluidity of the pandemic preclude any prediction as to the ultimate effect of COVID-19 on us. The duration of the measures being taken by the authorities to mitigate against the spread of COVID-19, and the extent to which such measures are effective, if at all, remain highly uncertain. We believe the magnitude and degree of COVID-19’s adverse effect on our product development, product sales, businesses, operating results, cash flows and financial condition will be driven by the severity and duration of the pandemic, the pandemic’s effect on the United States and global economies and the timing, scope and effectiveness of federal, state, local and international governmental responses to the pandemic. If the spread continues at or near its current trajectory or mitigation continues to require similar levels of shelter-in-place and shut-down orders, any adverse effects of COVID-19 will likely grow and could be enduring and our product development, product sales, business, results of operations, cash flows and financial position could be materially adversely affected.
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
Our tax returns are routinely examined by tax authorities in the United States and other jurisdictions in which we do business, and a number of audits are currently underway. Tax authorities, including the Internal Revenue Service (IRS), are becoming more aggressive in their audits and are particularly focused on the allocations of income and expense among tax jurisdictions. In April 2017, we received an RAR from the IRS for the years 2010, 2011 and 2012. The RAR proposed to make significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In November 2017, we received a modified RAR that revised the IRS’s calculations but continues to propose substantial adjustments. We disagree with the proposed adjustments and the matter is currently within the jurisdiction of the IRS administrative appeals office. If we are unable to reach resolution, we will vigorously contest the proposed adjustments through the judicial process. In addition, in May 2020, we received an RAR from the IRS for the years 2013, 2014 and 2015 proposing adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. In September 2020, we received a revised RAR that continues to propose substantial adjustments for the years 2013, 2014 and 2015. We disagree with the proposed adjustments and calculations, and will pursue resolution with the IRS administrative appeals office. Final resolution of these complex matters is not likely within the next 12 months and could require us to go through the judicial process to resolve. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes, the ultimate resolution of any tax matters may result in payments substantially greater than amounts accrued and could have a material negative impact on our condensed consolidated financial statements.
Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities and changes in applicable tax laws, regulations or administrative interpretations thereof. The Tax Cuts and Jobs Act (the 2017 Tax Act) is complex and a large volume of regulations and guidance has been issued to date and could be subject to different interpretations. We could face audit challenges to our application of the new law that could have a negative effect on our provision for income taxes. A change to the U.S. tax system, such as a repeal or modification of the 2017 Tax Act, a change to the tax system in a jurisdiction where we have significant operations, such as the U.S. territory of Puerto Rico, or changes in tax law in the United States or other jurisdictions where we do business, could have a material and adverse effect on our business and on the results of our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2020, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
July 1 - 31	1,069,984	$252.92	1,069,984	$4,678,996,437
August 1 - 31	1,004,844	$242.72	1,004,844	$4,435,099,357
September 1 - 30	960,100	$246.50	960,100	$4,198,437,082
Total	3,034,928	$247.51	3,034,928
___________
(1)    Average price paid per share includes related expenses.
(2)    In December 2019, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $4.0 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

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

4.31
Officer’s Certificate of Amgen Inc., dated as of August 17, 2020, including forms of the Company’s 2.770% Senior Notes due 2053. (Filed as an exhibit to Form 8-K on August 18, 2020 and incorporated herein by reference.)

4.32
Registration Rights Agreement, dated as of August 17, 2020, by and among Amgen Inc., BofA Securities, Inc. and J.P. Morgan Securities LLC, as lead dealer managers, and BNP Paribas Securities Corp., Deutsche Bank Securities Inc., RBC Capital Markets, LLC, Blaylock Van, LLC and Siebert Williams Shank & Co., LLC, as co-dealer managers. (Filed as an exhibit to Form 8-K on August 18, 2020 and incorporated herein by reference.)

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

10.23+	Agreement between Amgen Inc. and Peter Griffith, dated October 18, 2019. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

10.24
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

10.41*
Amendment No. 2 to the Collaboration Agreement, dated August 19, 2020, by and between Amgen Inc. and Novartis Pharma AG (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.)

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

10.46*	Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and among BeiGene, Ltd. and Amgen Inc.

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

10.49
Amendment Nos. 2 through 6 to the March 30, 2012 Collaboration Agreement between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, dated May 2 and 27 and October 2, 2016, January 31, 2018, and May 15, 2020, respectively (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2020 on July 29, 2020 and incorporated herein by reference.)

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

Amgen Inc.
(Registrant)

Date:	October 28, 2020	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)