Form 10-Q
period 2021-06-30
AMGEN INC
filed 2021-08-04
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 29, 2021, the registrant had 567,852,353 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales	$6,114	$5,908	$11,706	$11,802
Other revenues	412	298	721	565
Total revenues	6,526	6,206	12,427	12,367

Operating expenses:
Cost of sales	1,637	1,488	3,127	3,001
Research and development	1,082	964	2,049	1,916
Acquired in-process research and development	1,505	—	1,505	—
Selling, general and administrative	1,384	1,295	2,638	2,611
Other	90	136	151	161
Total operating expenses	5,698	3,883	9,470	7,689

Operating income	828	2,323	2,957	4,678

Other income (expense):
Interest expense, net	(281)	(296)	(566)	(642)
Other income, net	11	3	24	14

Income before income taxes	558	2,030	2,415	4,050

Provision for income taxes	94	227	305	422

Net income	$464	$1,803	$2,110	$3,628

Earnings per share:
Basic	$0.81	$3.07	$3.67	$6.16
Diluted	$0.81	$3.05	$3.65	$6.12

Shares used in calculation of earnings per share:
Basic	573	588	575	589
Diluted	576	592	578	593

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$464	$1,803	$2,110	$3,628
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation	14	(3)	(25)	(55)
(Losses) gains on cash flow hedges	(48)	(116)	142	(177)
Losses on available-for-sale securities	—	(2)	—	(21)
Other	(1)	—	—	(2)
Other comprehensive (loss) income, net of taxes	(35)	(121)	117	(255)
Comprehensive income	$429	$1,682	$2,227	$3,373

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,630	$6,266
Marketable securities	1,452	4,381
Trade receivables, net	4,479	4,525
Inventories	4,115	3,893
Other current assets	2,423	2,079
Total current assets	19,099	21,144

Property, plant and equipment, net	4,906	4,889
Intangible assets, net	15,308	16,587
Goodwill	14,676	14,689
Other noncurrent assets	5,784	5,639
Total assets	$59,773	$62,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,277	$1,421
Accrued liabilities	8,984	10,141
Current portion of long-term debt	4,324	91
Total current liabilities	14,585	11,653

Long-term debt	28,458	32,895
Long-term tax liabilities	6,428	6,968
Other noncurrent liabilities	2,055	2,023

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—569.6 shares in 2021 and 578.3 shares in 2020	31,877	31,802
Accumulated deficit	(22,762)	(21,408)
Accumulated other comprehensive loss	(868)	(985)
Total stockholders’ equity	8,247	9,409
Total liabilities and stockholders’ equity	$59,773	$62,948

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	578.3	$31,802	$(21,408)	$(985)	$9,409
Net income	—	—	1,646	—	1,646
Other comprehensive income, net of taxes	—	—	—	152	152
Dividends declared on common stock ($1.76 per share)	—	—	(1,012)	—	(1,012)
Issuance of common stock in connection with the Company’s equity award programs	0.7	6	—	—	6
Stock-based compensation expense	—	57	—	—	57
Tax impact related to employee stock-based compensation expense	—	(59)	—	—	(59)
Repurchases of common stock	(3.7)	—	(865)	—	(865)
Balance as of March 31, 2021	575.3	31,806	(21,639)	(833)	9,334
Net income	—	—	464	—	464
Other comprehensive loss, net of taxes	—	—	—	(35)	(35)
Issuance of common stock in connection with the Company’s equity award programs	0.8	47	—	—	47
Stock-based compensation expense	—	100	—	—	100
Tax impact related to employee stock-based compensation expense	—	(76)	—	—	(76)
Repurchases of common stock	(6.5)	—	(1,592)	—	(1,592)
Other	—	—	5	—	5
Balance as of June 30, 2021	569.6	$31,877	$(22,762)	$(868)	$8,247

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,110	$3,628
Depreciation, amortization and other	1,696	1,827
Deferred income taxes	(137)	(261)
Acquired in-process research and development	1,505	—
Other items, net	170	245
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	35	(1,177)
Inventories	(167)	(226)
Other assets	(258)	143
Accounts payable	(156)	(216)
Accrued income taxes, net	(930)	452
Long-term tax liabilities	47	106
Other liabilities	120	455
Net cash provided by operating activities	4,035	4,976
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,626)	—
Purchases of marketable securities	(8,000)	(2,229)
Proceeds from sales of marketable securities	4,404	2,598
Proceeds from maturities of marketable securities	6,528	238
Purchases of property, plant and equipment	(351)	(300)
Purchases of equity method investments	(3)	(2,648)
Other	(62)	(48)
Net cash provided by (used in) investing activities	890	(2,389)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	9,002
Repayment of debt	—	(5,000)
Repurchases of common stock	(2,452)	(1,516)
Dividends paid	(2,024)	(1,887)
Other	(85)	(78)
Net cash (used in) provided by financing activities	(4,561)	521
Increase in cash and cash equivalents	364	3,108
Cash and cash equivalents at beginning of period	6,266	6,037
Cash and cash equivalents at end of period	$6,630	$9,145

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2021 and 2020, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $9.1 billion and $9.0 billion as of June 30, 2021 and December 31, 2020, respectively.
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

2. Acquisitions
On April 16, 2021, Amgen completed its acquisition of Five Prime Therapeutics, Inc. (Five Prime) for total consideration of $1.6 billion, net of cash acquired. The purchase price was funded with cash on hand. This transaction was accounted for as an asset acquisition because substantially all the value of the assets acquired was concentrated in the intellectual property rights of bemarituzumab, a phase 3 trial-ready, first-in-class program for gastric cancer. Five Prime’s operations have been included in our condensed consolidated financial statements commencing after the acquisition date.
We allocated the consideration to acquire Five Prime to: the bemarituzumab in-process research and development (IPR&D) program of $1.5 billion, which was expensed immediately in Acquired IPR&D expense in the Condensed Consolidated Statements of Income; deferred tax assets of $177 million; and other net liabilities of $47 million. The acquired IPR&D expense was not tax deductible.

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
Revenues were as follows (in millions):

	Three months ended June 30,
	2021			2020
	U.S.	ROW	Total	U.S.	ROW	Total
Enbrel® (etanercept)	$1,113	$31	$1,144	$1,213	$33	$1,246
Prolia® (denosumab)	538	276	814	441	218	659
Otezla® (apremilast)	423	111	534	464	97	561
Neulasta® (pegfilgrastim)	434	52	486	520	73	593
XGEVA® (denosumab)	355	133	488	318	117	435
Aranesp® (darbepoetin alfa)	135	232	367	156	231	387
Repatha® (evolocumab)	143	143	286	115	85	200
KYPROLIS® (carfilzomib)	190	90	280	167	86	253
Other products	1,043	672	1,715	1,034	540	1,574
Total product sales(1)	$4,374	$1,740	6,114	$4,428	$1,480	5,908
Other revenues			412			298
Total revenues			$6,526			$6,206

	Six months ended June 30,
	2021			2020
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$2,007	$61	$2,068	$2,330	$69	$2,399
Prolia®	1,039	533	1,572	863	450	1,313
Otezla®	789	221	1,010	841	199	1,040
Neulasta®	855	113	968	1,054	148	1,202
XGEVA®	689	267	956	673	243	916
Aranesp®	260	462	722	331	478	809
Repatha®	282	290	572	239	190	429
KYPROLIS®	349	182	531	354	179	533
Other products	2,007	1,300	3,307	2,022	1,139	3,161
Total product sales(1)	$8,277	$3,429	11,706	$8,707	$3,095	11,802
Other revenues			721			565
Total revenues			$12,427			$12,367

____________
(1)    Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2021 and 2020.

4. Income taxes
The effective tax rates for the three and six months ended June 30, 2021, were 16.8% and 12.6%, respectively, compared with 11.2% and 10.4%, respectively, for the corresponding periods of the prior year.
The increase in our effective tax rate for the three and six months ended June 30, 2021, was primarily due to the non-deductible IPR&D expense arising from the acquisition of Five Prime. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes, that are subject to a tax incentive grant through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These earnings are also subject to U.S. tax at a reduced rate of 10.5%.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. In 2017, we received a Revenue Agent Report (RAR) and a modified RAR from the Internal Revenue Service (IRS) for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued a resolution with the IRS administrative appeals office. As previously reported, we were unable to reach resolution with the IRS appeals office. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for 2010, 2011 and 2012 that we received in May and July 2021. The duplicate Notices seek to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $3.6 billion, plus interest. Any additional tax that could be imposed would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings. In any event, we firmly believe that the IRS’s positions in the Notices are without merit and we will vigorously contest the Notices through the judicial process.
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
Final resolution of these complex matters is not likely within the next 12 months. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, application of the tax law to our facts and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes and uncertain resolution of these matters, the ultimate outcome of any tax matters may result in payments substantially greater than amounts accrued and could have a material adverse impact on our condensed consolidated financial statements. We are no longer subject to U.S. federal income tax examinations for the years ended on or before December 31, 2009.
During the three and six months ended June 30, 2021, the gross amounts of our unrecognized tax benefits (UTBs) increased $50 million and $110 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2021, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income (Numerator):
Net income for basic and diluted EPS	$464	$1,803	$2,110	$3,628

Shares (Denominator):
Weighted-average shares for basic EPS	573	588	575	589
Effect of dilutive securities	3	4	3	4
Weighted-average shares for diluted EPS	576	592	578	593

Basic EPS	$0.81	$3.07	$3.67	$6.16
Diluted EPS	$0.81	$3.05	$3.65	$6.12

For the three and six months ended June 30, 2021 and 2020, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$51	$1	$—	$52
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,707	—	—	5,707
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$7,158	$1	$—	$7,159

Types of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$129	$1	$—	$130
U.S. Treasury bills	4,948	—	—	4,948
Money market mutual funds	4,765	—	—	4,765
Other short-term interest-bearing securities	2	—	—	2
Total interest-bearing securities	$9,844	$1	$—	$9,845

The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2021	December 31, 2020
Cash and cash equivalents	$5,707	$5,464
Marketable securities	1,452	4,381
Total interest-bearing securities	$7,159	$9,845

Cash and cash equivalents in the above table excludes bank account cash of $923 million and $802 million as of June 30, 2021 and December 31, 2020, respectively.
The fair values of available-for-sale investments by contractual maturity were as follows (in millions):

Contractual maturities	June 30, 2021	December 31, 2020
Maturing in one year or less	$7,159	$9,795
Maturing after one year through three years	—	50
Total available-for-sale investments	$7,159	$9,845

For the three and six months ended June 30, 2021 and 2020, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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

Equity securities
We held investments in equity securities with readily determinable fair values (publicly traded securities) of $403 million and $477 million as of June 30, 2021 and December 31, 2020, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2021 and 2020, net unrealized gains on publicly traded securities were $25 million and $80 million, respectively. For the six months ended June 30, 2021 and 2020, net unrealized gains and losses on publicly traded securities were a $31 million net loss and a $5 million net gain, respectively. Realized gains and losses on publicly traded securities for the three and six months ended June 30, 2021 and 2020, were not material.
We held investments of $245 million and $203 million in equity securities without readily determinable fair values as of June 30, 2021 and December 31, 2020, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. Gains and losses recognized on these securities, including adjustments to the carrying values of these securities, were not material for the three and six months ended June 30, 2021.
Equity method investments
Limited partnerships
We held limited partnership investments of $616 million and $496 million as of June 30, 2021 and December 31, 2020, respectively, which are included in Other assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2021, unfunded additional commitments to be made for these investments during the next several years were not material. For the three months ended June 30, 2021 and 2020, net unrealized losses from our limited partnership investments were $43 million and $10 million, respectively. For the six months ended June 30, 2021 and 2020, net unrealized gains from our limited partnership investments were $165 million and $10 million, respectively.
BeiGene, Ltd.
As of June 30, 2021, we had an ownership interest of approximately 20.3% in BeiGene, Ltd. (BeiGene), which is included in Other assets in the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. We amortize the difference between the fair value of equity securities acquired and our proportionate share of the carrying value of the underlying net assets of BeiGene over the useful lives of the assets that gave rise to this basis difference. This amortization and our share of the results of operations of BeiGene are included in Other income, net, in the Condensed Consolidated Statements of Income one quarter in arrears, which began in the second quarter of 2020.
During the three and six months ended June 30, 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net income of $14 million and net loss of $83 million, respectively, and amortization of the basis difference of $42 million and $84 million, respectively. In addition, during the three and six months ended June 30, 2021, the carrying value increased by $21 million and $38 million, respectively, from the impact of BeiGene ownership transactions. As of June 30, 2021, the carrying value and fair value of our investment in BeiGene totaled $2.8 billion and $6.4 billion, respectively. As of June 30, 2021, we believe the carrying value of our equity investment in BeiGene is fully recoverable.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Raw materials	$641	$486
Work in process	2,443	2,437
Finished goods	1,031	970
Total inventories	$4,115	$3,893

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Six months ended June 30, 2021
Beginning balance	$14,689
Currency translation adjustment	(13)
Ending balance	$14,676

Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2021			December 31, 2020
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,584	$(11,673)	$13,911	$25,591	$(10,564)	$15,027
Licensing rights	3,766	(2,886)	880	3,743	(2,791)	952
Marketing-related rights	1,363	(1,079)	284	1,367	(1,041)	326
Research and development technology rights	1,308	(1,105)	203	1,317	(1,065)	252
Total finite-lived intangible assets	32,021	(16,743)	15,278	32,018	(15,461)	16,557
Indefinite-lived intangible assets:
In-process research and development	30	—	30	30	—	30
Total other intangible assets	$32,051	$(16,743)	$15,308	$32,048	$(15,461)	$16,587

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
During the three months ended June 30, 2021 and 2020, we recognized amortization associated with our finite-lived intangible assets of $652 million and $713 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized amortization associated with our finite-lived intangible assets of $1.3 billion and $1.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining six months ending December 31, 2021, and the years ending December 31, 2022, 2023, 2024, 2025 and 2026, are $1.2 billion, $2.5 billion, $2.4 billion, $2.4 billion, $2.2 billion and $1.8 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2021	December 31, 2020
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	$1,482	$1,527
2.70% notes due 2022 (2.70% 2022 Notes)	500	500
2.65% notes due 2022 (2.65% 2022 Notes)	1,500	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	750	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	757	791
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	889	916
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	657	649
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	1,750
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	968	957
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,174)	(1,188)
Fair value adjustments	424	566
Other	16	5
Total carrying value of debt	32,782	32,986
Less current portion	(4,324)	(91)
Total long-term debt	$28,458	$32,895
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
During the three months ended June 30, 2021, we entered into the following interest rate swap contracts: (i) $1.0 billion notional amount with respect to the 2.45% 2030 Notes, resulting in an effective interest rate of three-month LIBOR plus 1.0% for that portion of the notes, and (ii) $500 million notional amount with respect to the 2.30% 2031 Notes, resulting in an effective interest rate of three-month LIBOR plus 0.8% for that portion of the notes.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2021		2020
	Shares	Dollars	Shares	Dollars
First quarter	3.7	$865	4.3	$933
Second quarter	6.5	1,592	2.6	591
Total stock repurchases	10.2	$2,457	6.9	$1,524

In March 2021, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $3.4 billion. As of June 30, 2021, $3.9 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2021 and December 2020, the Board of Directors declared a quarterly cash dividend of $1.76 per share, which were paid in June 2021 and March 2021, respectively. In July 2021, the Board of Directors declared a quarterly cash dividend of $1.76 per share, which will be paid on September 8, 2021.
Accumulated other comprehensive income (loss)
The components of Accumulated other comprehensive income (loss) (AOCI) were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2020	$(709)	$(263)	$1	$(14)	$(985)
Foreign currency translation adjustments	(39)	—	—	—	(39)
Unrealized gains	—	108	—	—	108
Reclassification adjustments to income	—	133	—	—	133
Other	—	—	—	1	1
Income taxes	—	(51)	—	—	(51)
Balance as of March 31, 2021	(748)	(73)	1	(13)	(833)
Foreign currency translation adjustments	14	—	—	—	14
Unrealized losses	—	(31)	—	—	(31)
Reclassification adjustments to income	—	(28)	—	—	(28)
Other	—	—	—	(1)	(1)
Income taxes	—	11	—	—	11
Balance as of June 30, 2021	$(734)	$(121)	$1	$(14)	$(868)

Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended June 30,
Components of AOCI	2021	2020	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract (losses) gains	$(18)	$68	Product sales
Cross-currency swap contract gains	46	51	Other income, net
	28	119	Income before income taxes
	(6)	(26)	Provision for income taxes
	$22	$93	Net income
Available-for-sale securities:
Net realized gains	$—	$—	Other income, net
	—	—	Provision for income taxes
	$—	$—	Net income

	Six months ended June 30,
Components of AOCI	2021	2020	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract (losses) gains	$(19)	$117	Product sales
Cross-currency swap contract losses	(86)	(82)	Other income, net
	(105)	35	Income before income taxes
	22	(8)	Provision for income taxes
	$(83)	$27	Net income
Available-for-sale securities:
Net realized gains	$—	$33	Other income, net
	—	(7)	Provision for income taxes
	$—	$26	Net income

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

The availability of observable inputs can vary among different types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used for measuring fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level of input used that is significant to the overall fair value measurement.
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2021, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$52	$—	$—	$52
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,707	—	—	5,707
Other short-term interest-bearing securities	—	—	—	—
Equity securities	403	—	—	403
Derivatives:
Foreign currency contracts	—	62	—	62
Cross-currency swap contracts	—	182	—	182
Interest rate swap contracts	—	45	—	45
Total assets	$7,562	$289	$—	$7,851

Liabilities:
Derivatives:
Foreign currency contracts	$—	$119	$—	$119
Cross-currency swap contracts	—	305	—	305
Interest rate swap contracts	—	90	—	90
Contingent consideration obligations	—	—	48	48
Total liabilities	$—	$514	$48	$562

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2020, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$130	$—	$—	$130
U.S. Treasury bills	4,948	—	—	4,948
Money market mutual funds	4,765	—	—	4,765
Other short-term interest-bearing securities	—	2	—	2
Equity securities	477	—	—	477
Derivatives:
Foreign currency contracts	—	28	—	28
Cross-currency swap contracts	—	255	—	255
Interest rate swap contracts	—	66	—	66
Total assets	$10,320	$351	$—	$10,671

Liabilities:
Derivatives:
Foreign currency contracts	$—	$237	$—	$237
Cross-currency swap contracts	—	318	—	318
Interest rate swap contracts	—	15	—	15
Contingent consideration obligations	—	—	33	33
Total liabilities	$—	$570	$33	$603

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
During the three and six months ended June 30, 2021 and 2020, there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of June 30, 2021 and December 31, 2020, the aggregate fair values of our borrowings were $37.9 billion and $39.4 billion, respectively, and the carrying values were $32.8 billion and $33.0 billion, respectively.

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates primarily associated with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations with regard to our international product sales, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales up to a maximum of three years into the future, and at any given point in time, a higher percentage of nearer-term projected product sales are being hedged than in successive periods.
As of June 30, 2021 and December 31, 2020, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.2 billion and $5.1 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of June 30, 2021, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
1.25% 2022 euro Notes		€1,250	1.3%	$1,388	3.2%
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%

In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the six months ended June 30, 2021, and amounts expected to be recognized during the subsequent 12 months are not material.
The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2021	2020	2021	2020
Foreign currency contracts	$(46)	$(101)	$137	$138
Cross-currency swap contracts	15	71	(60)	(330)
Total unrealized (losses) gains	$(31)	$(30)	$77	$(192)

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of June 30, 2021 and December 31, 2020, we had interest rate swap contracts with aggregate notional amounts of $7.4 billion and $5.9 billion, respectively, that hedge certain portions of our long-term debt issuances. During the three months ended June 30, 2021, we entered into $1.5 billion of interest rate swap contracts to hedge portions of our 2.45% 2030 Notes and 2.30% 2031 Notes (see Note 9, Financing arrangements).
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current portion of long-term debt	$844	$89	$94	$89
Long-term debt	$6,857	$6,258	$330	$477
____________
(1)     Current portion of long-term debt includes $89 million of carrying value with discontinued hedging relationships as of both June 30, 2021 and December 31, 2020. Long-term debt includes $481 million and $525 million of carrying value with discontinued hedging relationships as of June 30, 2021 and December 31, 2020, respectively.
(2)    Current portion of long-term debt includes $89 million of hedging adjustments on discontinued hedging relationships as of both June 30, 2021 and December 31, 2020. Long-term debt includes $381 million and $425 million of hedging adjustments on discontinued hedging relationships as of June 30, 2021 and December 31, 2020, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,114	$11	$(281)	$11,706	$24	$(566)
The effects of cash flow and fair value hedging:
(Losses) gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$(18)	$—	$—	$(19)	$—	$—
Cross-currency swap contracts	$—	$46	$—	$—	$(86)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(34)	$—	$—	$141
Derivatives designated as hedging instruments	$—	$—	$55	$—	$—	$(97)

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,908	$3	$(296)	$11,802	$14	$(642)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$68	$—	$—	$117	$—	$—
Cross-currency swap contracts	$—	$51	$—	$—	$(82)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(30)	$—	$—	$180
Derivatives designated as hedging instruments	$—	$—	$53	$—	$—	$(137)
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2021, the net gains expected to be reclassified on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months are not material.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2021 and December 31, 2020, the total notional amounts of these foreign currency forward contracts were $0.8 billion and $1.0 billion, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2021 and 2020.
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2021	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$62	Accrued liabilities/ Other noncurrent liabilities	$119
Cross-currency swap contracts	Other current assets/ Other assets	182	Accrued liabilities/ Other noncurrent liabilities	305
Interest rate swap contracts	Other current assets/ Other assets	45	Accrued liabilities/ Other noncurrent liabilities	90
Total derivatives designated as hedging instruments		$289		$514

	Derivative assets		Derivative liabilities
December 31, 2020	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other assets	$28	Accrued liabilities/ Other noncurrent liabilities	$237
Cross-currency swap contracts	Other current assets/ Other assets	255	Accrued liabilities/ Other noncurrent liabilities	318
Interest rate swap contracts	Other current assets/ Other assets	66	Accrued liabilities/ Other noncurrent liabilities	15
Total derivatives designated as hedging instruments		$349		$570

Our derivative contracts that were in liability positions as of June 30, 2021, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then-current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; and in Note 12, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; or in Note 12, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; or in Note 12, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Abbreviated New Drug Application (ANDA) Patent Litigation
Otezla® ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
On May 5, 2021, based on a joint request by Amgen and Cipla Limited (Cipla Ltd), the U.S. District Court for the District of New Jersey (the New Jersey District Court) entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Cipla Ltd’s apremilast product during the term of U.S. Patent Nos. 6,962,940 (the ’940 Patent); 7,427,638 (the ’638 Patent), 7,659,302 (the ’302 Patent), 8,455,536 (the ’536 Patent), 9,724,330 (the ’330 Patent) and 10,092,541 (the ’541 Patent), unless authorized pursuant to a confidential settlement agreement. On May 14, 2021, based on a joint request by Amgen and Torrent Pharmaceuticals Ltd. (Torrent), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Torrent’s apremilast product during the term of the U.S. Patent Nos. 7,893,101 (the ’101 Patent), 9,872,854 (the ’854 Patent) and the ’638 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 19, 2021, based on a joint request by Amgen and Alkem Laboratories Ltd. (Alkem), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Alkem’s apremilast product during the term of the ’940, ’638, ’302, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 25, 2021, based on a joint request by Amgen and MSN Laboratories Private Limited (MSN), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of MSN’s apremilast product during the term of the ’940, ’638, ’302, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On June 11, 2021, based on a joint request by Amgen and Pharmascience Inc. (Pharmascience), the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Pharmascience’s apremilast product during the term of U.S. Patent No. 9,018,243 (the ’243 Patent) and the ’940, ’638, ’302, ’101, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On June 17, 2021, based on a joint request by Amgen and Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, DRL) , the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of DRL’s apremilast product during the term of the ’638, ’101, ’536 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement.
Trial on the consolidated patent infringement action was held at the New Jersey District Court from June 14 to 25, 2021 with closing arguments on July 28, 2021. The remaining defendants are Sandoz Inc. and Zydus Pharmaceuticals (USA) Inc.
ENBREL Patent Litigation
Immunex Corporation, et al. v. Sandoz Inc., et al.
On May 17, 2021, the U.S. Supreme Court denied the petition of Sandoz Inc., Sandoz International GmbH and Sandoz GmbH for certiorari seeking review of the Federal Circuit Court’s affirmance of the validity of U.S. Patent Nos. 8,063,182 and 8,163,522.
Repatha® Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
On June 21, 2021, the Federal Circuit Court denied our petition for rehearing en banc of the Federal Circuit Court’s ruling that claims 19 and 29 of our U.S. Patent No. 8,829,165 and claim 7 of our U.S. Patent No. 8,859,741 are invalid for failing to meet the enablement requirement.
NEUPOGEN® (filgrastim)/Neulasta® Patent Litigation
Amgen Inc., et al. v. Hospira Inc. et al.
On June 11, 2021, after having held a claim construction hearing, the U.S. District Court for the District of Delaware (Delaware District Court) determined that the term at issue required no construction, and on July 14, the Delaware District Court set a briefing schedule for summary judgment motions.
Patent Trial and Appeal Board (PTAB) Challenge
Lupin PTAB Challenge
On July 12, 2021, the PTAB of the U.S. Patent and Trademark Office issued a decision denying institution of Lupin Limited’s petition for inter partes review of U.S. Patent No. 9,856,287.
Apotex PTAB Challenge
On June 21, 2021, the U.S. Supreme Court decided United States v. Arthrex, Inc. On June 28, 2021, the Supreme Court granted the government’s pending certiorari petition and vacated and remanded the Federal Circuit Court’s judgment for further consideration under Arthrex.
Breach of Contract Action
Novartis Pharma AG v. Amgen Inc.
On June 2, 2021, the parties executed agreements to settle two claims in the litigation, relating to the 2018 budget overrun dispute and certain counterclaims alleging breaches by Novartis Pharma AG (Novartis) of the 2015 and 2017 collaboration agreements related to the development and commercialization of Aimovig® (erenumab-aooe), and to amend and restate the 2017 collaboration agreement. As part of the agreement, Amgen paid $48 million to Novartis to resolve the 2018 budget dispute, and Novartis is in the process of transitioning U.S. commercial operations to Amgen.
Antitrust Class Action
Sensipar® (cinacalcet) Antitrust Class Actions
On April 27, 2021, plaintiffs filed their oppositions to defendants’ (including Amgen’s) motion to dismiss, and defendants’ reply was filed on May 25, 2021. A hearing on defendants’ motion to dismiss was held in the Delaware District Court on July 13, 2021.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petition in the U.S. Tax Court.

14. Subsequent events
On June 1, 2021, Amgen and Kyowa Kirin Co., Ltd. (KKC) announced a collaboration and licensing agreement to jointly develop and commercialize KHK4083, an anti-OX40 fully human monoclonal antibody, worldwide, except in Japan. The transaction closed on July 30, 2021, upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Amgen will make an upfront payment of $400 million to KKC, to be recognized as R&D expense in the third quarter of 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the period ended March 31, 2021. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the Securities and Exchange Commission (SEC) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2021. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products—those with the most significant annual commercial sales—are ENBREL, Prolia®, Otezla®, Neulasta®, XGEVA®, Aranesp®, Repatha® and KYPROLIS®. We also market a number of other products, including MVASI® (bevacizumab-awwb), Nplate® (romiplostim), Vectibix® (panitumumab), KANJINTI® (trastuzumab-anns), EPOGEN® (epoetin alfa), EVENITY® (romosozumab-aqqg), BLINCYTO® (blinatumomab), AMGEVITA™ (adalimumab), Parsabiv® (etelcalcetide), Aimovig®, NEUPOGEN® and Sensipar®/Mimpara™.
COVID-19 pandemic
A novel strain of coronavirus (SARS-CoV-2, or severe acute respiratory syndrome coronavirus 2, causing coronavirus disease 19, or COVID-19) was declared a global pandemic by the World Health Organization on March 11, 2020. Since the onset of the pandemic in 2020, we have been closely monitoring the pandemic’s effects on our global operations. We continue to take appropriate steps to minimize risks to our employees, a significant number of whom have continued to work virtually. Employee access to company facilities has been in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations, and we have not experienced disruptions to or shortages of our supply of medicines.

Since the beginning of the COVID-19 pandemic, we have seen changes in demand for some of our products driven by changes in patient visits to doctors’ offices that has impacted providing treatments to existing patients and reduced diagnoses in new patients. Through the second quarter, there has been gradual recovery in both patients resuming treatments and in new patient starts, although overall these remain below pre-COVID-19 levels. The cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business during the second half of the year. We are closely monitoring the effects of the emerging COVID-19 variants on patient behavior and access.
Since early 2021, global vaccination efforts have been underway to control the pandemic. However, uncertainty remains as to the length of time required for vaccinating a meaningful portion of the population as well as the efficacy of such vaccinations on the trajectory of the pandemic. Challenges to vaccination efforts, new variants and other causes of virus spread may require governments to issue additional restrictions and/or shutdowns in various geographies. As a result, we expect to see continued volatility for at least the duration of the pandemic as governments respond to current local conditions.
At this time, the clinical trials that paused at the onset of the pandemic to ensure subject safety or data integrity have resumed. Study enrollment was most affected negatively in the second quarter of 2020 but by the end of the year resumed to around pre-pandemic levels. We are continuously monitoring COVID-19 infection rates and working to mitigate effects on future study enrollment. We remain focused on supporting our active clinical sites in their providing care for patients and in our providing investigational drug supply. In addition, our organization is supporting efforts to combat the COVID-19 pandemic, including by manufacturing therapeutic antibodies in a supply arrangement with Eli Lilly and Company (Lilly) and joining a public–private partnership between leading companies in our industry and U.S. government health agencies to develop a strategy for a coordinated research response.
Despite the ongoing pandemic and business impacts noted above, we believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in the capital-return and other business initiatives that we plan to pursue. For a discussion of risks the COVID-19 pandemic presents to our results, see Risk Factors in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

Significant developments

Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2021. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
Business Development
Kyowa Kirin Co., Ltd. collaboration
•In June 2021, we and KKC, announced an agreement to jointly develop and commercialize KKC’s potential first-in-class, phase 3-ready anti-OX40 fully human monoclonal antibody in development for the treatment of atopic dermatitis, with potential in other autoimmune diseases. The transaction closed on July 30, 2021, upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.
Teneobio, Inc. acquisition
•In July 2021, we and Teneobio, Inc. (Teneobio), announced an agreement under which Amgen will acquire Teneobio, a privately held, clinical stage biotechnology company developing a new class of biologics called Human Heavy-Chain Antibodies. Under the terms of the agreement, Amgen will acquire all outstanding shares of Teneobio at closing in exchange for a $900 million upfront cash payment, as well as future contingent milestone payments to Teneobio equity holders potentially worth up to an additional $1.6 billion in cash. The acquisition is subject to customary closing conditions, including applicable regulatory approvals. The transaction is expected to close in the second half of 2021.

Products/Pipeline
Inflammation
Otezla®
•In May 2021, we announced that the U.S. Food and Drug Administration (FDA) accepted for review the supplemental New Drug Application for Otezla® for the treatment of adults with mild-to-moderate plaque psoriasis who are candidates for phototherapy or systemic therapy. The FDA has set a Prescription Drug User Fee Act (PDUFA) date of December 19, 2021.
Tezepelumab
•In May 2021, Amgen announced that its partner AstraZeneca had submitted a Biologics License Application to the FDA for tezepelumab, a potential first-in-class medicine in severe asthma. The submission is supported by positive clinical trial results including a phase 3 trial, which demonstrated a statistically significant and clinically meaningful reduction in the annualized asthma exacerbation rate (AAER) in patients with severe, uncontrolled asthma compared to placebo.
•In July 2021, we announced that the FDA had granted Priority Review for tezepelumab in the treatment of asthma. The PDUFA date for a decision by the FDA is during the first quarter of 2022.
Oncology/Hematology
LUMAKRAS™ (sotorasib)
•In May 2021, we announced that the FDA had approved LUMAKRAS™ for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic non-small cell lung cancer (NSCLC), as determined by an FDA-approved test, who have received at least one prior systemic therapy. LUMAKRAS™ received accelerated approval based on overall response rate (ORR) and duration of response (DoR). Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial or trials.
Operations
New manufacturing facilities
We announced plans to expand our United States-based manufacturing footprint:
•In June 2021, we announced plans to build an advanced assembly and packaging plant in Ohio. The new facility will assemble and package vials and syringes to support the growing demand for our medicines.
•In August 2021, we announced plans to build a drug substance plant in North Carolina that will increase our manufacturing network capacity to reliably supply more medicines for patients.
We expect that both of these facilities will be built faster and at a lower cost than traditional plants. Once completed, both will also utilize cutting-edge technologies to be more efficient and environmentally friendly than traditional plants.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Product sales
U.S.	$4,374	$4,428	(1)%	$8,277	$8,707	(5)%
ROW	1,740	1,480	18%	3,429	3,095	11%
Total product sales	6,114	5,908	3%	11,706	11,802	(1)%
Other revenues	412	298	38%	721	565	28%
Total revenues	$6,526	$6,206	5%	$12,427	$12,367	—%
Operating expenses	$5,698	$3,883	47%	$9,470	$7,689	23%
Operating income	$828	$2,323	(64)%	$2,957	$4,678	(37)%
Net income	$464	$1,803	(74)%	$2,110	$3,628	(42)%
Diluted EPS	$0.81	$3.05	(73)%	$3.65	$6.12	(40)%
Diluted shares	576	592	(3)%	578	593	(3)%
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
Total product sales increased for the three months ended June 30, 2021, primarily driven by higher unit demand for certain brands, including Prolia®, Repatha®, XGEVA® and MVASI®, partially offset by declines in the net selling prices of certain products. Total product sales decreased for the six months ended June 30, 2021, primarily driven by declines in the net selling price of certain products, partially offset by higher unit demand for certain brands, including Prolia®, Repatha® and MVASI®. There has been gradual recovery through the second quarter of 2021 in patients resuming their treatments and in new patient starts, although overall both remain below pre-COVID-19 levels.
During the initial stages of the COVID-19 pandemic in early 2020, we experienced changes in demand for some of our products. The pandemic interrupted many physician–patient interactions, which led to delays in diagnoses and treatments, with varying degrees of impact across our portfolio. In general, sales of negatively affected products fell the most in the early part of the second quarter of 2020, with product demand beginning to show some recovery in the second half of 2020. In the first half of the current year, demand has been recovering compared with pre-pandemic levels as patients return to doctors’ offices. The cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business during the second half of the year. Given the unpredictable nature of the pandemic, we expect there could be ongoing intermittent disruptions in physician–patient interactions, and as a result, we continue to expect quarter-to-quarter variability. See Risk Factors in Part II, Item 1A. of this Form 10-Q and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2021.
In addition, other changes in the healthcare ecosystem have the potential to introduce variability into product sales trends. For example, we expect changes in U.S. employment to lead to changes to the insured population. Growth in numbers of Medicaid enrollees and uninsured individuals may have a negative impact on product demand and sales. Overall, uncertainty remains around the timing and magnitude of our sales during the COVID-19 pandemic.
Other revenues increased for the three and six months ended June 30, 2021, primarily driven by the sale of COVID-19 antibody material.
Operating expenses increased for the three and six months ended June 30, 2021, primarily driven by IPR&D expense related to the bemarituzumab program acquired as part of the Five Prime acquisition.

Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is partially offset by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three and six months ended June 30, 2021 and 2020.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
ENBREL	$1,144	$1,246	(8)%	$2,068	$2,399	(14)%
Prolia®	814	659	24%	1,572	1,313	20%
Otezla®	534	561	(5)%	1,010	1,040	(3)%
Neulasta®	486	593	(18)%	968	1,202	(19)%
XGEVA®	488	435	12%	956	916	4%
Aranesp®	367	387	(5)%	722	809	(11)%
Repatha®	286	200	43%	572	429	33%
KYPROLIS®	280	253	11%	531	533	—%
Other products	1,715	1,574	9%	3,307	3,161	5%
Total product sales	$6,114	$5,908	3%	$11,706	$11,802	(1)%

Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Selected Financial Information; and (ii) Part II, Item 1A. Risk Factors; and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2020: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, in (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Product Sales; and (ii) Part II, Item 1A. Risk Factors.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
ENBREL — U.S.	$1,113	$1,213	(8)%	$2,007	$2,330	(14)%
ENBREL — Canada	31	33	(6)%	61	69	(12)%
Total ENBREL	$1,144	$1,246	(8)%	$2,068	$2,399	(14)%

The decrease in ENBREL sales for the three and six months ended June 30, 2021, was primarily driven by lower net selling price and unfavorable changes to estimated sales deductions. For the remainder of 2021, we expect the trend of net selling price declines to continue compared with the prior year.

We are involved in patent litigation with a company seeking to market its FDA-approved biosimilar version of ENBREL. See Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report. Companies with approved biosimilar versions of ENBREL may seek to enter the U.S. market if we are not ultimately successful in our litigations, or even earlier. Other companies are also developing proposed biosimilar versions of ENBREL.
Prolia®
Total Prolia® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Prolia® — U.S.	$538	$441	22%	$1,039	$863	20%
Prolia® — ROW	276	218	27%	533	450	18%
Total Prolia®	$814	$659	24%	$1,572	$1,313	20%

The increase in global Prolia® sales for the three and six months ended June 30, 2021, was primarily driven by higher unit demand. Although disruptions from the effects of the COVID-19 pandemic on new and repeat patient visits have decreased, we anticipate that such disruptions will continue to affect demand in 2021—but to a lesser degree than that experienced in 2020.
Otezla®
Total Otezla® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Otezla® — U.S.	$423	$464	(9)%	$789	$841	(6)%
Otezla® — ROW	111	97	14%	221	199	11%
Total Otezla®	$534	$561	(5)%	$1,010	$1,040	(3)%
The decrease in global Otezla® sales for the three and six months ended June 30, 2021, was primarily driven by lower net selling price and unfavorable changes to estimated sales deductions, partially offset by higher unit demand.
For a discussion of ongoing litigation related to Otezla®, see Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 12, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report.
Neulasta®
Total Neulasta® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Neulasta® — U.S.	$434	$520	(17)%	$855	$1,054	(19)%
Neulasta® — ROW	52	73	(29)%	113	148	(24)%
Total Neulasta®	$486	$593	(18)%	$968	$1,202	(19)%

The decrease in global Neulasta® sales for the three and six months ended June 30, 2021, was driven by the impact of biosimilar competition on net selling price and unit demand, partially offset by favorable changes to estimated sales deductions.

Increased competition in the United States and Europe as a result of biosimilar versions of Neulasta® has had and will continue to have a significant adverse impact on brand sales, including additional net price erosion. We also expect other biosimilar versions to be approved in the future. For a discussion of ongoing patent litigations related to these and other biosimilars, see Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, Note 12, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2021, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report.
XGEVA®
Total XGEVA® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
XGEVA® — U.S.	$355	$318	12%	$689	$673	2%
XGEVA® — ROW	133	117	14%	267	243	10%
Total XGEVA®	$488	$435	12%	$956	$916	4%

The increase in global XGEVA® sales for the three months ended June 30, 2021, was driven by higher unit demand. The increase in global XGEVA® sales for the six months ended June 30, 2021, was primarily driven by higher unit demand, partially offset by lower net selling price.
Aranesp®
Total Aranesp® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Aranesp® — U.S.	$135	$156	(13)%	$260	$331	(21)%
Aranesp® — ROW	232	231	—%	462	478	(3)%
Total Aranesp®	$367	$387	(5)%	$722	$809	(11)%

The decrease in global Aranesp® sales for the three months ended June 30, 2021, was driven by lower net selling price due to competition. The decrease in global Aranesp® sales for the six months ended June 30, 2021, was primarily driven by lower net selling price and unit demand due to competition.
Aranesp® continues to face competition from a long-acting erythropoiesis-stimulating agent (ESA) and also faces competition from a biosimilar version of EPOGEN®, which will continue to impact sales in the future.
Repatha®
Total Repatha® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Repatha® — U.S.	$143	$115	24%	$282	$239	18%
Repatha® — ROW	143	85	68%	290	190	53%
Total Repatha®	$286	$200	43%	$572	$429	33%

The increase in global Repatha® sales for the three and six months ended June 30, 2021, was driven by higher unit demand, partially offset by lower net selling price. We expect further reduction in the net selling price on a sequential basis as the number of Medicare Part D patients receiving Repatha® increases.

For a discussion of ongoing litigation related to Repatha®, see Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; Note 12, Contingencies and commitments, to the condensed consolidated financial statements for the period ended March 31, 2021; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report.
KYPROLIS®
Total KYPROLIS® sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
KYPROLIS® — U.S.	$190	$167	14%	$349	$354	(1)%
KYPROLIS® — ROW	90	86	5%	182	179	2%
Total KYPROLIS®	$280	$253	11%	$531	$533	—%

The increase in global KYPROLIS® sales for the three months ended June 30, 2021, was primarily driven by higher unit demand and an increase in net selling price. Global KYPROLIS® sales for the six months ended June 30, 2021 remained relatively flat compared with the prior period.
We are engaged in litigation with two companies that are challenging certain of our patents related to KYPROLIS® and that are seeking to market generic carfilzomib products. Separately, we have entered into confidential settlement agreements with other companies developing generic carfilzomib products, and the court has entered consent judgments enjoining those companies from infringing certain of our patents, subject to terms of the confidential settlement agreements. See Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; Note 12, Contingencies and commitments, to the condensed consolidated financial statements for the period ended March 31, 2021, and Note 13; Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report. The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch-Waxman Act and any applicable settlement agreements between the parties.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
MVASI® — U.S.	$206	$149	38%	$430	$257	67%
MVASI® — ROW	88	23	*	158	30	*
Nplate® — U.S.	136	107	27%	248	234	6%
Nplate® — ROW	109	86	27%	224	177	27%
Vectibix® — U.S.	92	79	16%	171	159	8%
Vectibix®— ROW	147	116	27%	259	238	9%
KANJINTI® — U.S.	132	101	31%	262	197	33%
KANJINTI® — ROW	24	22	9%	55	45	22%
EPOGEN® — U.S.	130	161	(19)%	255	316	(19)%
EVENITY® — U.S.	79	40	98%	136	77	77%
EVENITY®— ROW	52	61	(15)%	102	124	(18)%
BLINCYTO® — U.S.	62	56	11%	127	113	12%
BLINCYTO® — ROW	46	37	24%	88	74	19%
AMGEVITA™ — ROW	107	62	73%	213	148	44%
Parsabiv® — U.S.	37	160	(77)%	83	306	(73)%
Parsabiv® — ROW	34	26	31%	67	55	22%
Aimovig® — U.S.	82	98	(16)%	148	169	(12)%
NEUPOGEN® — U.S.	36	28	29%	54	73	(26)%
NEUPOGEN® — ROW	15	21	(29)%	31	41	(24)%
Sensipar® — U.S.	4	32	(88)%	4	74	(95)%
Sensipar®/Mimpara™ — ROW	20	49	(59)%	43	130	(67)%
Other — U.S.	47	23	*	89	47	89%
Other — ROW	30	37	(19)%	60	77	(22)%
Total other products	$1,715	$1,574	9%	$3,307	$3,161	5%
Total U.S. — other products	$1,043	$1,034	1%	$2,007	$2,022	(1)%
Total ROW — other products	672	540	24%	1,300	1,139	14%
Total other products	$1,715	$1,574	9%	$3,307	$3,161	5%
* Change in excess of 100%.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Cost of sales	$1,637	$1,488	10%	$3,127	$3,001	4%
% of product sales	26.8%	25.2%		26.7%	25.4%
% of total revenues	25.1%	24.0%		25.2%	24.3%
Research and development	$1,082	$964	12%	$2,049	$1,916	7%
% of product sales	17.7%	16.3%		17.5%	16.2%
% of total revenues	16.6%	15.5%		16.5%	15.5%
Acquired in-process research and development	$1,505	$—	NM	$1,505	$—	NM
% of product sales	24.6%	—%		12.9%	—%
% of total revenues	23.1%	—%		12.1%	—%
Selling, general and administrative	$1,384	$1,295	7%	$2,638	$2,611	1%
% of product sales	22.6%	21.9%		22.5%	22.1%
% of total revenues	21.2%	20.9%		21.2%	21.1%
Other	$90	$136	(34)%	$151	$161	(6)%
NM - Not meaningful

Cost of sales
Cost of sales increased to 25.1% and 25.2% of total revenues for the three and six months ended June 30, 2021, respectively, primarily driven by unfavorable product mix and by higher profit share and royalty expenses, partially offset by lower amortization expense from acquisition-related assets.
Research and development
The increases in R&D expense for the three and six months ended June 30, 2021, were primarily driven by higher research and early pipeline spend and late-stage program support, including recent business development activities.
Acquired in-process research and development
Acquired IPR&D expense for the three and six months ended June 30, 2021, is related to the bemarituzumab program acquired as part of the Five Prime acquisition.
Selling, general and administrative
The increase in Selling, general and administrative (SG&A) expense for the three months ended June 30, 2021, was driven by higher marketed-product support.
The increase in SG&A expense for the six months ended June 30, 2021, was driven by higher marketed-product support, partially offset by favorable adjustments to estimated U.S. healthcare reform federal excise fees.
Other
Other operating expenses for the three and six months ended June 30, 2021, consisted primarily of expenses related to cost savings initiatives. Other operating expenses for the three and six months ended June 30, 2020, consisted of legal settlement expenses.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense, net	$(281)	$(296)	$(566)	$(642)
Other income, net	$11	$3	$24	$14
Provision for income taxes	$94	$227	$305	$422
Effective tax rate	16.8%	11.2%	12.6%	10.4%
Interest expense, net
The decrease in Interest expense, net, for the three months ended June 30, 2021, was primarily due to lower LIBOR rates in the current year period on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps, partially offset by higher overall debt outstanding in the current year period.
The decrease in Interest expense, net, for the six months ended June 30, 2021, was primarily due to net costs associated with the early retirement of debt in the first quarter of the prior year and lower LIBOR rates in the current year period on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps, partially offset by higher overall debt outstanding in the current year period.
Other income, net
The increase in Other income, net, for the three months ended June 30, 2021, was primarily due to lower losses in connection with our BeiGene investment, partially offset by gains recognized on our investments in limited partnerships in the prior year period.
The increase in Other income, net, for the six months ended June 30, 2021, was primarily due to higher gains recognized on our investments in limited partnerships in the current year, partially offset by gains recognized in the prior year period on our interest-bearing securities.
Income taxes
The increase in our effective tax rate for the three and six months ended June 30, 2021, was primarily due to the non-deductible IPR&D expense arising from the acquisition of Five Prime.
The Administration and Congress are considering significant changes to existing tax law, including an increase in the corporate tax rate and the tax rate on foreign earnings. These changes could substantially increase U.S. taxation of our operations both in and outside the United States, including the U.S. territory of Puerto Rico. In addition, the Organization for Economic Co-operation and Development (OECD) recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, this agreement could result in tax increases in both the United States and foreign jurisdictions.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued a resolution with the IRS administrative appeals office. As previously reported, we were unable to reach resolution with the IRS appeals office. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for 2010, 2011 and 2012 that we received in May and July 2021. The duplicate Notices seek to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $3.6 billion, plus interest. Any additional tax that could be imposed would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings. In any event, we firmly believe that the IRS’s positions in the Notices are without merit and we will vigorously contest the Notices through the judicial process.
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

Final resolution of these complex matters is not likely within the next 12 months. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, application of the tax law to our facts and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes and uncertain resolution of these matters, the ultimate outcome of any tax matters may result in payments substantially greater than amounts accrued as noted above and could have a material adverse impact on our condensed consolidated financial statements.
See Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	June 30, 2021	December 31, 2020
Cash, cash equivalents and marketable securities	$8,082	$10,647
Total assets	$59,773	$62,948
Current portion of long-term debt	$4,324	$91
Long-term debt	$28,458	$32,895
Stockholders’ equity	$8,247	$9,409

Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $8.1 billion at June 30, 2021. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In March 2021 and December 2020, the Board of Directors declared a quarterly cash dividend of $1.76 per share of common stock, which were paid on June 8, 2021 and March 8, 2021, respectively, an increase of 10% over the quarterly cash dividend paid in each quarter in 2020. In July 2021, the Board of Directors declared a quarterly dividend of $1.76 per share, which will be paid on September 8, 2021.
We also returned capital to stockholders through our stock repurchase program. During the six months ended June 30, 2021, we executed trades to repurchase $2.5 billion of common stock. As of June 30, 2021, $3.9 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2021 and December 31, 2020. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, to meet capital expenditure and debt service requirements, to fund our plans to pay dividends and repurchase stock and to fulfill other business initiatives we expect to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, equity markets and borrowings (including commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets). See our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of June 30, 2021.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2021	2020
Net cash provided by operating activities	$4,035	$4,976
Net cash provided by (used in) investing activities	$890	$(2,389)
Net cash (used in) provided by financing activities	$(4,561)	$521

Operating
Cash provided by operating activities is expected to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2021, decreased primarily due to a difference in the timing of payments to tax authorities and the monetization of interest rate swaps in the prior year, partially offset by the timing of collections from customers, in part, as a result of the impact of the Otezla® acquisition in the prior year.
Investing
Cash provided by investing activities during the six months ended June 30, 2021, was primarily due to net cash inflows related to marketable securities of $2.9 billion, partially offset by the acquisition of Five Prime for $1.6 billion and capital expenditures of $351 million. Cash used in investing activities during the six months ended June 30, 2020, was primarily due to our $2.6 billion equity investment in BeiGene and capital expenditures of $300 million, partially offset by net cash inflows related to marketable securities of $607 million. We currently estimate 2021 spending on capital projects to be approximately $900 million.
Financing
Cash used in financing activities during the six months ended June 30, 2021, was primarily due to payments to repurchase our common stock of $2.5 billion and the payment of dividends of $2.0 billion. Cash provided by financing activities during the six months ended June 30, 2020, was primarily due to net proceeds from the issuance of debt of $9.0 billion, partially offset by the repayment of debt of $5.0 billion, the payment of dividends of $1.9 billion and payments to repurchase our common stock of $1.5 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2020, and is incorporated herein by reference. Except as discussed below, there were no material changes during the six months ended June 30, 2021, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Interest rate sensitive financial instruments
To achieve a desired mix of fixed and floating interest rate debt, we entered into additional interest rate swap contracts with an aggregate notional amount of $1.5 billion during the three months ended June 30, 2021. As of June 30, 2021, an aggregate notional amount of $7.4 billion of interest rate swap contracts was outstanding. These interest rate swap contracts effectively converted a fixed interest rate coupon to a floating-rate LIBOR-based coupon over the life of the respective notes. A hypothetical 100 basis point increase in interest rates relative to interest rates at June 30, 2021, would have resulted in a reduction in fair value of approximately $390 million on our interest rate swap contracts on that date. The analysis for the interest rate swap contracts does not consider the impact that hypothetical changes in interest rates would have on the related fair value of debt that these interest-rate-sensitive instruments were designed to offset.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Management determined that as of June 30, 2021, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Notes 12 and 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021 and June 30, 2021, respectively, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2020, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, is an ongoing global pandemic that has resulted in public and governmental efforts to contain or slow the spread of the disease, including widespread shelter-in-place orders, social distancing interventions, quarantines, travel restrictions and various forms of operational shutdowns. The COVID-19 pandemic and the resulting measures implemented in response to the pandemic are adversely affecting, and are expected to continue to adversely affect, our business (including our R&D, clinical trials, operations, manufacturing, supply chains, distribution systems, product development and sales activities), the business activities of our suppliers, customers, third-party payers and our patients. See our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A. Risk Factors—The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, product sales, business and results of operations; see also Our current products and products in development cannot be sold without regulatory approval; and see also We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Due to the pandemic and these measures and their effects, we have experienced, and expect to continue to experience, unpredictable reductions in demand for certain of our products, exacerbated by COVID-19 surges resulting in repeated shut-downs and/or disruptions in certain geographies.
Federal, state and local, and international governmental policies and initiatives designed to reduce the transmission of COVID-19 also have resulted in the cancellation or delay of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will likely continue to varying degrees for the duration of the pandemic and have significantly reduced patient access to, and administration of, certain of our drugs. For example, Prolia® requires administration by a healthcare provider in doctors’ offices or other healthcare settings that are affected by COVID-19. The U.S. label for Prolia® instructs healthcare professionals who discontinue Prolia® to transition the patient to an alternative antiresorptive, including oral treatments that do not require administration by a healthcare provider. Further, as a result of COVID-19, oncology patients, in consultation with their doctors, may be selecting therapies that are less immunosuppressive or therapies that do not require administration in a hospital setting, potentially adversely affecting certain of our products. Also, new patients have been, and are expected to continue to be, less likely to be diagnosed and/or to start therapeutics during the pandemic, and these effects, together with the lower treatment rates during the pandemic, have had, and are expected to continue to have, a cumulative negative effect on the commercial performance of our business. The decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business during the second half of the year. Once the pandemic subsides, we anticipate there could be a backlog of patients seeking appointments with physicians relating to a variety of medical conditions, and as a result, patients seeking treatment with certain of our products may have to navigate lower provider capacity, and this lower provider capacity could have a continued adverse effect on our sales following the opening up of various geographies and/or the end of the pandemic. Further, the effects of the COVID-19 pandemic may result in long-term shifts in preferences among healthcare professionals and patients toward treatments that do not require administration by healthcare professionals or visits to medical facilities.
As the pandemic continues, and if conditions worsen or if the duration of the pandemic extends significantly, we expect to experience additional adverse effects on our development, operational and commercial activities, customer purchases and our collections of accounts receivable. It remains uncertain the degree to which these adverse effects would impact our future operational and commercial activities, customer purchases and our collections as conditions begin to improve. There has been a resurgence in COVID-19 infections in numerous jurisdictions in the first half of 2021, resulting in the reinstatement of stricter restrictions and shutdowns in a number of jurisdictions, including in the U.S., Europe and Asia Pacific regions. It is expected that the pandemic will continue to ebb and flow, with different jurisdictions having higher levels of infections than others over the course of the pandemic. New variants of the SARS-CoV-2 virus have emerged, and have been shown to be present in many geographies, and appear to spread more easily and quickly than other variants. Further, although some studies suggest that antibodies generated with currently authorized vaccines may be effective against these variants, it remains uncertain whether currently available vaccines will retain their efficacy against current and/or future variants of the virus. Jurisdictions may implement, continue or reinstate border closures, impose or reimpose prolonged quarantines and further restrict travel and business activity, which could significantly affect our ability to support our operations and customers and the ability of our employees to get to their workplaces to discover, study, develop and produce our product candidates and products, disrupt the movement of our products through the supply chain, and further prevent or discourage patients from participating in our clinical trials, seeking healthcare services and the administration of certain of our products. Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical products, we or our suppliers may elect to, or governments may require us or our suppliers to, allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations, customer relationships and financial results. In the U.S., on January 21, 2021, President Biden issued an Executive Order instructing federal agencies to use all available legal authorities, including the Defense Production Act, to improve current and future pandemic response and biological threat preparedness. The rapid reallocation of resources for the treatment and prevention of COVID-19 (including the production of COVID-19 vaccinations or related therapies, such as our agreement to contribute to the production of Lilly’s COVID-19 antibody therapies) and/or disruptions and shortages in the global supply chain caused by the pandemic, could also result in increased competition for, or reduced availability of, materials used in the development, manufacturing, distribution, or administration of our products. For example, during the second quarter of 2021, an industry-wide shortage of certain lab kit supplies necessary for some activities that support our clinical trials has developed that we are actively monitoring and managing. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships.
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
The rapid development and fluidity of the pandemic preclude any prediction as to the ultimate effect of COVID-19 on us. The duration of the measures being taken by the authorities to mitigate against the spread of COVID-19 (including the distribution and/or availability of vaccines), and the extent to which such measures are effective, if at all, remain highly uncertain. The magnitude and degree of COVID-19’s adverse effect on our business (including our product development, product sales, operating results and resulting cash flows) and financial condition will be driven by the severity and duration of the pandemic, the pandemic’s effect on the United States and global economies and the timing, scope and effectiveness of federal, state, local and international governmental responses to the pandemic. If mitigation of the pandemic continues to require further shelter-in-place and shut-down orders and/or restrictions on individual and/or group conduct, any adverse effects of the COVID-19 pandemic will likely grow and could be enduring and our business and financial position could be materially adversely affected.
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
Our information technology systems are highly integrated into our business, including our R&D efforts, our clinical and commercial manufacturing processes and our product sales and distribution processes. Further, as the majority of our employees are working remotely, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase. The complexity and interconnected nature of our systems makes them potentially vulnerable to breakdown or other service interruptions. Our systems are also subject to frequent cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity and are becoming increasingly difficult to detect. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, that can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering. We have also experienced unsuccessful denial of service attacks against our network, and although such attacks did not succeed, there can be no assurance that our efforts to guard against the wide and growing variety of potential attack techniques will be successful in the future. Attacks such as those experienced by governmental entities (including those that approve and/or regulate our products, such as the European Medicines Agency (EMA)) and other multi-national companies, including some of our peers, could leave us unable to utilize key business systems or access or protect important data, and could have a material adverse effect on our ability to operate our business, including developing, gaining regulatory approval for, manufacturing, selling and/or distributing our products. For example, in 2017, a pharmaceutical company experienced a cyberattack involving virulent malware that significantly disrupted its operations, including its research and sales operations and the production of some of its medicines and vaccines. As a result of the cyberattack, its orders and sales for certain products in certain markets were negatively affected. In December 2020, SolarWinds Corporation, a leading provider of software for monitoring and managing information technology infrastructure, disclosed that it had suffered a cybersecurity incident whereby attackers had inserted malicious code into legitimate software updates for its products that were installed by myriad private and government customers, enabling the attackers to access a backdoor to such systems. See our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1A. Risk Factors—The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, product sales, business and results of operations for a discussion of the cyberattack on the EMA.
Our systems also contain and utilize a high volume of sensitive data, including intellectual property, trade secrets, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to process, store, manage or transmit such data, which may increase our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors, or the public. For example, a supplier recently experienced a data breach in which an unauthorized third party acquired access to certain information provided to the supplier in the course of its provision of services to us, including business documents and certain personally identifiable patient information (not including social security or other financial or health insurance information). As required, we promptly notified the applicable state attorneys general and the individuals whose personally identifiable information was affected of this data breach at the supplier. Although the supplier data breach did not result in a material adverse effect on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations.
Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we may acquire may face similar risks, and security breaches of their systems could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data or sensitive personal information. For example, in 2019, two vendors that perform testing and analytical services that we use in developing and manufacturing our products have experienced cyberattacks, and in April and September of 2020, vendors that provide us with information technology services and clinical data services, respectively, each experienced ransomware attacks. Although there was no breach of our systems, each of these incidents required us to disconnect our systems from those vendors’ systems. While we were able to reconnect our systems following restoration of these vendor’s capabilities without significantly affecting product availability, a more extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. In addition, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients.
Although we have experienced system breakdowns, attacks and information security breaches, we do not believe such breakdowns, attacks and breaches have had a material adverse effect on our business or results of operations. We continue to invest in the monitoring, protection and resilience of our critical and/or sensitive data and systems. However, there can be no assurances that our efforts will detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks and/or breaches of our systems that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in material financial, legal, business or reputational harm to us or negatively affect our stock price. While we maintain cyber-liability insurance, our insurance is not sufficient to cover us against all losses that could potentially result from a service interruption, breach of our systems or loss of our critical or sensitive data.
We are also subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the European Union’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018 (CCPA), which became effective in January 2020, both of which provide for substantial penalties for non-compliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Since then, Virginia and Colorado both passed similar consumer privacy laws that will go into effect in 2023. Other jurisdictions where we operate continue to propose similar legislation and/or regulations with others expected to pass in 2021. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
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
—Changing U.S. federal coverage and reimbursement policies and practices have affected and may continue to affect access to, pricing and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See our Annual Report on Form 10-K for the year ended December 31, 2020, Part I, Item 1. Business—Reimbursement. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. Congress has been focused on drug pricing reforms and oversight since 2018, and that activity continues today. For example, in 2020, Amgen participated in House Oversight and Reform Committee hearings on drug pricing practices. Additionally, in 2019 and 2020, a number of other Congressional committees debated drug pricing reform proposals. For example, in 2019, the Senate Finance Committee advanced a bill that would, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and/or D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries and require higher/additional manufacturer discounts in Medicare Part D. Additionally, in late 2019, a drug-pricing bill, H.R. 3, passed the House of Representatives, which would, among other things, enable direct price negotiations by the federal government on certain drugs (with the maximum price paid by Medicare capped by prices derived from an international index), includes a penalty for failing to reach agreement with the government and requires that manufacturers offer these negotiated prices to other payers. We expect H.R. 3 to again be debated by Congress in the coming months. Most recently, Congress passed the American Rescue Plan Act of 2021 to provide additional stimulus money and support for COVID relief. As part of that legislation, a provision that is expected to be implemented in 2024 was included that has the effect of increasing the Medicaid rebate liability for some medicines that increase prices in excess of inflation. There are other outstanding proposals that have been introduced by the prior Administration that, if enacted and implemented in whole or in part, could also affect access to and sales of our products, including, but not limited to, proposals to allow importation of prescription medications from Canada or other countries and to set Medicare payment rates using international price referencing. Further, in mid-2020, the prior Administration announced a number of Executive Orders intended to reduce the cost of biopharmaceuticals for patients, including a most favored nation (MFN) policy for Medicare Parts B and D, under which the Health & Human Services (HHS) was directed to take steps to implement payment models that set Medicare purchase prices based on the lowest price available in economically comparable countries for certain Part B and Part D medicines. In September 2020, in response to the corresponding Executive Order, HHS released a final rule to allow states (or other nonfederal government entities) to submit proposals to the FDA allowing for the importation of certain nonbiologic prescription drugs from Canada. Currently, the rule is being challenged by litigation, however, should such litigation be unsuccessful and should the Secretary of HHS authorize state proposals for importation, this rule could allow the importation of Canadian versions of certain of Amgen’s products (including Otezla®), that could have a material adverse effect on Amgen’s business. Further, in November 2020, also in response to the corresponding Executive Order, HHS released an interim final rule to implement the MFN pricing approach. If implemented, the MFN rule would set the reimbursement rate for 50 Medicare Part B drugs (including our products, such as Prolia®, XGEVA®, KYPROLIS®, Neulasta®, Nplate®, EPOGEN® and Aranesp®) equal to the lowest adjusted price for such products of the 22 OECD nations. Lawsuits have been filed by certain trade groups challenging the implementation of this MFN rule based on, among other things, procedural defects. Late in 2020, in the case filed by the Biotechnology Innovation Organization (BIO) and others, the U.S. District Court for the Northern District of California issued a preliminary injunction preventing the rule from taking effect nationwide, pending the government’s completion of required administrative procedures. The case was subsequently stayed by the court. On July 29, 2021, the court granted the parties’ request for the stay to remain in place and ordered the parties to file their joint status report by September 27, 2021. Another case, filed by the Pharmaceutical Research and Manufacturers of America and others in the U.S. District Court for the District of Maryland, was also stayed until either a final rule based on the MFN interim rule is published in the Federal Register, or until the court orders a lifting of the stay based on, among other things, the status of the nationwide preliminary injunction issued in the BIO case. Notwithstanding these stays, the MFN rule’s approach to drug pricing and other similar approaches, remain of interest. Further, despite the change in Administration, we expect continued significant focus on healthcare and similar drug pricing proposals for the foreseeable future, including proposals similar to the MFN rule or other proposals that would grant the HHS secretary the authority to negotiate drug prices directly with manufacturers.
Our business has been, and is expected to continue to be, affected by changes in U.S. federal reimbursement policy resulting from federal regulations and federal demonstration projects. Over the past three years, federal agencies, including the Centers for Medicare & Medicaid Services (CMS), announced a number of recommendations, policies, proposals and demonstration projects addressing drug pricing. CMS is the federal agency responsible for administering Medicare and overseeing state Medicaid programs and Health Insurance Marketplaces and has substantial power to implement policy changes or demonstration projects that can quickly and significantly affect how drugs, including our products, are covered and reimbursed. CMS issued guidance to allow certain Medicare plans offered by private insurance companies to require that patients receiving Medicare Part B drugs first try a drug preferred by the plan before covering another therapy (Step Therapy) and lowered reimbursement rates for new Medicare Part B drugs. Further, HHS issued a final rule under Medicare Part D revising the regulations under the federal antikickback statute to encourage Pharmacy Benefit Managers (PBMs) to use rebates received from biopharmaceutical manufacturers to reduce patient cost-sharing at the point of sale. While the implementation date for the rule is January 1, 2023, the rule remains subject to litigation, there are numerous logistical hurdles to overcome before it can be effectively implemented, and it is unclear how PBMs will respond and what the current Administration’s position is on such rule. Further, while the prior Administration finalized a rule (effective January 1, 2022) mandating price and cost-sharing transparency for almost all health plans and insurers in the individual and group commercial markets, it also is unclear how the current Administration views this rule and how plans and PBMs may respond when it goes into effect. Separately, the Administration is seeking information on how best to implement new reporting requirements relating to the cost of pharmacy benefits, including premiums for drug coverage, manufacturer rebates and the most utilized drugs under group health plans. Such reporting requirements begin no later than December 27, 2021. It is unclear how group health plans and health insurers may respond. The Administration also could develop and seek to advance a range of policy proposals that could impact U.S. federal reimbursement policy for drugs and biologics, including changes to Medicare Part B.

CMS policy changes and demonstration projects to test new care, delivery and payment models can significantly affect how drugs, including our products, are covered and reimbursed. In end-stage renal disease (ESRD), CMS uses bundled payment rates. Between 2018 and 2020, Sensipar® and Parsabiv®, our calcimimetics that are used in dialysis clinics, were eligible for temporary drug add-on payment adjustments (TDAPA) to the bundled rate. In November 2020, CMS released its final rule ending the TDAPA for calcimimetics and adjusting ESRD Prospective Payment System bundled rates on January 1, 2021 by $9.93 per dialysis treatment for calcimimetics. As a result, sales of Parsabiv® have been materially adversely affected by this rule change. Additionally, CMS created a new mandatory payment model, effective January 1, 2021, focused on encouraging greater use of home dialysis and kidney transplants for ESRD patients that could result in changes to treatment of dialysis patients, including reduction of the use of our ESAs. Further, in November 2019, CMS announced additional voluntary payment models for nephrologists and dialysis facility partners that also seek to encourage home dialysis and preemptive transplantation through increased risk sharing, but the start date of such programs has been pushed back to January 1, 2022. CMS has also solicited suggestions regarding other potential care models. In 2016, CMS initiated the Oncology Care Model demonstration, which provides participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care, that has been extended by one year (to 2022) due to COVID-19. We believe the Oncology Care Model has reduced utilization of certain of our oncology products by participating physician practices and expect it to continue to do so in the future. Additionally, in late 2019, CMS announced a request for information on the Oncology Care First model, a new voluntary model that builds on the Oncology Care Model. CMS has indicated a continued interest in exploring demonstrations of mandatory models, and may propose both new mandatory payment models in the future that could adversely affect our business. CMS recently finalized a rule that, starting January 1, 2023, unless a manufacturer can ensure that the full amount of manufacturer patient assistance programs is passed on to the patient, such amount will be treated as a price reduction that will be taken into account when reporting our Best Price and/or Average Manufacturer Price. Given the use by PBMs and insurers of copay accumulator adjustment programs to apply such patient assistance for the benefit of such companies and not to defray costs to patients, it could be difficult to impossible for manufacturers to ensure that the full value of such amounts is being passed on to the patient. This new policy, if implemented, would have significant implications for our ability to offer copay assistance programs.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts, and such tax authorities (including the IRS) are becoming more aggressive in their audits and are particularly focused on such matters. In 2017, we received a RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. As previously reported, we disagreed with the proposed adjustments and calculations and pursued a resolution with the IRS administrative appeals office. However, we were unable to reach resolution with the IRS appeals office. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicative Notices for 2010, 2011 and 2012 that we received in May and July 2021 which seek to increase our U.S. taxable income. We firmly believe that the IRS’ positions set forth in the Notices are without merit, and we will vigorously contest the Notices through the judicial process. See Note 4, Income taxes, to the condensed consolidated financial statements.
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
Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities and changes in applicable tax laws, regulations or administrative interpretations thereof. The Tax Cuts and Jobs Act (the 2017 Tax Act) is complex and a large volume of regulations and guidance has been issued and could be subject to different interpretations. We could face audit challenges to our application of the 2017 Tax Act. The Administration and Congress are considering significant changes to existing tax law, including an increase in the corporate tax rate and the tax rate on foreign earnings. These changes could substantially increase U.S. taxation of our operations both in and outside the United States, including the U.S. territory of Puerto Rico. Further, the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, this agreement could result in tax increases in both the United States and foreign jurisdictions. Changes to existing tax law in the U.S., the U.S. territory of Puerto Rico, or other jurisdictions that would likely result in tax increases where we do business and could have a material adverse effect on the results of our operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2021, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
April 1 - 30	1,912,921	$244.13	1,912,921	$5,044,280,273
May 1 - 31	2,425,697	$248.21	2,425,697	$4,442,191,440
June 1 - 30	2,180,367	$239.80	2,180,367	$3,919,349,391
Total	6,518,985	$244.20	6,518,985
___________
(1)    Average price paid per share includes related expenses.
(2)    In March 2021, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $3.4 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

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

10.39*
Amended and Restated Collaboration Agreement, dated June 2, 2021, by and between Amgen Inc. and Novartis Pharma AG (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

10.40
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

10.41
Guarantee, dated as of October 31, 2019, made by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.42
Share Purchase Agreement, dated October 31, 2019, by and between Amgen Inc. and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.43
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

10.45
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2012 on May 8, 2012 and incorporated herein by reference.)

10.46
Amendment No. 1 to the Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2014 on February 19, 2015 and incorporated herein by reference.)

10.47
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

10.48
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

10.49*
License and Collaboration Agreement, dated June 1, 2021, by and between Amgen Inc. and Kyowa Kirin Co., Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed).

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

Amgen Inc.
(Registrant)

Date:	August 3, 2021	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)