Form 10-K
period 2021-12-31
AMGEN INC
filed 2022-02-16
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $137,531,019,585 as of June 30, 2021.(A)

(A)Excludes 811,415 shares of common stock held by directors and executive officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding, at June 30, 2021. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
557,029,370
(Number of shares of common stock outstanding as of February 11, 2022)

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be held May 17, 2022, are incorporated by reference into Part III of this annual report.

i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-K—including but not limited to those that are finance, regulation and disease-state related—as well as names of other companies, which are given below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
AbbVie	AbbVie Inc.
ACA	Affordable Care Act
aHUS	atypical hemolytic uremic syndrome
ALL	acute lymphoblastic leukemia
AMD	age-related macular degeneration
Amended 2009 Plan	Amended and Restated 2009 Equity Incentive Plan
ANDA	Abbreviated New Drug Application
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BAFF	B-cell activating factor
BeiGene	BeiGene, Ltd.
BiTE®	bispecific T-cell engager
BLA	Biologics License Application
BMS	Bristol Myers Squibb Company
BPCIA	Biologics Price Competition and Innovation Act of 2009
Celgene	Celgene Corporation
CGRP	calcitonin gene-related peptide
chemotherapy	anticancer medicines
CHMP	Committee for Medicinal Products for Human Use
CIT	chemotherapy-induced thrombocytopenia
CKD	chronic kidney disease
CMS	Centers for Medicare & Medicaid Services
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	coronavirus disease 2019
CV	cardiovascular
DaVita	DaVita Inc.
DLL3	delta-like ligand 3
DOJ	U.S. Department of Justice
DoR	duration of response
EC	European Commission
EMA	European Medicines Agency
EPS	earnings per share
ERG	employee resource group
ESA	erythropoiesis-stimulating agent
ESG	environmental, social and governance
ESRD	end-stage renal disease
EU	European Union
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FGFR2b	fibroblast growth factor receptor 2b
Fitch	Fitch Ratings, Inc.

Term	Description
Five Prime	Five Prime Therapeutics, Inc.
FOMBPR	Financial Oversight and Management Board for Puerto Rico
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation
GEJ	gastroesophageal junction
HeFH	heterozygous familial hypercholesterolemia
HER2	human epidermal growth factor receptor 2
HGRAC	Human Genetic Resources Administration of China
HHS	U.S. Department of Health & Human Services
HLE	half-life extended
HoFH	homozygous familial hypercholesterolemia
ICOSL	inducible costimulatory ligand
IL	interleukin
IND	Investigational New Drug Application
IPR&D	in-process research and development
IRP	international reference pricing
IRS	Internal Revenue Service
ITP	immune thrombocytopenia
J&J	Johnson & Johnson
Janssen	Janssen Biotech, Inc.
K-A	Kirin-Amgen, Inc.
Kirin	Kirin Holdings Company, Limited
KKC	Kyowa Kirin Co., Ltd.
LDL-C	low-density lipoprotein cholesterol
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
mCRPC	metastatic castrate-resistant prostate cancer
MD&A	management’s discussion and analysis
MFN	most favored nation
Moody’s	Moody’s Investors Service, Inc.
MRD	minimal residual disease
Neumora	Neumora Therapeutics, Inc.
NOL	net operating loss
Novartis	Novartis Pharma AG
NSCLC	non-small cell lung cancer
Nuevolution	Nuevolution AB
OECD	Organization for Economic Co-operation and Development
OIG	Office of Inspector General
ORR	objective response rate
PBM	pharmacy benefit manager
PCSK9	proprotein convertase subtilisin/kexin type 9
PDE4	phosphodiesterase 4
PDUFA	Prescription Drug User Fee Act
PFS	progression-free survival
PNH	paroxysmal nocturnal hemoglobinuria
Profit Sharing Plan	Amgen Profit Sharing Plan for Employees in Ireland
PROMESA	Puerto Rico Oversight, Management, and Economic Stability Act

Term	Description
PTAB	Patent Trial and Appeal Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
REMS	risk evaluation and mitigation strategy
ROU	right-of-use
ROW	rest of world
RSUs	restricted stock units
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
siRNA	small interfering RNA
sNDA	supplemental New Drug Application
SoC	standard of care
SOFR	Secured Overnight Financing Rate
SRE	skeletal-related event
Takeda	Takeda Pharmaceutical Company Limited
TDAPA	transitional drug add-on payment adjustment
Teneobio	Teneobio, Inc.
TNF	tumor necrosis factor
TPO-RA	thrombopoietin receptor agonist
U.S. Treasury	U.S. Department of Treasury
UCLA	University of California, Los Angeles
USPTO	U.S. Patent and Trademark Office
UTB	unrecognized tax benefit
VEGFR	vascular endothelial growth factor receptor

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
Acapatamab	Acapatamab (formerly AMG 160)
Aimovig	Aimovig® (erenumab-aooe)
AMGEVITA	AMGEVITA™ (adalimumab)
AMJEVITA	AMJEVITA™ (adalimumab-atto)
Aranesp	Aranesp® (darbepoetin alfa)
AutoTouch	AutoTouch®
AVSOLA	AVSOLA® (infliximab-axxq)
BLINCYTO	BLINCYTO® (blinatumomab)
Efavaleukin alfa	Efavaleukin alfa (formerly AMG 592)
ENBREL	Enbrel® (etanercept)
ENBREL Mini	ENBREL Mini®
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS® / LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Olpasiran	Olpasiran (formerly AMG 890)
Onpro	Onpro®
Ordesekimab	Ordesekimab (formerly AMG 714)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
Pavurutamab	Pavurutamab (formerly AMG 701)
Prolia	Prolia® (denosumab)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI™ (rituximab-arrx)
Rozibafusp alfa	Rozibafusp alfa (formerly AMG 570)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
SureClick	SureClick®
Tarlatamab	Tarlatamab (formerly AMG 757)
TEZSPIRE	TEZSPIRE™ (tezepelumab-ekko)
Vectibix	Vectibix® (panitumumab)
XGEVA	XGEVA® (denosumab)
Products referenced in this report that are not included in the above list are trademarks of their respective owners. They are Avastin®, Cosentyx®, DARZALEX®, DARZALEX FASPRO®, EYLEA®, Fulphila®, Herceptin®, HUMIRA®, POMALYST®/IMNOVID®, PRALUENT®, PROCRIT®, PROMACTA®/REVOLADE™, Remicade®, REVLIMID®, RINVOQ®, Rituxan®/MabThera®, Skyrizi®, SOLIRIS®, STELARA®, Taltz®, Tremfya®, UDENYCA®, VELCADE® and Xeljanz®.
v

PART I

Item 1.	BUSINESS
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses by discovering, developing, manufacturing and delivering innovative human therapeutics. This approach begins by using tools like advanced human genetics to unravel the complexities of disease and understand the fundamentals of human biology.
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
Business Development
Five Prime Therapeutics acquisition
•On April 16, 2021, Amgen completed its acquisition of Five Prime, a public clinical-stage biotechnology company focused on developing immuno-oncology and targeted cancer therapies, for approximately $1.6 billion in cash, net of cash acquired.
•In April 2021, the FDA granted Breakthrough Therapy designation for bemarituzumab as first-line treatment for patients with FGFR2b overexpressing and HER2-negative metastatic and locally advanced gastric and gastroesophageal adenocarcinoma in combination with fluoropyrimidine, leucovorin and oxaliplatin based on an FDA-approved companion diagnostic assay showing at least 10% of tumor cells overexpressing FGFR2b.
KKC collaboration
•We and KKC entered into an agreement, effective July 30, 2021, to jointly develop and commercialize KKC’s potential first-in-class, phase 3-ready anti-OX40 fully human monoclonal antibody in development for the treatment of atopic dermatitis, with potential in other autoimmune diseases.
Teneobio acquisition
•On October 19, 2021, Amgen completed its acquisition of Teneobio, a privately held, clinical-stage biotechnology company developing a new class of biologics called human heavy-chain antibodies, which are single-chain antibodies composed of the human heavy-chain domain, for $900 million as well as future contingent milestone payments potentially worth up to an additional $1.6 billion upon the achievement of certain developmental and regulatory events.
Products/Pipeline
Inflammation
Otezla
•In December 2021, we announced that the FDA had approved the expanded indication for Otezla for the treatment of adult patients with plaque psoriasis, who are candidates for phototherapy or systemic therapy, across all severities.
TEZSPIRE
•In December 2021, we and AstraZeneca announced that the FDA had approved TEZSPIRE for the add-on maintenance treatment of adult and pediatric patients aged 12 years and older with severe asthma.

Oncology/Hematology
LUMAKRAS/LUMYKRAS
•In May 2021, we announced that the FDA had approved LUMAKRAS for the treatment of adult patients with KRAS G12C–mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy. LUMAKRAS received accelerated approval based on ORR and DoR. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial or trials.
•In January 2022, we announced that the EC had granted conditional marketing authorization for LUMYKRAS for the treatment of adults with advanced NSCLC with KRAS G12C mutation and who have progressed after at least one prior line of systemic therapy. We also announced that LUMAKRAS had been approved in Japan for the treatment of KRAS G12C-mutated positive, unresectable, advanced and/or recurrent NSCLC that has progressed after systemic anticancer therapy.
KYPROLIS
•In December 2021, we announced that the FDA had approved the expansion of the KYPROLIS prescribing information to include its use in combination with DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) and dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received one to three lines of therapy.
Operations
New manufacturing facilities
We announced plans to expand our United States–based manufacturing footprint.
•In August 2021, we announced plans to build a drug substance plant in North Carolina that will increase our manufacturing network capacity to reliably supply more medicines for patients.
•In November 2021, we broke ground to build an advanced assembly and packaging plant in Ohio. The new facility will assemble and package vials and syringes to support the growing demand for our medicines.
We expect that both of these facilities will be built faster and at lower cost than traditional plants. Once completed, both will also utilize cutting-edge technologies to be more efficient and environmentally friendly than traditional plants.
COVID-19 pandemic
A novel strain of coronavirus (SARS-CoV-2, or severe acute respiratory syndrome coronavirus 2, causing COVID-19) was declared a global pandemic by the World Health Organization on March 11, 2020. Since the onset of the pandemic in 2020, we have been closely monitoring the pandemic’s effects on our global operations. To date, we have not experienced disruptions to or shortages of our supply of medicines. We continue to take appropriate steps to minimize risks to our employees. Employee access to company facilities has been in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic. The pandemic has shifted how we work as an organization and in the fourth quarter of 2021, we enabled our U.S. based workforce to return to the workplace for work that benefits from face-to-face interaction, while maintaining appropriate safety measures to ensure staff well-being. For further discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, Selected Financial Information and Results of Operations. For a discussion of the risks presented by the COVID-19 pandemic to our results, see Risk Factors in Item 1A.

Marketing, Distribution and Selected Marketed Products
The largest concentration of our sales and marketing forces is based in the United States and Europe. In recent years, we have expanded the commercialization and marketing of our products into other geographic territories, including China and Japan and other parts of Asia, the Middle East and Latin America. This expansion has occurred, and is expected to continue to occur, by establishing our own affiliates, by acquiring existing third-party businesses or product rights or by collaborating with third parties. See Business Relationships for our significant alliances. Whether we use our own sales and marketing forces or a third party’s services varies across these markets. Such use typically depends on several factors, including the nature of entry into the new market, the size of an opportunity and operational capabilities. Together with our collaborators, we market our products to healthcare providers, including physicians or their clinics, dialysis centers, hospitals and pharmacies.
In the United States, substantially all of our sales are to pharmaceutical wholesale distributors, which are the principal means of distributing our products to healthcare providers. We also market certain products through direct-to-consumer channels, including print, television and online media. For further discussion, see Government Regulation—Regulation in the United States—Regulation of Product Marketing and Promotion. Outside the United States, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country. In the Asia Pacific region, we also sell our products in partnership with other companies, including BeiGene, Daiichi Sankyo, KKC and Takeda.
Our product sales to three large wholesalers, McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., each individually accounted for more than 10% of total revenues for each of the years 2021, 2020 and 2019. On a combined basis, these wholesalers accounted for 82%, 83% and 81% of worldwide gross revenues for 2021, 2020 and 2019, respectively. We monitor the financial condition of our larger customers and limit our credit exposure by setting credit limits and, in certain circumstances, by requiring letters of credit or obtaining credit insurance.

Our products are marketed around the world, with the United States as our largest market. The following chart shows our product sales by principal product, and the table below (dollar amounts in millions) shows product sales by geography for the years 2021, 2020 and 2019.

% of Total Product Sales
19%
13%
9%
8%
7%
6%
5%
5%
4%
24%
21%
11%
9%
8%
9%
6%
4%
4%
4%
24%
23%
12%
1%
9%
14%
8%
5%
3%
4%
21%
2021
2020
2019
ENBREL
Prolia
Otezla
XGEVA
Neulasta
Aranesp
KYPROLIS
Repatha
Nplate
Other products

	2021		2020		2019
Product Sales by Geography:
U.S.	$17,286	71%	$17,985	74%	$16,531	74%
ROW	7,011	29%	6,255	26%	5,673	26%
Total	$24,297	100%	$24,240	100%	$22,204	100%

ENBREL
We market ENBREL, a tumor necrosis factor blocker, in the United States and Canada. ENBREL was launched in 1998 and is used primarily in indications for the treatment of adult patients with moderately to severely active rheumatoid arthritis, patients with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and patients with active psoriatic arthritis.
Prolia
We market Prolia in many countries around the world. Prolia contains the same active ingredient as XGEVA but is approved for different indications, patient populations, doses and frequencies of administration. Prolia was launched in the United States and Europe in 2010. In the United States, it is used primarily in the indication for the treatment of postmenopausal women with osteoporosis at high risk of fracture, defined as a history of osteoporotic fracture, or multiple risk factors for fracture; or in patients who have failed or are intolerant to other available osteoporosis therapy. In Europe, Prolia is used primarily for the treatment of osteoporosis in postmenopausal women at increased risk of fracture.
Otezla
We market Otezla, a small molecule that inhibits PDE4, in many countries around the world. Otezla was acquired from BMS in November 2019 after their acquisition of Celgene. Otezla is an oral therapy approved for the treatment of adult patients with plaque psoriasis across all severities for whom phototherapy or systemic therapy is appropriate, patients with active psoriatic arthritis and patients with oral ulcers associated with Behçet’s disease. In Europe, Otezla is approved for second-line use in the treatment of psoriatic arthritis and psoriasis and for patients with oral ulcers associated with Behçet’s disease who are candidates for systemic therapy.
XGEVA
We market XGEVA in many countries around the world. XGEVA was launched in 2010 and is used primarily in the indication for prevention of SREs (pathological fracture, radiation to bone, spinal cord compression or surgery to bone) in patients with bone metastases from solid tumors and multiple myeloma.
Neulasta
We market Neulasta, a pegylated protein based on the filgrastim molecule, primarily in the United States and Europe. Neulasta was launched in 2002 and is used primarily in the indication to help reduce the chance of infection due to a low white blood cell count in patients with certain types of cancer (nonmyeloid) who receive anticancer medicines (chemotherapy) that can cause fever and a low blood cell count. In 2015, the Neulasta Onpro kit became available in the United States. The Neulasta Onpro kit provides physicians the opportunity to initiate administration of Neulasta on the same day as chemotherapy, with drug delivery of the recommended dose of Neulasta at home the day after chemotherapy, thereby saving the patient a trip back to the doctor.
Aranesp
We market Aranesp primarily in the United States and Europe. It was launched in 2001 and is indicated to treat a lower-than-normal number of red blood cells (anemia) caused by CKD in both patients on dialysis and patients not on dialysis. Aranesp is also indicated for the treatment of anemia due to concomitant myelosuppressive chemotherapy in certain patients with nonmyeloid malignancies and when chemotherapy will be used for at least two months after starting Aranesp.
Repatha
We market Repatha, a PCSK9 inhibitor, in many countries around the world. Repatha was launched in 2015 and is indicated to reduce the risks of myocardial infarction, stroke and coronary revascularization in adults with established CV disease. Repatha is also indicated to reduce LDL-C in adults with primary hyperlipidemia, including HeFH; in pediatric patients aged 10 years and older with HeFH; and in adults and pediatric patients aged 10 years and older with HoFH.
KYPROLIS
We market KYPROLIS primarily in the United States and Europe. KYPROLIS was launched in 2012 and is indicated in combination with (i) dexamethasone, (ii) lenalidomide plus dexamethasone and (iii) DARZALEX plus dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received one to three prior lines of therapy. It is also approved as a single agent for patients with relapsed or refractory multiple myeloma who have received one or more previous therapies.

Nplate
We market Nplate in many countries around the world. Nplate was launched in 2008 and is indicated to treat thrombocytopenia in patients with chronic ITP who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy.
Other Marketed Products
We also market a number of other products in various markets worldwide, including MVASI, Vectibix, KANJINTI, EVENITY, EPOGEN, BLINCYTO, AMGEVITA, Aimovig, Parsabiv, NEUPOGEN, LUMAKRAS/LUMYKRAS, Sensipar/Mimpara, AVSOLA, RIABNI and TEZSPIRE.
Patents
The following table lists our outstanding material patents for the indicated product by territory, general subject matter and latest expiry date. Certain of the European patents are subjects of supplemental protection certificates that provide additional protection for the products in certain European countries beyond the dates listed in the table. See footnotes to the patent table below.
One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately.

Product	Territory	General subject matter	Expiration
Enbrel® (etanercept)	U.S.	Methods of treatment using aqueous formulations	6/8/2023
	U.S.	Formulations	10/19/2037
	U.S.	Fusion protein and pharmaceutical compositions	11/22/2028
	U.S.	DNA encoding fusion protein and methods of making fusion protein	4/24/2029
Prolia®/XGEVA® (denosumab)	U.S.	Methods of treatment	6/25/2022
	U.S.	Nucleic acids encoding RANKL antibodies and methods of producing RANKL antibodies	11/30/2023
	U.S.	RANKL antibodies, including sequences	2/19/2025
	Europe	RANKL antibodies, including sequences(1)	6/25/2022
Otezla® (apremilast)	U.S.	Compositions and compounds	2/16/2028
	U.S.	Crystalline form	12/9/2023
	U.S.	Methods of treatment(2)	5/29/2034
	Europe	Compositions, compounds and methods of treatment(1)	3/20/2023
Aranesp® (darbepoetin alfa)	U.S.	Glycosylation analogs of erythropoietin proteins	5/15/2024
KYPROLIS® (carfilzomib)	U.S.	Compositions and compounds	12/7/2027
	U.S.	Methods of treatment	4/14/2025
	U.S.	Methods of making	5/8/2033
	Europe	Compositions, compounds and methods of treatment(1)	12/7/2025
Repatha® (evolocumab)	U.S.	Antibodies(3)	10/25/2029
	U.S.	Methods of treatment	10/8/2030
	Europe	Compositions(1)	8/22/2028
	Europe	Methods of treatment	5/10/2032
	Europe	Formulation	5/3/2033
Nplate® (romiplostim)	U.S.	Formulation	2/12/2028
	Europe	Thrombopoietic compounds(1)	10/22/2019
	Europe	Formulation	4/20/2027
Vectibix® (panitumumab)	Europe	Human monoclonal antibodies to epidermal growth factor receptor(1)	5/5/2018
EVENITY® (romosozumab-aqqg)	U.S.	Antibodies(3)	4/25/2026
	U.S.	Methods of treatment(3)	1/11/2029
	U.S.	Formulation and methods of using formulation	5/11/2031
	Europe	Antibodies(1)	4/28/2026
	Europe	Methods of treatment	4/18/2032
	Europe	Formulation and methods of using formulation	5/11/2031
BLINCYTO® (blinatumomab)	U.S.	Pharmaceutical compositions and bifunctional polypeptides	4/6/2030
	U.S.	Method of administration	9/28/2027
	Europe	Bifunctional polypeptides(1)	11/26/2024
	Europe	Method of administration	11/6/2029

Product	Territory	General subject matter	Expiration
Aimovig® (erenumab-aooe)	U.S.	CGRP receptor antibodies	5/17/2032
	U.S.	Methods of treatment	4/22/2036
	Europe	CGRP receptor antibodies(1)	12/18/2029
	Europe	Methods of treatment	8/10/2035
Parsabiv® (etelcalcetide)	U.S.	Compound and pharmaceutical composition	2/7/2031
	U.S.	Formulation	6/27/2034
	U.S.	Methods of making	8/9/2035
	Europe	Compound and pharmaceutical composition(1)	7/29/2030
	Europe	Formulation	6/27/2034
LUMAKRAS® /LUMYKRAS™(sotorasib)	U.S.	Compounds and pharmaceutical compositions	5/21/2038
	U.S.	Crystalline form, pharmaceutical compositions and methods of treatment	5/20/2040
	Europe	Compounds, pharmaceutical compositions and methods of treatment	5/21/2038
TEZSPIRE™ (tezepelumab-ekko)	U.S.	Polypeptides(3)	2/3/2029
	U.S.	Methods of treatment	8/23/2038
	Europe	Polypeptides	9/9/2028
(1)A European patent with this subject matter may also be entitled to supplemental protection in one or more countries in Europe, and the length of any such extension will vary by country. For example, supplementary protection certificates have been issued related to the indicated products for patents in at least the following countries:
•denosumab — France, Germany, Italy, Spain and the United Kingdom, expiring in 2025
•apremilast — Italy, Spain and the United Kingdom expiring in 2028
•carfilzomib — France, Germany, Italy, Spain and the United Kingdom expiring in 2030
•evolocumab — France, Spain and the United Kingdom, expiring in 2030
•romiplostim — France, Germany, Italy, Spain and the United Kingdom, expiring in 2024
•panitumumab — France, Germany, Italy, Spain and the United Kingdom, expiring in 2022
•romosozumab — France, Italy and Spain, expiring in 2031
•blinatumomab — France, Italy and Spain, expiring in 2029
•erenumab — France, Italy and Spain, expiring in 2033
•etelcalcetide — France, Germany, Italy, Spain and the United Kingdom, expiring in 2031
(2)U.S. Patent No. 10,092,541 was held invalid by the New Jersey District Court. We disagree with the court’s holding and we are in the process of appealing this judgment. See Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements, Amgen Inc. vs. Sandoz Inc., et al.
(3)A patent with this subject matter may be entitled to patent term extension in the United States.

Competition
We operate in a highly competitive environment. A number of our marketed products are indicated for disease areas in which other products or treatments are currently available or are being pursued by our competitors through R&D activities. Additionally, some competitor-marketed products target the same genetic pathways as our recently launched marketed products or are currently in development. This competition could impact the pricing and market share of our products. We continue to pursue ways of increasing the value of our medicines through innovations during their life cycles, which can include expanding the disease areas for which our products are indicated and finding new methods to make the delivery of our medicines easier and less costly. Such activities can offer important opportunities for differentiation. For example, we market the Neulasta Onpro kit, which provides physicians the opportunity to initiate administration of the recommended dose of Neulasta on the same day as chemotherapy, with drug delivery at home the day after chemotherapy, thereby saving the patient a trip back to the doctor. We plan to continue pursuing innovation efforts to strengthen our competitive position. Such position may be based on, among other things, safety, efficacy, reliability, availability, patient convenience, delivery devices, price, reimbursement, access to and timing of market entry and patent position and expiration.
Certain of the existing patents on our principal products have expired, and we face new and increasing competition, including from biosimilars and generics. A biosimilar is another version of a biological product for which marketing approval is sought or has been obtained based on a demonstration that it is “highly similar” to the original reference product. We have experienced adverse effects from biosimilar competition on our originator product sales. Companies have launched biosimilar versions of EPOGEN, NEUPOGEN and Neulasta and have approved biosimilars for ENBREL. Once multiple biosimilar versions of one of our originator products have launched, competition has intensified rapidly, resulting in greater net price declines for both reference and biosimilar products, and a greater effect on product sales. See also Government Regulation—Regulation in the United States—Approval of Biosimilars. Although competitor biosimilars compete on price, we believe many patients, providers and payers will continue to place high value on the reputation, supply reliability and safety of our products. As additional biosimilar competitors come to market, we will continue to leverage our global experience to distinguish against both branded and biosimilar competition.
We also have our own biosimilar products both in the United States and outside of U.S. markets that are competing against branded and biosimilar versions of our competitors’ products. In 2019, Amgen launched MVASI, a biosimilar to Avastin, and KANJINTI, a biosimilar to Herceptin; and in 2018, Amgen launched AMGEVITA, a biosimilar to Humira in ex-U.S. markets. We have also received FDA approval of AMJEVITA, a biosimilar to Humira for the U.S. market, and plan to launch in the United States in January 2023. In 2020, we launched AVSOLA, a biosimilar to Remicade; and in January 2021, we launched RIABNI, a biosimilar to Rituxan. We expect additional biosimilar competition against both our branded and biosimilar products in the future across markets.
Although most of our products are biologics, some are small molecule products. Because the FDA approval process permits generic manufacturers to rely on the safety and efficacy data of the innovator product rather than having to conduct their own costly and time-consuming clinical trials, generic manufacturers can often develop and market their competing versions of our small molecule products at much lower prices. For example, following loss of exclusivity of patents directed to cinacalcet, the active ingredient in our small molecule calcimimetic Sensipar, we lost a significant share of the market and corresponding revenues in a very short period of time. See Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.
The introduction of new products, the development of new processes or technologies by competitors or the emergence of new information about existing products may result in (i) increased competition for our marketed products, even for those protected by patents and/or (ii) reductions in the prices we receive from selling our products. In addition, the development of new treatment options or standards of care may reduce the use of our products or may limit the utility and application of ongoing clinical trials of our product candidates. (As used in this document, the term clinical trials may include prospective clinical trials, observational studies, registries and other studies.) See Item 1A. Risk Factors—Our products face substantial competition and our product candidates are also likely to face substantial competition and Item 1A. Risk Factors—We currently face competition from biosimilars and expect to face increasing competition from biosimilars and generics in the future.

The following table reflects our significant competitors and is not exhaustive.

Product	Territory	Competitor-marketed product	Competitors
ENBREL	U.S. & Canada	HUMIRA	AbbVie
	U.S.	Xeljanz	Pfizer Inc.
	U.S. & Canada	RINVOQ	AbbVie
Prolia	U.S. & Europe	Alendronate, raloxifene and zoledronate generics	Various
Otezla	U.S. & Europe	HUMIRA†	AbbVie
	U.S. & Europe	Cosentyx	Novartis
	U.S. & Europe	Taltz	Lilly
	U.S. & Europe	Tremfya	Janssen(1)
	U.S. & Europe	Skyrizi(2)	AbbVie
	U.S. & Europe	Methotrexate generics	Various
XGEVA	U.S. & Europe	Zoledronate generics	Various
Neulasta(3)	U.S.	UDENYCA	Coherus BioSciences, Inc.
	U.S.	Fulphila	Mylan Institutional Inc.
	U.S. & Europe	Filgrastim biosimilars	Various
Aranesp	U.S.	PROCRIT(4)	Janssen(1)
	U.S. & Europe	Epoetin alfa biosimilars	Various
Repatha	U.S. & Europe	PRALUENT	Regeneron Pharmaceuticals, Inc. Sanofi
KYPROLIS(5)	U.S.	VELCADE	Millennium Pharmaceuticals, Inc.(6)
	U.S. & Europe	REVLIMID	Celgene(7)
	U.S. & Europe	POMALYST/IMNOVID	Celgene(7)
	U.S. & Europe	DARZALEX	Janssen(1)
Nplate	U.S. & Europe	PROMACTA/REVOLADE	Novartis

† Approved biosimilars available in Europe and Canada.
(1)A subsidiary of J&J.
(2)Dermatology only.
(3)Other biosimilars under regulatory review in the United States and Europe.
(4)PROCRIT competes with Aranesp in supportive cancer care and predialysis settings.
(5)KYPROLIS is facing increased competition from several recently approved products.
(6)A subsidiary of Takeda.
(7)A subsidiary of BMS.

Reimbursement
Sales of our principal products are dependent on the availability and extent of coverage and reimbursement from third-party payers. In many markets around the world, these payers, including government health systems, private health insurers and other organizations, remain focused on reducing the cost of healthcare; and their efforts have intensified as a result of rising healthcare costs, economic pressures and broader challenges generated by the COVID-19 pandemic. Drugs remain heavily scrutinized for cost containment. As a result, payers are becoming more restrictive regarding the use of biopharmaceutical products and are scrutinizing the prices of these products while requiring a higher level of clinical evidence to support the benefits such products bring to patients and the broader healthcare system. These pressures become intensified when our products become subject to competition, including from biosimilars.

In the United States, healthcare providers and other entities such as pharmacies and PBMs are reimbursed for covered services and products they deliver through both private-payer and government healthcare programs such as Medicare and Medicaid. We provide negotiated rebates to healthcare providers, private payers, government payers and PBMs. In addition, we are required to (i) provide rebates or discounts on our products that are reimbursed through certain government programs, including Medicare and Medicaid, and (ii) provide discounts to qualifying healthcare providers under the federal 340B Drug Pricing Program.
Both private and some government payers use formularies to manage access to and utilization of drugs. A drug’s inclusion and favorable positioning on a formulary are essential to ensure patients have access to a particular drug. Even when access is available, some patients abandon their prescriptions for economic reasons. Payers continue to institute cost reduction and containment measures that lower drug utilization and/or spending altogether and/or shift a greater portion of the costs to patients. Such measures include, but are not limited to, more-limited benefit plan designs, higher patient co-pays or coinsurance obligations, limitations on patients’ use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs), stricter utilization management criteria before a patient may get access to a drug, higher-tier formulary placement that increases the level of patient out-of-pocket costs and formulary exclusion, which effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug. The use of such measures by PBMs and insurers has continued to intensify and has thereby limited Amgen product usage and sales. Furthermore, during the past few years, many PBMs and insurers have consolidated, resulting in a smaller number of PBMs and insurers overseeing a large portion of total covered lives in the United States. As a result, PBMs and insurers have greater market power and negotiating leverage to mandate stricter utilization criteria and/or exclude drugs from their formularies in favor of competitor drugs or alternative treatments. In highly competitive treatment markets such as the markets for ENBREL, Otezla, Repatha and Aimovig, PBMs are also able to exert negotiating leverage by requiring incremental rebates from manufacturers in order for them to gain and/or maintain their formulary position.
In addition to market actions taken by private and government payers in the United States, policy makers in both of the major U.S. political parties are pursuing policies to lower drug costs. Potential policies cover a wide range of areas, including allowing the importation of drugs from other countries; instituting IRP schemes, which would set the prices of certain drugs based on those available in other countries; implementing policies that in effect would require manufacturers to accept government-set prices for certain drugs, with price ceilings based on a domestic reference-pricing scheme; redesigning the Medicare Part D benefit so as to establish a cap on patient out-of-pocket costs, paired with new requirements that manufacturers cover a share of the costs of Part D drugs; stipulating penalties if drug price benchmarks rise faster than inflation; increasing transparency in drug pricing; and using third-party value assessments to determine drug prices. Examples of such policies include, but are not limited to, the previous Administration’s November 2020 interim final rule, which attempts to institute an MFN IRP model in Medicare Part B and a final rule instituting rebate reform in Medicare Part D. Both of the resulting rules are being challenged in court and have not yet been implemented. Further, although CMS withdrew the MFN IRP, policy makers continue to express strong interest in policies to address drug pricing. See Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. The Infrastructure Investment and Jobs Act signed into law on November 15, 2021, delays implementation of the rebate reform rule until 2026 and requires manufacturers of certain Part B–covered drugs packaged in single-use containers to give refunds to the government starting in 2023 for discarded amounts. Although the direction of drug-pricing-policy reforms remains unclear at this time, Congress is continuing to consider prescription-drug-pricing reforms, including legislative proposals for a number of the concepts discussed above (including a full repeal of the prior Administration’s Part D rebate reform rule).
In many countries other than the United States, government-sponsored healthcare systems are the primary payers for drugs and biologics. With increasing budgetary constraints and/or difficulty in understanding the value of medicines, governments and payers in many countries are applying a variety of measures to exert downward price pressure. These measures can include mandatory price controls, price referencing, therapeutic-reference pricing, increases in mandates, incentives for generic substitution and biosimilar usage and government-mandated price cuts. In this regard, many countries have health technology assessment organizations that use formal economic metrics such as cost-effectiveness to determine prices, coverage and reimbursement of new therapies; and these organizations are expanding in both established and emerging markets. Many countries also limit coverage to populations narrower than those specified on our product labels or impose volume caps to limit utilization. We expect that countries will continue taking aggressive actions to seek to reduce expenditures on drugs and biologics. Similarly, fiscal constraints may also affect the extent to which countries are willing to approve new and innovative therapies and/or allow access to new technologies. The EU is currently undergoing a review and possible revision of its pharmaceutical legislation, scheduled to conclude at the end 2022. There is a risk that this review will lead to proposals that may reduce intellectual property protection for new products, as well as change the reimbursement and regulatory landscape in ways that are difficult to predict at this point.

The dynamics and developments discussed above create pressures on the pricing and potential usage of our products and on the industry. Given the diverse interests in play between payers, biopharmaceutical manufacturers, policy makers, healthcare providers and independent organizations, if and whether the parties involved can achieve alignment on the matters discussed above remain unclear, and the outcome of any such alignment is difficult to predict. We remain focused on pricing our products responsibly and delivering breakthrough treatments for unmet medical needs. Amgen is committed to working with the entire healthcare community to ensure continued innovation and to facilitate patient access to needed medicines. We do this by:
•investing billions of dollars annually in R&D;
•pricing our medicines to reflect the value they provide;
•developing more affordable therapeutic choices in the form of high-quality and reliably supplied biosimilars;
•partnering with payers to share risk and accountability for health outcomes;
•providing patient support and education programs;
•helping patients in financial need access our medicines; and
•working with policy makers, patients and other stakeholders to establish a sustainable healthcare system with access to affordable care and in which patients and their healthcare professionals are the primary decision makers.
See Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability and Item 1A. Risk Factors—Guidelines and recommendations published by various organizations can reduce the use of our products.
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
We have been innovating our manufacturing facilities designed to extend our manufacturing advantage by optimizing our manufacturing network and/or by mitigating risks while continuing to ensure adequate supply of our products. For example, our licensed next-generation biomanufacturing plant operating in Singapore, and our recently FDA approved facility in West Greenwich, Rhode Island, incorporate multiple innovative technologies into a single facility. Next-generation biomanufacturing plants require smaller manufacturing footprints and offer greater environmental benefits, including reduced consumption of water and energy and lower levels of carbon emissions. Within such plants, the equipment is portable and smaller, which provides greater flexibility and speed in the manufacture of different medicines simultaneously. This enables Amgen to respond to changing demands for its medicines with increased agility. The Singapore site also has a plant that has been approved by several agencies, including the FDA and EMA, to produce small molecule drugs for commercial manufacturing.
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
Manufacturing Initiatives
As discussed above, we have been expanding capacity and advancing new innovations with multiple ongoing projects.
Our next-generation biomanufacturing plant at our West Greenwich, Rhode Island, campus, the first of its kind in the United States, received FDA approval in January 2022. This plant expands our capacity to manufacture certain products for U.S. and global markets, as we receive regulatory approval in those markets.
We initiated projects in 2019 to expand our clinical and commercial manufacturing capabilities in Thousand Oaks, California, which we have completed.
In August 2021, we initiated a project to build a new multi-product drug substance manufacturing facility in Holly Springs, North Carolina. The new plant will support both traditional stainless steel-fed batch manufacturing and next-generation single-use technologies, allowing flexibility in the production of multiple products in one plant.
In November 2021, we broke ground for our newest biomanufacturing plant located in New Albany, Ohio. This final product assembly and packaging plant will support the growing demand for Amgen’s medicines in the United States and will use state-of-the-art technologies.
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
We perform various procedures to help authenticate the sources of raw materials, including intermediary materials used in the manufacture of our products; the procedures include verification of country of origin and are incorporated into the manufacturing processes we and our third-party contract manufacturers perform.
To better ensure supply, Amgen has a risk mitigation strategy that uses a combination of methods, including multiple sources or backup inventory of critical raw materials. In response to the COVID-19 pandemic and as part of our ongoing business continuity efforts, we continue to closely monitor our inventory levels and have taken additional measures to mitigate against raw material supply interruption. See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our manufacturing operations and the global supply of our products.
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

Regulation in the United States
In the United States, the Public Health Service Act; the FDCA; and the regulations promulgated thereunder as well as other federal and state statutes and regulations govern, among other things, the production, research, development, testing, manufacture, quality control, labeling, storage, record keeping, approval, advertising, promotion and distribution of our products in addition to the reporting of certain payments and other transfers of value to healthcare professionals and teaching hospitals.
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
After laboratory analysis and preclinical testing in animals, we file an IND with the FDA to begin human testing. Typically, we undertake an FDA-designated three-phase human clinical testing program.
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
The FDA monitors the progress of each trial conducted under an IND and may, at its discretion, reevaluate, alter, suspend or terminate the testing based on data accumulated to that point and the FDA’s risk–benefit assessment with regard to the patients enrolled in the trial. The results of preclinical and clinical trials are submitted to the FDA in the form of either a BLA for biologic products or a New Drug Application for small molecule products. We are not permitted to market or promote a new product until the FDA has approved our marketing application.
Approval of Biosimilars. The ACA authorized the FDA to approve biosimilars via a separate, abbreviated pathway. The pathway allows sponsors of a biosimilar to seek and obtain regulatory approval based in part on the nonclinical-trial and clinical-trial data of an originator product to which the biosimilar has been demonstrated to be “highly similar” and to have no clinically meaningful differences with regard to safety, purity and potency. The relevance of demonstrating “similarity” is that in many cases, biosimilars can be brought to market without conducting the full suite of clinical trials typically required of originators, because risk–benefit has previously been established. To preserve incentives for future innovation, the law establishes a period of exclusivity for originators’ products, which in general prohibits biosimilars from gaining FDA approval based in part on reliance on or reference to the originator’s data in their application to the FDA for 12 years after initial FDA approval of the originator product. The law does not change the duration of patents granted on biologic products. As part of the implementation of the abbreviated approval pathway for biosimilars, the FDA released a number of guidance documents, some of which remain in draft form.
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
Regulation outside the United States
In EU countries as well as in the United Kingdom, Switzerland, Canada, Australia and Japan, regulatory requirements and approval processes are similar in principle to those in the United States.
In the EU, there are currently two potential tracks for seeking marketing approval for a product not authorized in any EU member state: a decentralized procedure and a centralized procedure. In the decentralized procedure, identical applications for marketing authorization are submitted simultaneously to the national regulatory agencies. Regulatory review is led by one member state (the reference-member state), and its assessment—based on safety, quality and efficacy—is reviewed and approved (assuming there are no concerns that the product poses a serious risk to public health) by the other member states from which the applicant is seeking approval (the concerned-member states). The decentralized procedure leads to a series of single national approvals in all relevant countries. In the centralized procedure, which is required of all products derived from biotechnology, a company submits a single Marketing Authorisation Application to the EMA, which conducts an evaluation of the dossier, drawing upon its scientific resources across Europe. If the drug product is proven to fulfill requirements for quality, safety and efficacy, the EMA’s CHMP adopts a positive opinion, which is transmitted to the EC for final decision on granting of the marketing authorization. Even though the EC generally follows the CHMP’s opinion, it is not bound to do so. Subsequent commercialization is enabled by country-by-country reimbursement approval.
In the EU, biosimilars are approved under a specialized pathway of the centralized procedure. As with the U.S. pathway, an applicant seeks and obtains regulatory approval for a biosimilar once the data exclusivity period for the original reference product has expired, relying in part on the data submitted for the originator product together with data evidencing that the biosimilar is “highly similar” with regard to quality, safety and efficacy to the original reference product authorized in the European Economic Area.
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
In Asia Pacific, a number of countries such as China, Japan, South Korea and Taiwan may require local clinical-trial data for bridging purposes as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. In most of the Asian markets, registration timelines depend on marketing approval in the United States or the EU. In some markets in Asia, such as China, Indonesia and Thailand, regulatory timelines can be less predictable. The regulatory process may also include manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements. Countries such as Australia and Japan have more-mature systems that would allow for submissions under more-competitive time frames. With regard to biosimilars, several of these countries have pathways to register biosimilars (e.g., Australia, India, Singapore, South Korea and Taiwan), and biosimilar products are already present on the markets (e.g., Australia and South Korea).
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
Health regulators, including the FDA, also have authority both before and after approval to require that a company implement a risk management program for a product to ensure that the benefits of the drug outweigh the risks. Each risk management program is unique and varies depending on the specific factors required. In the United States, such a risk management program is known as a REMS; and we currently have REMSs for Prolia, Nplate and BLINCYTO.
Other Regulation
We are also subject to various laws pertaining to healthcare fraud and abuse, including antikickback laws and false-claims laws. Antikickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescribing of a particular drug that is reimbursed by a state or federal program. False-claims laws prohibit knowingly and willingly presenting or causing to be presented for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under false-claims laws may also arise when violation of certain laws or regulations related to the underlying product (e.g., a violation regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim.
On April 25, 2019, we entered into a settlement agreement with the DOJ and the OIG of the HHS to settle certain allegations related to our support of independent charitable organizations that provide patients with financial assistance to access medicines. Additionally, we entered into a corporate integrity agreement that requires us to both maintain a corporate compliance program and undertake a set of defined corporate integrity obligations for a period of five years. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that in the future, our practices might be further challenged under antikickback or similar laws.
The FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business abroad. The scope of the FCPA arguably includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anticorruption laws and/or regulations. Failure by our employees, agents, contractors, vendors, licensees, partners or collaborators to comply with the FCPA and other anticorruption laws and/or regulations could result in significant civil or criminal penalties.
We are subject to various laws and regulations globally with regard to privacy and data protection. These laws and regulations involve the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environments regarding privacy and data protection are continually evolving and developing because these issues are subjects of increasing amounts of attention in countries globally. For example, we are subject to the EU’s GDPR, which became effective on May 25, 2018, the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 and China’s Personal Information Protection Law, which became effective on November 1, 2021. Other jurisdictions where we operate have enacted or proposed similar legislation and/or regulations. For example, the Virginia Consumer Data Protection Act and the Colorado Privacy Act are set to become effective on January 1, 2023, and July 1, 2023, respectively. Failure to comply with these laws could result in significant penalties.
Our business has been and will continue to be subject to various other U.S. and foreign laws, rules and regulations. See Reimbursement section above.

Research and Development and Selected Product Candidates
We focus our R&D on novel human therapeutics for the treatment of serious illness. We capitalize on our strengths in human genetics, novel biology and protein engineering. We leverage our biologic expertise and seek to choose the optimal modality for a drug target and disease. And we use cutting-edge science and technology to study subtle biological mechanisms in search of therapies that will improve the lives of those who suffer from diseases.
Our discovery research programs may therefore yield targets that lead to the development of human therapeutics delivered as large molecules, small molecules, other combination modalities or new modalities. We have reshaped our portfolio and have increasingly focused our efforts on human genetics when possible to enhance the likelihood of success.
Since early 2021, COVID-19 global vaccination efforts have been under way to control the pandemic. However, uncertainty remains as to the length of time required for vaccination of a meaningful portion of the population and as to the efficacy of such vaccinations on the trajectory of the pandemic. Challenges to vaccination efforts, new variants and other causes of virus spread may require governments to issue additional restrictions and/or order shutdowns in various geographies. As a result, we expect to see continued volatility for at least the duration of the pandemic as governments respond to current local conditions. With regard to our drug development activities, we are continuously monitoring COVID-19 infection rates, including changes from new variants; we are working to mitigate effects on future study enrollment in our clinical trials; and we are evaluating the impact in all countries where clinical trials occur. We remain focused on supporting our active clinical sites in their providing care for patients and in our providing investigational drug supply.
For the years ended December 31, 2021, 2020 and 2019, our R&D expenses were $4.8 billion, $4.2 billion and $4.1 billion, respectively.
We have major R&D centers in Thousand Oaks and San Francisco, California; Iceland; and the United Kingdom, as well as smaller research centers and development facilities globally. See Item 2. Properties.
Our clinical trial activities are conducted by both our internal staff and third-party contract clinical trial service providers. To increase the number and diversity of patients available for enrollment in our clinical trials, we have opened clinical sites and will continue opening clinical sites and enrolling patients in a number of geographic locations. See Government Regulation—Regulation in the United States—Clinical Development and Product Approval for a discussion of government regulation over clinical development. Also see Item 1A. Risk Factors—We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications.
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
The following table shows a selection of certain of our product candidates by phase of development in our therapeutic areas of focus as of February 8, 2022, unless otherwise indicated. Additional product candidate information can be found on our website at www.amgen.com. (The website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this filing.) The information in this section does not include other, nonregistrational clinical trials that we may conduct for purposes other than for submission to regulatory agencies for their approval of a new product indication.
We may conduct nonregistrational clinical trials for various reasons, including to evaluate real-world outcomes or to collect additional safety information with regard to the use of products.

Molecule	Investigational indication
Phase 3 programs
AMJEVITA	Interchangeability
Bemarituzumab	GEJ adenocarcinoma
BLINCYTO	Ph-negative B-cell precursor Acute lymphoblastic leukemia
EVENITY	Male osteoporosis
KYPROLIS	Weekly dosing for relapsed multiple myeloma
Nplate	Chemotherapy-induced thrombocytopenia
Otezla	Genital psoriasis
Repatha	Cardiovascular disease
TEZSPIRE	Chronic rhinosinusitis with nasal polyps Severe asthma
ABP 654	Investigational biosimilar to STELARA (ustekinumab)
ABP 938	Investigational biosimilar to EYLEA (aflibercept)
ABP 959	Investigational biosimilar to SOLIRIS (eculizumab)
Phase 2 programs
Efavaleukin alfa	Systemic lupus erythematosus Ulcerative colitis
LUMAKRAS/LUMYKRAS	Advanced colorectal cancer NSCLC monotherapy Other solid tumors with KRAS G12C mutations
Olpasiran	Cardiovascular disease
Ordesekimab	Celiac disease
Otezla	Palmoplantar pustulosis
Rozibafusp alfa	Systemic lupus erythematosus
Tarlatamab	Small cell lung cancer
TEZSPIRE	Chronic obstructive pulmonary disease Chronic spontaneous urticaria
AMG 451/KHK 4083	Atopic dermatitis
Phase 1 programs
Acapatamab	Prostate cancer
Pavurutamab	Multiple myeloma
Tarlatamab	Small-cell lung cancer
AMG 104	Asthma
AMG 119	Small-cell lung cancer
AMG 133	Obesity
AMG 176	Hematologic malignancies
AMG 193	Solid tumors
AMG 199	Metastatic GEJ cancer
AMG 256	Solid tumors
AMG 330	Acute myeloid leukemia
AMG 340	Prostate cancer
AMG 404	Solid tumors
AMG 427	Acute myeloid leukemia
AMG 506	Solid tumors
AMG 509	Prostate cancer
AMG 609	Nonalcoholic steatohepatitis
AMG 650	Solid tumors
AMG 994	Solid tumors

Phase 3	Clinical trials investigate the short- and long-term safety and efficacy of our product candidates, compared to commonly used treatments, in a large number of patients who have the disease or condition under study.
Phase 2	Clinical trials investigate side-effect profiles and efficacy of product candidates in a larger patient population than phase 1, but still relatively small, who have the disease or condition under study.
Phase 1	Clinical trials investigate the safety and proper dose ranges of product candidates in a small number of human subjects.
Phase 3 Product Candidate Program Changes
As of February 2, 2021, we had 13 phase 3 programs. As of February 8, 2022, we continued to have 13 phase 3 programs, as regulatory approvals were received for three programs, four programs initiated phase 3 studies and one program was terminated. These changes are set forth in the following table.

Molecule	Investigational indication	Program change
LUMAKRAS/LUMYKRAS	NSCLC with KRAS G12C mutations	Approved by the FDA and conditional marketing approval by the EC
Otezla	Mild-to-moderate psoriasis	Approved by the FDA
RIABNI	Non-Hodgkin’s lymphoma	Approved by the FDA
AMJEVITA	Interchangeability	Initiated phase 3 study
Bemarituzumab	GEJ adenocarcinoma	Initiated phase 3 study
BLINCYTO	Ph-negative B-cell precursor Acute lymphoblastic leukemia	Initiated phase 3 study
TEZSPIRE	Chronic rhinosinusitis with nasal polyps	Initiated phase 3 study
Otezla	COVID-19	Terminated
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

Molecule	Territory	General subject matter	Estimated expiration*
Bemarituzumab	U.S.	Polypeptides	2029
	Europe	Polypeptides	2029
* Patent expiration estimates are based on issued patents, which may be challenged, invalidated or circumvented by competitors. The estimates do not include any term adjustments, extensions or supplemental protection certificates that may be obtained in the future and thereby extend these dates. Corresponding patent applications are pending in other jurisdictions. Additional patents may be filed or issued and may provide additional exclusivity for the product candidate or its use.

Phases 3 and 2 Program Descriptions
The following provides additional information about selected product candidates that have advanced into human clinical trials.
AMJEVITA
AMJEVITA is a biosimilar to HUMIRA, which is a monoclonal antibody that inhibits binding of TNF-alpha to cell surface TNF receptor / TNF-alpha.
Bemarituzumab
Bemarituzumab is a monoclonal antibody that inhibits FGFR2b. It is being investigated for the treatment of advanced GEJ adenocarcinoma.
In April 2021, Amgen announced that the FDA had granted Breakthrough Therapy designation for bemarituzumab.

BLINCYTO
BLINCYTO is an anti-CD19 x anti-CD3 BiTE® molecule. It is being investigated in newly diagnosed adults age 40 and older with Ph negative B-Cell precursor ALL.
Efavaleukin alfa
Efavaleukin alfa is an IL-2 mutein Fc fusion protein. It is being investigated for the treatment of systemic lupus erythematosus and ulcerative colitis.
EVENITY
EVENITY is a monoclonal antibody that inhibits the action of sclerostin. It is being evaluated as a treatment for male osteoporosis. EVENITY is being developed in collaboration with UCB.
KYPROLIS
KYPROLIS is a small molecule proteasome inhibitor. It is being investigated for weekly dosing in combinations with lenalidomide and dexamethasone for relapsed multiple myeloma.
In December 2021, we announced that the FDA had approved the expansion of the KYPROLIS prescribing information to include its use in combination with DARZALEX FASPRO (daratumumab and hyaluronidase-fihj) and dexamethasone for the treatment of adult patients with relapsed or refractory multiple myeloma who have received one to three lines of therapy.
LUMAKRAS/LUMYKRAS

LUMAKRAS is a KRAS G12C small molecule inhibitor. It is being investigated as treatment for a variety of solid tumors, including NSCLC, colorectal cancer and other solid tumor cancers.
In May 2021, we announced that the FDA had approved LUMAKRAS for the treatment of adult patients with KRAS G12C–mutated locally advanced or metastatic NSCLC, as determined by an FDA-approved test, who have received at least one prior systemic therapy.
In November 2021, we announced that the EMA’s CHMP had adopted a positive opinion and recommended conditional marketing authorization of LUMYKRAS, known as LUMAKRAS in the United States, for the treatment of adults with advanced NSCLC with KRAS G12C mutation and who have progressed after at least one prior line of systemic therapy.
In January 2022, we announced that the EC had granted conditional marketing authorization for LUMYKRAS for the treatment of adults with advanced NSCLC with KRAS G12C mutation and who have progressed after at least one prior line of systemic therapy. We also announced that LUMAKRAS had been approved in Japan for the treatment of KRAS G12C-mutated positive, unresectable, advanced and/or recurrent NSCLC that has progressed after systemic anticancer therapy.
Nplate
Nplate is a TPO-RA. It is being investigated for the treatment of CIT.
Olpasiran
Olpasiran is an siRNA that lowers lipoprotein(a), also known as Lp(a). It is being investigated in phase 2 for the treatment of atherosclerotic CV disease.
Ordesekimab
Ordesekimab is a monoclonal antibody that inhibits the action of IL-15. It is being investigated for the treatment of celiac disease and is being developed in collaboration with Provention Bio, Inc.
Otezla
Otezla is a small molecule that inhibits PDE4. It is being investigated in phase 3 studies for the treatment of patients with moderate-to-severe genital psoriasis. It is being investigated in a phase 2 study for treatment of palmoplantar pustulosis.
In February 2021, we announced the submission of an sNDA to the FDA for the treatment of adults with mild-to-moderate plaque psoriasis who are candidates for phototherapy or systemic therapy.

In May 2021, we announced that the FDA had accepted for review our sNDA for the treatment of adults with mild-to-moderate plaque psoriasis who are candidates for phototherapy or systemic therapy. The FDA had set a PDUFA action date of December 19, 2021.
In December 2021, we announced that the FDA had approved the expanded indication for Otezla for the treatment of adult patients with plaque psoriasis, who are candidates for phototherapy or systemic therapy, across all severities.
Repatha
Repatha is a human monoclonal antibody that inhibits PCSK9. It is being investigated as a treatment for atherosclerotic CV disease in high-risk patients with high LDL-C without prior heart attack or stroke.
Rozibafusp alfa
Rozibafusp alfa is a novel antibody-peptide conjugate that simultaneously blocks the BAFF and ICOSL activity. It is being investigated as a treatment for systemic lupus erythematosus.
Tarlatamab
Tarlatamab is an HLE anti- DLL3 x anti-CD3 BiTE® molecule. It is being investigated for the treatment of small cell lung cancer.
TEZSPIRE
TEZSPIRE is a human monoclonal antibody that inhibits the action of thymic stromal lymphopoietin. It is being evaluated in phase 3 studies as a treatment for severe asthma and chronic rhinosinusitis with nasal polyps. It is also being investigated in phase 2 studies as a treatment for chronic obstructive pulmonary disease and chronic spontaneous urticaria. TEZSPIRE is being developed jointly in collaboration with AstraZeneca.
In May 2021, we announced that our partner AstraZeneca had submitted a BLA to the FDA for tezepelumab, a potential first-in-class medicine in severe asthma.
In July 2021, we announced that the FDA had accepted a BLA and granted Priority Review of TEZSPIRE for the treatment of asthma.
In December 2021, we announced that the FDA had approved Amgen and AstraZeneca's TEZSPIRE for the add-on maintenance treatment of adult and pediatric patients aged 12 years and older with severe asthma.
In January 2022, we announced that TEZSPIRE is available for shipment to wholesalers in the United States.
AMG 451/KHK4083
AMG 451/KHK4083 is a monoclonal antibody that inhibits OX-40. It is being investigated for the treatment of moderate-to-severe atopic dermatitis. AMG 451/KHK4083 is being developed in collaboration with KKC.
ABP 654
ABP 654, a biosimilar candidate to STELARA (ustekinumab), is a monoclonal antibody that inhibits IL-12 and IL-23. It is being investigated in a phase 3 study for biosimilarity to STELARA. The reference-product primary conditions are psoriasis, psoriatic arthritis and Crohn’s disease.
ABP 938
ABP 938, a biosimilar candidate to EYLEA, is a VEGFR Fc fusion protein. It is being investigated in a phase 3 study for biosimilarity to EYLEA. The reference-product primary conditions are wet AMD, macular edema following retinal vein occlusion, diabetic macular edema and diabetic retinopathy.
ABP 959
ABP 959, a biosimilar candidate to SOLIRIS, is a monoclonal antibody that specifically binds to the complement protein C5. It is being investigated in a phase 3 study for biosimilarity to SOLIRIS. The reference-product primary conditions are PNH and aHUS.

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
BeiGene, Ltd.
On January 2, 2020, we acquired a 20.5% stake in BeiGene for approximately $2.8 billion in cash as part of a collaboration to expand our oncology presence in China. Under the collaboration, BeiGene began selling XGEVA in 2020, BLINCYTO in 2021 and KYPROLIS in early 2022 in China, and Amgen shares profits and losses equally during the initial product-specific commercialization periods; thereafter, product rights may revert to Amgen, and Amgen will pay royalties to BeiGene on sales in China of such products for a specified period.
In addition, we jointly develop a portion of our oncology portfolio with BeiGene, which shares in global R&D costs by providing cash and development services of up to $1.25 billion. Upon regulatory approval, BeiGene will assume commercialization rights in China for a specified period, and Amgen and BeiGene will share profits equally until certain of these product rights revert to Amgen. Upon return of the product rights, Amgen will pay royalties to BeiGene on sales in China for a specified period. For product sales outside China, Amgen will also pay royalties to BeiGene.
Novartis
We are in a collaboration with Novartis to jointly develop and commercialize Aimovig. On January 31, 2022, concurrent with the settlement of the previously disclosed litigation between Amgen and Novartis we modified the terms of the collaboration. See Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.
Arrangement through December 31, 2021
In the United States, Amgen and Novartis jointly developed and collaborated on the commercialization of Aimovig. Amgen, as the principal, recognized product sales of Aimovig in the United States, shared U.S. commercialization costs with Novartis and paid Novartis a significant royalty on net sales in the United States. Novartis held global co-development rights and exclusive commercial rights outside the United States and Japan for Aimovig (the ex-U.S. Novartis Rights). Novartis paid Amgen double-digit royalties on net sales of the product in the ex-U.S. Novartis Rights territories and funded a portion of global R&D expenses. In addition, Novartis was required to make a payment to Amgen of up to $100 million if certain commercial and expenditure thresholds were achieved with respect to Aimovig in the United States.
Arrangement after January 1, 2022
Pursuant to the amendment effective January 1, 2022, Novartis retains the ex-U.S. Novartis Rights and will continue to pay double-digit royalties on net sales in the ex-U.S. Novartis Rights territories. In the United States, Novartis will no longer collaborate with Amgen, share Aimovig commercialization costs or pay milestones and Amgen will no longer pay royalties to Novartis on sales of Aimovig. Amgen and Novartis will continue to share development expenses worldwide.
Amgen manufactures and supplies Aimovig worldwide.

DaVita Inc.
In January 2017, we entered into a six-year supply agreement with DaVita, which superseded the previously existing, seven-year supply agreement that commenced in 2012. Pursuant to the 2017 agreement, we supply EPOGEN and Aranesp in amounts necessary to meet specified annual percentages of DaVita’s and its affiliates’ requirements for ESAs used in providing dialysis services in the United States and Puerto Rico. Such percentages vary during the term of the agreement, but in each year are at least 90%. The agreement expires in December 2022. The agreement may be terminated by either party before expiration of its term in the event of certain breaches of the agreement by the other party.
For financial information about our significant collaborative arrangements, see Part IV—Note 8, Collaborations, to the Consolidated Financial Statements.
Human Capital Resources
Overview
Amgen’s approach to human capital resource management starts with our mission to serve patients. We strive to serve patients by transforming the promise of science and biotechnology into therapies that have the power to restore health or save lives. The way we approach our business is guided by our Amgen Values:

Amgen Values
Be Science-Based	Compete Intensely and Win	Create Value for Patients, Staff and Stockholders	Be Ethical
Trust and Respect Each Other	Ensure Quality	Work in Teams	Collaborate, Communicate and Be Accountable

Our staff are also guided by the Company’s Code of Conduct, which is designed to help every person who does business on our behalf worldwide (including all staff, management, consultants, contract workers and temporary workers) to understand what is expected of them.
Our industry exists in a complex regulatory and reimbursement environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, requires a highly engaged and committed workforce.
As of December 31, 2021, Amgen had approximately 24,200 staff members in over 50 countries, and we have had relatively low global turnover rates. We also supplement our workforce with independent contractors, contingent workers and temporary workers, as needed. Outside of the United States, some of our employees are represented by unions or works councils. We consider our staff relations to be good, supported by regular assessments of staff engagement surveys on a wide range of topics (including engagement in the COVID-19 environment, diversity, inclusion and belonging, and maintaining a culture of compliance). We discuss the results of these surveys with our workforce and our Board of Directors.
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
All staff also participate in a regular performance measurement process through which staff receive performance and development feedback, and pay is aligned to performance.
To support the development of our staff, we provide a variety of programs, including leadership development programs, virtual instructor-led courses and self-paced learning options.

Our benefit programs are also generally broad-based, promote health and overall well-being and emphasize saving for retirement. All regular U.S. staff members are eligible to participate in the same core health and welfare and retirement savings plans. Other U.S. employee benefits include medical plans, dental plans, adoption assistance, paid parental leave programs, access to childcare, employee assistance programs, employee stock purchase plan, flexible spending accounts, life, long-term care and business travel accident insurance, short and long-term disability benefits, wellness benefits and work-life resources and referrals. Comparable programs and benefits are available globally, with the same health and well-being intent, consistent with statutory requirements.
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
In response to the COVID-19 pandemic and as part of our commitment to work to ensure the safety and well-being of our employees, for 2020 and much of 2021, we have activated our applicable business continuity plans, including having those of our employees who were able to work from home to do so, and for employees returning to the workplace and the field, we took additional safety measures, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, temperature screening and COVID-19 testing to access our workplaces. Staff member access to our facilities has been in accordance with applicable government health and safety protocols and guidance issued in response to the COVID-19 pandemic, and in 2021 we required staff members in the United States and Puerto Rico to be fully vaccinated against COVID-19.1 In the fourth quarter of 2021, we enabled our U.S. based workforce to return to the workplace for work that benefits from face-to-face interactions, while maintaining appropriate safety measures to ensure staff well-being. This approach intentionally combines the benefits of remote and in-person working at Amgen for the future as COVID-19 restrictions ease around the globe. We will continue to learn and adapt this approach as needed for the future.
Our Corporate Responsibility and Compliance Committee provides general oversight of our safety programs and initiatives, while our Board of Directors, as a whole, has overseen our specific responses to the COVID-19 pandemic.
Diversity, Inclusion and Belonging
We believe that a diverse and inclusive culture fosters innovation, which supports our ability to serve patients. Further, we also believe our global presence is strengthened by having a workforce that reflects the diversity of the patients we serve. It is with these beliefs in mind that we have continued to strengthen and grow our culture of diversity, inclusion and belonging. Our internal efforts include, in 2019, establishing a Diversity, Inclusion and Belonging Council chaired by our Chief Executive Officer. In 2020, we implemented a global unconscious-bias training program, and we launched an ongoing learning journey with tools and resources that guides staff on the role they play in creating diversity, inclusion and belonging throughout the organization. Each of Amgen’s ERGs is sponsored by an executive leader who reports to the CEO. We are leveraging our ERGs to represent and support the diversity of Amgen staff, while also providing opportunities to Amgen’s business and the community.
1 The vaccination requirement did not apply to staff who were unable to receive a COVID-19 vaccine because of qualifying religious or medical reasons.

Employee Resource Groups
Amgen Asian Association (AAA)	Amgen Black Employee Network (ABEN)
Ability Bettered through Leadership and Education (ABLE), a resource group for those with disabilities, visible and invisible, including those conditions also experienced by the patients that Amgen serves.
Amgen Early Career Professionals (AECP)	Amgen Indian Subcontinent Network (AISN)
Amgen Latin Employee Network (ALEN)	Amgen LGBTQ and Allies Network (PRIDE)
Amgen Veterans Employees Network (AVEN)	Women Empowered to be Exceptional (WE2)
Women in Information Systems Enrichment (WISE)	Amgen International Network (AIN)
For 2021, to tangibly deepen and drive our diversity, inclusion and belonging activities enterprise-wide and actively communicate our culture of belonging to all staff, we established an annual diversity, inclusion and belonging goal for leaders at executive director and above levels to establish, document and execute diversity, inclusion and belonging action plans, with a target goal of 75% participation, which we achieved and exceeded in 2021.
In areas of underrepresentation, we develop plans with a goal of bringing our representation in line with availability. We engage in outreach efforts to attract, retain and advance more women and minorities in our workforce. For example, we have worked to enhance our diverse candidate recruiting pool by developing relationships with organizations that can serve as a source of diverse candidates, such as the National Black MBA Association and National Sales Network, as well as historically black colleges and universities. In 2021, a fellowship program between Amgen and Howard University was established to expand the talent pool and diversify ranks in research and development.
Additionally, at the end of 2020, we became a founding member of OneTen, a coalition of the world’s largest, best-known companies, that aims to hire one million Black Americans (with a specific focus on those without four-year college degrees) into good-paying, family-sustaining jobs over the next ten years. As a member of OneTen, Amgen is taking a leadership role in the greater Los Angeles region, where the company is headquartered, to help expand the coalition organizations that share our desire to offer opportunities to diverse talent. Other examples of actions that we are taking in this area include investment and participation in the Healthcare Businesswomen’s Association (a global organization focused on development and business networking for women in healthcare) and the UCLA Anderson School of Management leadership programs for women and underrepresented talent.
Our 2020 Consolidated EEO-1 Report can be viewed on our website at www.amgen.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing).
In 2021, our Corporate Responsibility and Compliance Committee provided oversight of our policies, programs and initiatives focusing on workforce diversity and inclusion. In 2022, oversight of diversity, inclusion and belonging shifted to the Compensation and Management Development Committee, which also provides oversight of our human capital management.
Information about Our Executive Officers
The executive officers of the Company as of February 16, 2022, are set forth below.
Mr. Robert A. Bradway, age 59, has served as a director of the Company since 2011 and Chairman of the Board of Directors since 2013. Mr. Bradway has been the Company’s President since 2010 and Chief Executive Officer since 2012. From 2010 to 2012, Mr. Bradway served as the Company’s President and Chief Operating Officer. Mr. Bradway joined the Company in 2006 as Vice President, Operations Strategy, and served as Executive Vice President and Chief Financial Officer from 2007 to 2010. Prior to joining the Company, Mr. Bradway was a Managing Director at Morgan Stanley in London, where, beginning in 2001, he had responsibility for the firm’s banking department and corporate finance activities in Europe. Mr. Bradway has been a director of The Boeing Company, an aerospace company and manufacturer of commercial airplanes, defense, space and securities systems, since 2016. He has served on the board of trustees of the University of Southern California since 2014. From 2011 to 2017, Mr. Bradway was a director of Norfolk Southern Corporation, a transportation company.

Mr. Murdo Gordon, age 55, became Executive Vice President, Global Commercial Operations, in 2018. Prior to joining the Company, Mr. Gordon was Chief Commercial Officer at BMS, a pharmaceutical company, from 2016 to 2018. Mr. Gordon served as Head of Worldwide Markets at BMS from 2015 to 2016. Prior to this, Mr. Gordon served in a variety of leadership roles at BMS for more than 25 years.
Mr. Jonathan P. Graham, age 61, became Executive Vice President, General Counsel and Secretary in 2019. Mr. Graham joined the Company in 2015. From 2015 to 2019, Mr. Graham was Senior Vice President, General Counsel and Secretary. Prior to joining Amgen, from 2006 to 2015, Mr. Graham was Senior Vice President and General Counsel at Danaher Corporation. From 2004 to 2006, Mr. Graham was Vice President, Litigation and Legal Policy, at General Electric Company (GE). Prior to GE, Mr. Graham was a partner at Williams & Connolly LLP.
Mr. Peter H. Griffith, age 63, became Executive Vice President and Chief Financial Officer in 2020. Mr. Griffith joined the Company in 2019 as Executive Vice President, Finance. Prior to joining Amgen, Mr. Griffith was President of Sherwood Canyon Group, LLC, a private equity firm. From 1997 to 2019, Mr. Griffith was a partner at EY, an accounting and professional services firm, and served in a variety of senior leadership roles, with his last position being Global Vice Chair, Corporate Development. Prior to EY, Mr. Griffith was a Managing Director and head of the investment banking division of Wedbush Securities Inc.
Ms. Nancy A. Grygiel, age 54, became Senior Vice President and Chief Compliance Officer in 2020. Ms. Grygiel joined the Company in 2015. From 2016 to 2020, Ms. Grygiel was Vice President, Compliance. Prior to joining Amgen, from 2011 to 2015, Ms. Grygiel served as Vice President, Compliance, Corporate & International, at Allergan, Inc. (Allergan). Prior to Allergan, Ms. Grygiel held several management positions at Mylan Pharmaceuticals, Inc.
Ms. Lori A. Johnston, age 57, became Executive Vice President, Human Resources, in 2019. From 2016 to 2019, Ms. Johnston served as the Company’s Senior Vice President, Human Resources. From 2012 to 2016, Ms. Johnston was Executive Vice President and Chief Administrative Officer of Celanese Corporation (Celanese). Prior to Celanese, Ms. Johnston served in a series of progressive leadership roles at Amgen from 2001 to 2012, with her last position being Vice President, Human Resources. Prior to joining the Company, Ms. Johnston held human resources and other positions at Dell Inc.
Ms. Rachna Khosla, age 49, became Senior Vice President, Business Development, in 2021. Ms. Khosla joined the Company in 2013 as Corporate Development Director. From 2016 to 2018, Ms. Khosla was Executive Director, Business Development, and from 2018 to 2021, was Vice President, Business Development. Prior to joining the Company, Ms. Khosla was a Director at Lazard Ltd. (Lazard) responsible for healthcare mergers and acquisitions. Prior to Lazard, Ms. Khosla had various roles at Credit Suisse Group AG, Sanofi Aventis, Aventis Capital, J.P. Morgan Chase & Co., and Salomon Brothers, Inc.
Dr. David M. Reese, age 59, became Executive Vice President, R&D, in 2018. Dr. Reese joined the Company in 2005 and has held leadership roles in development, medical sciences and discovery research. Dr. Reese was Senior Vice President, Translational Sciences and Oncology, from 2017 to 2018 and Senior Vice President, Translational Sciences, from 2015 to 2017. Prior to joining Amgen, Dr. Reese was director of Clinical Research at the Breast Cancer International Research Group from 2001 to 2003 and a cofounder, president and chief medical officer of Translational Oncology Research International, a not-for-profit academic clinical research organization, from 2003 to 2005. Dr. Reese previously served on the faculty at UCLA and the University of California, San Francisco.
Mr. Esteban Santos, age 54, became Executive Vice President, Operations, in 2016. Mr. Santos joined the Company in 2007 as Executive Director, Manufacturing Technologies. From 2008 to 2013, Mr. Santos held a number of Vice President roles at the Company in engineering, manufacturing, site operations and drug product. From 2013 to 2016, Mr. Santos was Senior Vice President, Manufacturing. Prior to joining the Company, Mr. Santos served as Site General Manager of J&J’s Cordis operation in Puerto Rico. Prior to J&J, Mr. Santos held several management positions in GE’s industrial and transportation businesses.
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
•Our business and operations may be negatively affected by the failure, or perceived failure, of achieving our environmental, social and governance objectives.
•The effects of global climate change and related natural disasters could negatively affect our business and operations.
General Risk Factors
•Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
•Our stock price is volatile.
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
Federal, state and local, and international governmental policies and initiatives designed to reduce the transmission of COVID-19 also have resulted in the cancellation or delay of diagnostic, elective, specialty and other procedures and appointments to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. For example, an NPR/Harvard poll in 2021 found that, with hospitals crowded from COVID-19, one in five U.S. households has had to delay care for serious illnesses. These measures and challenges will likely continue to varying degrees for the duration of the pandemic and have significantly reduced patient access to, and administration of, certain of our drugs. For example, Prolia requires administration by a healthcare provider in doctors’ offices or other healthcare settings that are affected by COVID-19. The U.S. label for Prolia instructs healthcare professionals who discontinue Prolia to transition the patient to an alternative antiresorptive, including oral treatments that do not require administration by a healthcare provider. Further, as a result of COVID-19, oncology patients, in consultation with their doctors, may be selecting therapies that are less immunosuppressive or therapies that do not require administration in a hospital setting, potentially adversely affecting sales of certain of our products. Also, new patients have been, and are expected to continue to be, less likely to be diagnosed and/or to start therapeutics during the pandemic, and these effects, together with the lower treatment rates during the pandemic, have had, and are expected to continue to have, a cumulative negative effect on the commercial performance of our business. The decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business. Once the pandemic subsides, we anticipate there could be a backlog of patients seeking appointments with physicians relating to a variety of medical conditions, and as a result, patients seeking treatment with certain of our products may have to navigate lower provider capacity, and this lower provider capacity could have a continued adverse effect on our sales following the opening up of various geographies and/or the end of the pandemic. Further, the effects of the COVID-19 pandemic may result in long-term shifts in preferences among healthcare professionals and patients toward treatments that do not require administration by healthcare professionals or visits to medical facilities.
As the pandemic continues, and if conditions worsen or if the duration of the pandemic extends significantly, we expect to experience additional adverse effects on our development, operational and commercial activities, customer purchases and our collections of accounts receivable. It remains uncertain the degree to which these adverse effects would impact our future operational and commercial activities, customer purchases and our collections as conditions begin to improve. There was a resurgence in COVID-19 infections in numerous jurisdictions in 2021, resulting in the reinstatement of stricter restrictions and shutdowns in a number of jurisdictions, including in the United States, Europe and Asia Pacific regions. It is expected that the pandemic will continue to ebb and flow, with different jurisdictions having higher levels of infections than others over the course of the pandemic. New variants of the SARS-CoV-2 virus have emerged, including the delta and omicron variants, and have been shown to be present in many geographies and appear to spread more easily and quickly than other variants. Further, although some studies suggest that antibodies generated with currently authorized vaccines may be effective against these variants, it remains uncertain whether currently available vaccines will retain their efficacy against future variants of the virus. Further, even while vaccine booster shots are available for certain patients, persistent vaccine hesitancy may result in under-vaccinated populations which may prolong the duration of the COVID-19 pandemic and continue to disrupt the availability of healthcare services to the patients we serve. Jurisdictions may implement, continue or reinstate border closures, impose or reimpose prolonged quarantines and further restrict travel and business activity. These measures could significantly affect our ability to support our operations and customers and the ability of our employees to get to their workplaces to discover, study, develop and produce our product candidates and products, disrupt the movement of our products through the supply chain, and further prevent or discourage patients from participating in our clinical trials, seeking healthcare services and the administration of certain of our products. The increased availability of remote working arrangements in response to the COVID-19 pandemic has expanded the pool of companies that can compete for our employees and employment candidates. Further, in connection with the global outbreak and spread of COVID-19 and in an effort to increase the wider availability of needed medical products, we or our suppliers may elect to, or governments may require us or our suppliers to, allocate manufacturing capacity (for example pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations, customer relationships and financial results. In the United States, on January 21, 2021, President Biden issued an Executive Order instructing federal agencies to use all available legal authorities, including the Defense Production Act, to improve current and future pandemic response and biological threat preparedness. The rapid reallocation of resources for the treatment and prevention of COVID-19 (including the production of COVID-19 vaccinations or related therapies, such as our agreement to contribute to the production of COVID-19 antibody therapies for Lilly) and/or disruptions and shortages in the global supply chain caused by the pandemic, could also result in increased competition for, or reduced availability of, materials or components used in the development, manufacturing, distribution, or administration of our products. For example, during the second quarter of 2021, an industry-wide shortage of certain lab kit supplies necessary for some activities that support our clinical trials has developed that we are actively monitoring and managing. We have also experienced challenges in obtaining certain COVID-19-related supplies, including COVID-19 antigen rapid test kits for our staff, as a result of high demand and limited supplies during the omicron variant surge. In addition, unpredictable increases in demand for certain of our products could exceed our capacity to meet such demand, which could adversely affect our financial results and customer relationships.
The COVID-19 pandemic and the volatile global economic conditions stemming from it may precipitate or amplify the other risks described in this “Risk Factors” section, which could materially adversely affect our business, operations and financial condition and results. For example, if a natural disaster or other potentially disruptive event occurs concurrently with the COVID-19 pandemic, such disaster or event could deplete our inventory levels and we could experience a disruption to our manufacturing or ability to supply our products.
The rapid development and fluidity of the pandemic precludes any prediction as to the ultimate effect of COVID-19 on us. The duration of the measures being taken by the authorities to mitigate against the spread of COVID-19 (including the distribution and/or availability of vaccines and boosters), and the extent to which such measures are effective, if at all, remain highly uncertain. The magnitude and degree of COVID-19’s adverse effect on our business (including our product development, product sales, operating results and resulting cash flows) and financial condition will be driven by the severity and duration of the pandemic, the pandemic’s effect on the United States and global economies and the timing, scope and effectiveness of federal, state, local and international governmental responses to the pandemic. If mitigation of the pandemic continues to require further shelter-in-place and shutdown orders and/or restrictions on individual and/or group conduct, any adverse effects of the COVID-19 pandemic will likely grow and could be enduring, and our business and financial position could be materially adversely affected.
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
Our information technology systems are highly integrated into our business, including our R&D efforts, our clinical and commercial manufacturing processes and our product sales and distribution processes. Further, as the majority of our employees are working remotely, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase. The complexity and interconnected nature of our systems makes them potentially vulnerable to breakdown or other service interruptions. Upgrades or changes to our systems or the software that we use may result in the introduction of new cybersecurity vulnerabilities and risks. Our systems are also subject to frequent cyberattacks. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, that can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering. We have also experienced denial of service attacks against our network, and although such attacks did not succeed, there can be no assurance that our efforts to guard against the wide and growing variety of potential attack techniques will be successful in the future. Attacks such as those experienced by governmental entities (including those that approve and/or regulate our products, such as the EMA) and other multi-national companies, including some of our peers, could leave us unable to utilize key business systems or access or protect important data, and could have a material adverse effect on our ability to operate our business, including developing, gaining regulatory approval for, manufacturing, selling and/or distributing our products. For example, in 2017, a pharmaceutical company experienced a cyberattack involving virulent malware that significantly disrupted its operations, including its research and sales operations and the production of some of its medicines and vaccines. As a result of the cyberattack, its orders and sales for certain products in certain markets were negatively affected. In December 2020, SolarWinds Corporation, a leading provider of software for monitoring and managing information technology infrastructure, disclosed that it had suffered a cybersecurity incident whereby attackers had inserted malicious code into legitimate software updates for its products that were installed by myriad private and government customers, enabling the attackers to access a backdoor to such systems.
Our systems also contain and utilize a high volume of sensitive data, including intellectual property, trade secrets, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to process, store, manage or transmit such data, which may increase our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors, or the public. For example, a supplier recently experienced a data breach in which an unauthorized third party acquired access to certain information provided to the supplier in the course of its provision of services to us, including business documents and certain personally identifiable patient information (not including social security or other financial or health insurance information). As required, we promptly notified the applicable state attorneys general and the individuals whose personally identifiable information was affected of this data breach at the supplier. Although the supplier data breach did not result in a material adverse effect on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Another vendor experienced a cyberattack and, while initially reporting that our information was not involved, the vendor subsequently informed us that the attacker had accessed limited, non-significant information. Although this breach did not have a significant adverse effect on us, we may not receive timely reporting of future breaches. Cyberattackers are increasingly exploiting vulnerabilities in commercially available software from shared or open-source code. We rely on third party commercial software that may have such vulnerabilities, but as use of open-source code is frequently not disclosed, our ability to fully assess this risk to our systems is limited. For example, in December 2021, a remote code execution vulnerability was discovered in a widely used software library that is used in a variety of commercially available software and services. Although this vulnerability has not resulted in any significant adverse effects on us, there can be no assurances that a similar future vulnerability in the software and services that we use would not result in a material adverse effect on our business or results of operations.
Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services, and companies we have or may acquire face similar risks, and security breaches of their systems or service outages could adversely affect our security, leave us without access to important systems, products, raw materials, components, services or information or expose our confidential data or sensitive personal information. For example, in 2019, two vendors that perform testing and analytical services that we use in developing and manufacturing our products experienced cyberattacks, and in April and September of 2020, vendors that provide us with information technology services and clinical data services, respectively, each experienced ransomware attacks. Although there was no breach of our systems, each of these incidents required us to disconnect our systems from those vendors’ systems. While we were able to reconnect our systems following restoration of these vendors’ capabilities without significantly affecting product availability, a more extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. In addition, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients.
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
We are also subject to various laws and regulations globally regarding privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the European Union’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018 (CCPA), which became effective in January 2020, both of which provide for substantial penalties for non-compliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt-in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Since then, Virginia and Colorado both passed similar consumer privacy laws that will go into effect in 2023. Other jurisdictions where we operate have passed, or continue to propose, similar legislation and/or regulations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
Our sales and operations are subject to the risks of doing business internationally, including in emerging markets.
As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction, both independently and through collaborations such as our collaboration with BeiGene, of our products in new markets, we face numerous risks to our business. There is no guarantee that our efforts and strategies to expand sales in emerging markets will succeed. Our international business, including in China and emerging market countries, may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability, including issues of geopolitical relations, the imposition of international sanctions in response to certain state actions and/or sovereign debt issues. If relations between the United States and other governments deteriorate, our business and investments such markets may also be adversely affected. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements including those previously utilized by companies we partner with or acquire in emerging markets. See We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Our expansion efforts in China and emerging markets around the world is dependent upon the establishment of an environment that is predictable, navigable and supportive of biopharmaceutical innovation, sustained access for our products and predictable pricing controls. For example, China continues to strengthen regulations on the collection, use and transmission of Chinese human genetic resources, and has expanded regulations on the conduct of biotechnology R&D activities in China. Our applications to the HGRAC seeking approval to conduct clinical trials in China are delayed pending further guidance from HGRAC. Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, trade restrictions or other barriers designed to protect industry in the home country against foreign competition, far-reaching antibribery and anticorruption laws and regulations and/or evolving legal and regulatory environments.
As we expand internationally, we are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. While we have a program in place that is designed to reduce our exposure to foreign currency exchange rate fluctuations through foreign currency hedging arrangements, our hedging efforts do not completely offset the effect of these fluctuations on our revenues and earnings. In addition, we have a number of financial instruments referencing the LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021, and it is anticipated that LIBOR will be completely phased out and replaced by 2023. In March 2020 and in January 2021, the FASB issued a new accounting standard to ease the financial burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. While it appears likely that SOFR will be the replacement reference rate adopted in the market, the specific mechanisms to replace LIBOR in our existing LIBOR-linked financial instruments have not been finalized. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, our LIBOR-linked financial instruments. See Part IV—Note 1, Summary of significant accounting policies—Recent accounting pronouncements. We are also subject to the economic and political uncertainties stemming from the United Kingdom’s exit from the EU, commonly referred to as “Brexit,” which occurred on January 31, 2020. While our manufacturing and packaging activities take place largely outside the United Kingdom, minimizing the need to make costly and significant changes to those operations, we have nevertheless been working to put in place contingency plans to attempt to mitigate the effects of Brexit on us. Overall, the legal and operational challenges of our international business operations, along with government controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintaining necessary regulatory or pricing approvals of our products, may result in material adverse effects on our international product sales, business and results of operations.

RISKS RELATED TO GOVERNMENT REGULATIONS AND THIRD-PARTY POLICIES
Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. These payers are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our products or narrower populations for whom payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced in an attempt to lower drug prices. These include proposals that would allow the U.S. government to negotiate drug prices directly, limit drug reimbursement in Medicare and/or the commercial market based on reference prices or permit importation of drugs from Canada. Additional proposals would require a rebate to the government for any price increase in excess of the Consumer Price Index for All Urban Consumers and/or to shift some of the costs of these Medicare Part D reforms to manufacturers to offset the cost. Certain proposals focused on drug pricing have been adopted and additional proposals are likely to be adopted and implemented in some form.
—Changing U.S. federal coverage and reimbursement policies and practices have affected, and may continue to affect access to, pricing and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. Congress has been focused on drug pricing reforms and oversight since 2018, and this activity is still ongoing and has intensified. In 2019, 2020 and 2021, a number of Congressional committees debated drug pricing reform proposals and, in 2020, Amgen participated in House Oversight and Reform Committee hearings on drug pricing practices. In 2019, the Senate Finance Committee advanced a bill that would, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and/or D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries and require higher/additional manufacturer discounts in Medicare Part D. Additionally, in late 2019, a drug-pricing bill, H.R. 3, passed the House of Representatives, which would, among other things, enable direct price negotiations by the federal government on certain drugs (with the maximum price paid by Medicare capped by prices derived from an international index), include a penalty for failing to reach agreement with the government and require that manufacturers offer these negotiated prices to other payers. In 2021, proposals from H.R. 3 were incorporated and adapted into other proposed legislation. These proposals, which included penalties if drug price benchmarks rise faster than inflation, Medicare price setting for certain drugs paid for under Parts B and D (whereby manufacturers must accept a price established by the government or face a penalty on all U.S. sales), and Part D redesign including a cap on beneficiary spending and a new manufacturer discount program, are also likely to be considered in a reconciliation bill that remains to be further debated between the Senate, House and White House. This framework remains in discussion with policymakers in Congress and the Administration. There are other outstanding proposals that, if enacted and implemented in whole or in part, could also affect access to and sales of our products, including, but not limited to, proposals to allow importation of prescription medications from Canada or other countries. In July 2021, the Administration issued an Executive Order designed to address anticompetitive behavior across multiple sectors, and for the healthcare sector, called for, among other things, the FDA to work with states and Indian Tribes to develop prescription drug importation programs, more scrutiny of anticompetitive activity by the FTC, emphasized the need for actions to allow for greater competition from generics and biosimilars, and included a process and timeline for federal agencies to deliver ideas to address drug pricing to the Administration. Subsequently, in September 2021, HHS released a report that presented guiding principles for the Administration’s drug pricing proposals, including changes to promote competition throughout the prescription drug industry, highlighting potential legislative policies that Congress could pursue (including drug price negotiation in Medicare Parts B and D, making those negotiated prices available to commercial plans and legislation to speed the entry of biosimilar and generic drugs) and examples of potential administrative tools available to the HHS (including testing various models and enhanced focus of the FTC and the USPTO to address impediments to generic drug and biosimilar competition). Also, in response to the July 2021 Executive Order, the FDA sent a letter to the USPTO describing ways to strengthen coordination between the two agencies, offering training to help identify prior art, and seeking USPTO’s views on practices that extend market exclusivities, whether pharmaceutical patent examiners need additional resources, and the effect of post-grant challenges at the PTAB on drug patents.
Legislation enacted in 2021 has also contained drug pricing reforms, including the Infrastructure Investment and Jobs Act and the American Rescue Plan Act of 2021 that include provisions requiring, starting in 2023, manufacturers to provide refunds to the government for discarded amounts of drugs from single use containers under Medicare Part B, and starting in 2024, increases the Medicaid rebate liability for certain medicines that raise prices in excess of inflation, respectively. The Infrastructure Investment and Jobs Act also delays implementation until January 1, 2026 of a final rule issued by HHS, that revises regulations under the federal antikickback statute to encourage PBMs to use rebates received from biopharmaceutical manufacturers to reduce patient cost-sharing at the point of sale under Medicare Part D. This rule is also subject to litigation, has numerous logistical hurdles to overcome before it can be effectively implemented, and it is unclear how PBMs will respond to the implementation of such rule. Further, a permanent repeal of this rule is also being considered in other legislation.
Our business has been, and is expected to continue to be, affected by changes in U.S. federal reimbursement policy resulting from federal regulations and federal demonstration projects. Over the past several years, federal agencies, including the CMS, announced a number of recommendations, policies, proposals and demonstration projects addressing drug pricing. The Administration has also developed and sought to advance a range of policy proposals that could impact U.S. federal reimbursement policy for drugs and biologics, including changes to Medicare Parts B and D. For example, in 2020, in response to an Executive Order, HHS released a rule to allow states to potentially enable the importation of certain drugs from Canada. While this rule is in litigation, should such litigation be unsuccessful, it could allow for the importation of Canadian versions of certain of Amgen’s products (including Otezla), that could have a material adverse effect on Amgen’s business. Also in response to an Executive Order, CMS released an interim final rule to implement the MFN pricing approach aimed at setting the reimbursement rate for 50 Medicare Part B drugs (including our products, such as Prolia, XGEVA, KYPROLIS, Neulasta, Nplate, EPOGEN and Aranesp) equal to the lowest adjusted price in 22 OECD nations for these drugs. In December 2021, subsequent to challenges, including procedural defects, CMS announced it was withdrawing the MFN rule. Notwithstanding the withdrawal of the rule, the MFN rule’s approach to drug pricing and other similar approaches remain of interest to policymakers. In connection with its withdrawal of the MFN rule, CMS noted that it will “… explore all options to incorporate value into payments for Medicare Part B drugs, improve beneficiaries’ access to evidence-based care, and reduce drug spending for consumers and throughout the health care system.” Further, we expect continued significant focus on healthcare and similar drug pricing proposals for the foreseeable future, including proposals under which the government would set drug prices or limit drug reimbursement.
CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. For example, we believe that CMS’ Oncology Care Model demonstration (which has since 2016 provided participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care) has reduced utilization of certain of our oncology products by participating physician practices and expect that it will continue to do so in the future. Further, HHS’s September 2021 comprehensive plan to address drug pricing included potential future mandatory models that link payment for prescription drugs and biologics to factors such as: improved patient outcomes, reductions in health disparities, patient affordability and lower overall costs; bundled payment models; total cost of care models; models in which Medicare Part B savings from utilization of biosimilars, generics, or other high-value products are shared between prescribing providers and the government; additional Medicare Part D cost-sharing support for biosimilars and generics; and potential expansion of the Part D Senior Savings Model to additional classes of drugs. CMS also recently proposed a national coverage determination for Medicare which limits coverage of certain Alzheimer’s disease medications approved by the FDA only to patients in qualifying clinical trials, suggesting that regulatory approval does not necessarily result in full Medicare coverage. In this dynamic environment, particularly in light of the pressures on healthcare budgets as a result of the pandemic, we are unable to predict which or how many federal policy, legislative, regulatory, executive or administrative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that these or other federal government initiatives further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our U.S. products, or limit our ability to offer co-pay payment assistance to commercial patients, such actions could have a material adverse effect on our business and results of operations.
We also face risks relating to the reporting of pricing data that affects the reimbursement of and discounts provided for our products. U.S. government price reporting regulations are complex and may require a biopharmaceutical manufacturer to update certain previously submitted data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse effect on our business and results of operations. In addition, as a result of restating previously reported price data, we also may be required to pay additional rebates and provide additional discounts. CMS finalized a rule in December 2020 providing that, starting January 1, 2023, unless a manufacturer can ensure that the full amount of manufacturer patient assistance programs is passed on to the patient, such amount will be treated as a price reduction that will be taken into account when reporting our Best Price and/or Average Manufacturer Price. Given the use by PBMs and insurers of copay accumulator adjustment programs to apply such patient assistance for the benefit of such companies and not to defray costs to patients, it could be difficult to impossible for manufacturers to ensure that the full value of such amounts is being passed on to the patient. This new policy, if implemented, would have significant implications for our ability to offer copay assistance programs. Although implementation has been delayed by the current Administration, the prior Administration finalized a rule (which was to be effective January 1, 2022) mandating price and cost-sharing transparency for almost all health plans and insurers in the individual and group commercial markets. Additionally, the Administration recently finalized transparency provisions required under the Consolidated Appropriations Act of 2021 for health plans and insurer reporting of certain drug pricing information by December 27, 2022, and each June thereafter, resulting in a biennial public report highlighting drug pricing trends and the impact of prescription drug costs on premiums and out-of-pocket costs. It is unclear how group health plans and health insurers may respond.
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

—U.S. commercial payer actions have affected and may continue to affect access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from the consolidation of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient copay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial copay assistance programs. Further, government regulation of payers may affect these trends. For example, CMS finalized a policy in May 2020 (for plan years starting on or after January 1, 2021, and remains standing policy for 2022) that has caused commercial payers to more widely adopt copay accumulator adjustment programs. Payers have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, particularly in treatment areas where the payer has taken the position that multiple branded products are therapeutically comparable. Payers also control costs by imposing restrictions on access to or usage of our products, such as Step Therapy, or requiring that patients receive the payer’s prior authorization before covering the product or that patients use a mail-order pharmacy or a limited network of payer fully-owned mail-order or specialty pharmacies. Payers have also chosen to exclude certain indications for which our products are approved or chosen to exclude coverage entirely. For example, some payers require physicians to demonstrate or document that the patients for whom Repatha has been prescribed meet payer utilization management criteria, and these requirements have limited, and may continue to limit, patient access to Repatha treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha by providing greater discounts and rebates to payers, including PBMs that administer Medicare Part D prescription drug plans. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. For example, in late 2018 and early 2019, in response to a very high percentage of Medicare patients abandoning their Repatha prescriptions rather than pay their co-pay payment, we introduced a set of new National Drug Codes to make Repatha available at a lower list price to attempt to address affordability for patients, particularly those on Medicare, and on December 31, 2019, we discontinued the higher list price option for Repatha. Despite these net and list price reductions, some payers have restricted, and may continue to restrict, patient access and have and may continue to change formulary coverage for Repatha, seek further discounts or rebates or take other actions that could reduce our sales of Repatha. These factors have limited, and may continue to limit, patient affordability and use, and negatively affect Repatha sales.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2021, the top five integrated health plans and PBMs controlled about 85% of all pharmacy prescriptions. The consolidation among insurers, PBMs and other payers, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers, and has resulted in greater price discounts, rebates and service fees realized by those payers. In 2019, 2020 and 2021, CVS, Express Scripts and United Health Group, respectively, each created Rebate Management Organizations that further increase their respective leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage or plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. See Concentration of sales at certain of our wholesaler distributors and at one free-standing dialysis clinic business and consolidation of private payers may negatively affect our business.
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures. See Part I, Item 1. Business—Reimbursement. IRP has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. Other expenditure control practices, including but not limited to the use of revenue clawbacks, rebates and percentage caps on price increases, are used in various foreign jurisdictions as well. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, the reimbursement for Repatha in France prior to 2020 was limited to a narrower patient population (such as those with HoFH) following a national health technology assessment, which had limited our efforts in France to expand Repatha access to the broader patient population covered by the approved label. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to physicians and other providers has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts, and such tax authorities (including the IRS) are becoming more aggressive in their audits and are particularly focused on such matters. In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS administrative appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for 2010, 2011 and 2012 that we received in May and July 2021 which seek to increase our U.S. taxable income. We firmly believe that the IRS’s positions set forth in the Notices are without merit, and are contesting the Notices through the judicial process. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Income Taxes, and Part IV—Note 6, Income taxes, to the Consolidated Financial Statements.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office. We were unable to reach resolution at the administrative appeals level, and we anticipate that we will receive a statutory notice of deficiency for these years as well. We expect to contest any such notice related to 2013–15 through the judicial process. We are also currently under examination by the IRS for the years 2016, 2017 and 2018 and by a number of state and foreign tax jurisdictions.
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
Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities and changes in applicable tax laws, regulations or administrative interpretations thereof. The 2017 Tax Act is complex and a large volume of regulations and guidance has been issued and could be subject to different interpretations. We could face audit challenges to our application of the 2017 Tax Act. The Administration proposed and Congress is considering significant changes to existing tax law. These changes, if enacted, could substantially increase taxes we pay to the U.S. government. Further, the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, this agreement could result in tax increases in both the United States and foreign jurisdictions.
The U.S. Treasury recently released final foreign tax credit regulations that eliminate U.S. creditability of the Puerto Rico Excise Tax beginning 2023, which will increase our U.S. tax liability. The U.S. territory of Puerto Rico is considering changes to its tax system that may minimize or eliminate this impact, but the outcome of such potential changes are uncertain. Changes to existing tax law in the United States, the U.S. territory of Puerto Rico, or other jurisdictions, including the potential changes discussed above, could result in tax increases where we do business and could have a material adverse effect on the results of our operations.
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
We are also involved in government investigations that arise in the ordinary course of our business. In recent years, there has been a trend of increasing government investigations and litigations against companies operating in our industry, both in the United States and around the world. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. Our business activities outside of the United States are subject to the FCPA and similar antibribery or anticorruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. We cannot ensure that all our employees, agents, contractors, vendors, licensees, partners or collaborators will comply with all applicable laws and regulations. On April 25, 2019, we entered into a settlement agreement with the DOJ and the OIG of the HHS to settle certain allegations relating to our support of independent charitable organizations that provide patients with financial assistance to access their medicines. As a result, we entered into a corporate integrity agreement with the OIG that requires us to maintain a corporate compliance program and to undertake a set of defined corporate integrity obligations for a period of five years. While we expect to fully comply with all of our obligations under the corporate integrity agreement, failure to do so could result in substantial penalties and potential exclusion from government healthcare programs. We may also see new government investigations of or actions against us citing novel theories of recovery. For example, prosecutors are placing greater scrutiny on patient support programs, including commercial copay assistance programs, and further enforcement actions and investigations regarding such programs could limit our ability to provide co-pay assistance to commercial patients. Greater scrutiny has also been placed on sponsorships, speaker programs and other arrangements where healthcare professionals receive remuneration, travel or other value to participate in certain events, and further enforcement actions could limit our ability to participate in such arrangements. Any of these results could have a material adverse effect on our business and results of operations.

RISKS RELATED TO COMPETITION
Our products face substantial competition and our product candidates are also likely to face substantial competition.
We operate in a highly competitive environment. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. We expect that our products and product candidates will compete with existing drugs, new drugs currently in development, drugs currently approved for other indications that may later be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. Large pharmaceutical companies and generics manufacturers of pharmaceutical products have expanded into, and are expected to continue expanding into, the biotechnology field, and some pharmaceutical companies and generics manufacturers have formed partnerships to pursue biosimilars. With the proliferation of companies pursuing biopharmaceuticals, a number of our product candidates may enter markets with one or more competitors or with competitors soon to arrive. For example, several of our biosimilar products have entered into markets with one or more existing competitors. In addition, some of our competitors may have technical, competitive or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and consolidation among pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or new product indications they may bring to market. As a result, our products have been competing and may continue to compete, and our product candidates may compete, against products or product candidates that offer higher rebates or discounts, lower prices, equivalent or superior efficacy, better safety profiles, easier administration, earlier market availability or other competitive features. If we are unable to compete effectively, this could reduce sales, which could have a material adverse effect on our business and results of operations.
Our intellectual property positions may be challenged, invalidated or circumvented, or we may fail to prevail in current and future intellectual property litigation.
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Driven by cost pressures, efforts to limit or weaken patent protection for our industry are increasing. For example, the COVID-19 pandemic has resulted in increased interest in compulsory licenses, march-in rights or other governmental interventions, both in the United States and internationally, related to the procurement of drugs. See The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, manufacturing, supply chains, distribution systems, product development, product sales, business and results of operations. Third parties have challenged and may continue to challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates and technologies. Challenges to patents may come from potential competitors or from parties other than those who seek to market a potentially-infringing product. In addition, our patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our product candidates, there are third parties who have patents or pending patent applications that they may claim necessitate payment of a royalty or prevent us from commercializing these product candidates in certain territories. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. We have been in the past, are currently and expect to be in the future, involved in patent litigation. These matters have included, and may in the future include, litigation with manufacturers of products that purport to be biosimilars of certain of our products for patent infringement and for failure to comply with certain provisions of the BPCIA. A determination made by a court, agency or tribunal concerning infringement, validity, enforceability, injunctive or economic remedy, or the right to patent protection, for example, are typically subject to appellate or administrative review. Upon review, such initial determinations may be afforded little or no deference by the reviewing tribunal and may be affirmed, reversed or made the subject of reconsideration through further proceedings. A patent dispute or litigation has not discouraged, and may not in the future discourage, a potential violator from bringing the allegedly infringing product to market prior to a final resolution of the dispute or litigation. The period from inception until resolution of a patent dispute or litigation is subject to the availability and schedule of the court, agency or tribunal before which the dispute or litigation is pending. We have been, and may in the future be, subject to competition during this period and may not be able to recover fully from the losses, damages and harms we incur from infringement by the competitor product even if we prevail. Moreover, if we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities, be required to enter into third-party licenses for the infringed product or technology or be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
Further, under the Hatch–Waxman Act, our products approved by the FDA under the FDCA have been, and may in the future be, the subject of patent litigation with generics competitors before expiry of the five-year period of data exclusivity provided for under the Hatch-Waxman Act and prior to the expiration of the patents listed for the product. Likewise, our innovative biologic products have been, and may in the future be, the subject of patent litigation prior to the expiration of our patents and, with respect to competitors seeking approval as a biosimilar or interchangeable version of our products, prior to the 12-year exclusivity period provided under the BPCIA. In addition, we have faced, and may in the future face, patent litigation involving claims that the biosimilar product candidates we are working to develop infringe the patents of other companies, including those that manufacture, market or sell the applicable reference products or who are developing or have developed other biosimilar versions of such products. Alternatively, patents held by other entities have contributed, and may in the future contribute, to a decision by us to not pursue all of the same labeled indications as are held by these companies. Due to the COVID-19 pandemic, there have been delays in ongoing or new patent office and court proceedings in the United States and abroad that have delayed the outcome of such proceedings. While we have attempted, and expect to continue to attempt, to challenge the patents held by other companies, our efforts may be unsuccessful. For examples of and information related to our patent litigation, see Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.
Certain of the existing patents on our products have expired or will soon expire. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents. As our patents expire, competitors are able to legally produce and market similar products or technologies, including biosimilars, which has had, and may continue to have, a material adverse effect on our product sales, business and results of operations. In addition, competitors have been, and may continue to be, able to invalidate, design around or otherwise circumvent our patents and sell competing products.
We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future.
We currently face competition from biosimilars and generics in most of the territories in which we operate, including the United States and Europe, and we expect to face increasing biosimilar and/or generics competition this year and beyond. Expiration or successful challenge of applicable patent rights or expiration of an applicable exclusivity period has accelerated such competition, and we expect to face more litigation regarding the validity and/or scope of our patents. Our products have also experienced greater competition from lower cost biosimilars or generics that come to market when branded products that compete with our products lose their own patent protection. To the extent that governments adopt more permissive regulatory approval standards and competitors are able to obtain broader or expedited marketing approval for biosimilars and generics, the rate of increased competition for our products could accelerate.
In the EU, biosimilars are evaluated for marketing authorization pursuant to a set of general and product class-specific guidelines. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, some EU countries and some Canadian provinces have adopted, or are considering the adoption of, biosimilar uptake measures such as physician prescribing quotas or automatic pharmacy substitution of biosimilars for the corresponding reference products. Some EU countries impose automatic price reductions upon market entry of one or more biosimilar competitors. While the degree of competitive effects of biosimilar competition differs between EU countries and between products, in the EU the overall use of biosimilars and the rate at which product sales of innovative products are being affected by biosimilar competition is increasing.
In the United States, the BPCIA authorizes the FDA to approve biosimilars via a separate, abbreviated pathway. See Item 1. Business—Government Regulation—Regulation in the United States—Approval of Biosimilars. In the United States, the FDA has approved numerous biosimilars, including biosimilar versions of Neulasta, EPOGEN and ENBREL, and a growing number of companies have announced that they are also developing biosimilar versions of our products. Four biosimilar versions of Neulasta are now marketed in the United States, and we expect other biosimilar versions of Neulasta to receive approval in 2022 and beyond. Impact to our Neulasta sales has accelerated as additional competitors have launched. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. An approved biosimilar version of EPOGEN has also launched in the United States. Manufacturers of biosimilars have attempted, and may in the future attempt, to compete with our products by offering lower list prices, greater discounts or rebates, or contracts that offer longer-term pricing or a broader portfolio of other products. Companies pursuing development of biosimilar versions of our products have challenged and may continue to challenge our patents well in advance of the expiration of our material patents. For examples of and information related to our biosimilars and generics patent litigation, see Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements. See Our intellectual property positions may be challenged, invalidated or circumvented, or we may fail to prevail in current and future intellectual property litigation.
The U.S. biosimilar pathway includes the option for biosimilar products that meet certain criteria to be approved as interchangeable with their reference products. Some companies currently developing or already marketing biosimilars may seek to obtain interchangeable status from the FDA, which could potentially allow pharmacists to substitute those biosimilars for our reference products without prior approval from the prescriber in most states. The FDA approved the first interchangeable biosimilar in July 2021, and subsequently granted an interchangeability designation to a second biosimilar in October 2021. In November 2019, the FDA issued draft guidance that provides that comparative immunogenicity studies will not generally be expected for biosimilar and interchangeable insulin products. This may open the door for other product-specific guidance development and the removal of the expectation for certain studies, which may contribute to increased biosimilar competition for our innovative products. For example, the FDA 2021 guidance agenda lists four guidances related to biosimilars, including documents that address exclusivity for the first interchangeable biological product, and product class-specific recommendations for developing biosimilars and interchangeables.
In addition, critics of the 12-year exclusivity period in the biosimilar pathway law will likely continue to seek to shorten the data exclusivity period and/or to encourage the FDA to interpret narrowly the law’s provisions regarding which new products receive data exclusivity. In late 2019, the previous Administration agreed to remove from the United States-Mexico-Canada Agreement a requirement for at least 10 years of data exclusivity for biologic products. Also, the FDA is considering whether subsequent changes to a licensed biologic would be protected by the remainder of the reference product’s original 12-year exclusivity period (a concept known in the generic drug context as “umbrella exclusivity”). If the FDA were to decide that umbrella exclusivity does not apply to biological reference products or were to make other changes to the exclusivity period, this could expose us to biosimilar competition at an earlier time. There also have been, and may continue to be, legislative and regulatory efforts to promote competition through policies enabling easier generic and biosimilar approval and commercialization, including efforts to lower standards for demonstrating biosimilarity or interchangeability, limit patents that may be litigated and/or patent settlements, implement preferential reimbursement policies for biosimilars and pass new laws requiring more disclosure in the FDA’s Orange and Purple Books. For example, in 2021 the FDA sent a letter to the USPTO describing ways to strengthen coordination between the two agencies, offered training to help identify prior art, and seeking USPTO’s views on practices that extend market exclusivities, whether pharmaceutical patent examiners need additional resources, and the effect of post-grant challenges at the PTAB on drug patents.
Upon the expiration or loss of patent protection and/or applicable exclusivity for one of our small molecule products, we can lose the majority of revenues for that product in a very short period of time. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. Additionally, if one of our small molecule products is the subject of an FDA Written Request for pediatric studies and we are unable to adequately complete these studies, we may not obtain the pediatric exclusivity award that extends existing patents and unexpired regulatory exclusivity for the product by an additional six months.
While we are unable to predict the precise effects of biosimilars and generics on our products, we are currently facing and expect to face greater competition in the United States, Europe and elsewhere as a result of biosimilar and generic competition and, in turn, downward pressure on our product prices and sales. This competition has had, and could increasingly have, a material adverse effect on our product sales, business and results of operations. State laws may also have an impact on our business. For example, California is the first state to have passed legislation, effective on January 1, 2020, against “pay for delay” settlements of patent infringement claims filed by manufacturers of generics or biosimilars where anything of value is given in exchange for settlement. Under this law, such settlement agreements are presumptively anticompetitive. The law may result in prolonged litigation and fewer settlements. Other states, including Connecticut, New York, Illinois and Minnesota, may adopt similar laws or a similar law could be adopted at the federal level.
Concentration of sales at certain of our wholesaler distributors and at one free-standing dialysis clinic business and consolidation of private payers may negatively affect our business.
Certain of our distributors, customers and payers have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. product sales is made to three pharmaceutical product wholesaler distributors: McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, dialysis centers, hospitals and pharmacies. One of our products, EPOGEN, is sold primarily to free-standing dialysis clinics. DaVita owns or manages a large number of the outpatient dialysis facilities located in the United States and accounts for approximately 90% of all EPOGEN sales. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the United States. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. The three largest PBMs in the United States are now part of major health insurance providers. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our products in favor of competing products could have a material adverse effect on our product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.

RISKS RELATED TO RESEARCH AND DEVELOPMENT
We may not be able to develop commercial products despite significant investments in R&D.
Amgen invests heavily in R&D. Successful product development in the biotechnology industry is highly uncertain, and very few R&D projects yield approved and commercially viable products. Product candidates, including biosimilar product candidates, or new indications for existing products (collectively, product candidates) that appear promising in the early phases of development have failed to reach the market for a number of reasons, such as:
•the product candidate did not demonstrate acceptable clinical trial results even though it achieved its primary endpoints and/or demonstrated positive preclinical or early clinical trial results, for reasons that could include changes in the standard of care of medicine or expectations of health authorities;
•the product candidate was not effective or not more effective than currently available or potentially competitive therapies in treating a specified condition or illness;
•the product candidate was not cost effective in light of existing or potentially competitive therapeutics;
•the product candidate had harmful side effects in animals or humans;
•the necessary regulatory bodies, such as the FDA or EMA, did not approve the product candidate for an intended use;
•reimbursement for the product candidate is limited despite regulatory approval;
•the product candidate was not economical for us to manufacture and commercialize;
•other parties had or may have had proprietary rights relating to our product candidate, such as patent rights, and did not let us sell it on reasonable terms, or at all;
•we and certain of our licensees, partners, contracted organizations or independent investigators failed to effectively conduct clinical development or clinical manufacturing activities;
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
Before a product may be sold, we must conduct clinical trials to demonstrate that our product candidates are safe and effective for use in humans. The results of those clinical trials are used as the basis to obtain approval from regulatory authorities such as the FDA and EMA. See Our current products and products in development cannot be sold without regulatory approval. We are required to conduct clinical trials using an appropriate number of trial sites and patients to support the product label claims. The length of time, number of trial sites and number of patients required for clinical trials vary substantially, and we may spend several years and incur substantial expense in completing certain clinical trials. In addition, we may have difficulty finding a sufficient number of clinical trial sites and patients to participate in our clinical trials, particularly if competitors are conducting clinical trials in similar patient populations. See The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, product sales, business and results of operations. Patients may withdraw from clinical trials at any time, and privacy laws and/or other restrictions in certain countries may restrict the ability of clinical trial investigators to conduct further follow-up on such patients, which may adversely affect the interpretation of study results. Delays and complications in planned clinical trials can result in increased development costs, associated delays in regulatory approvals and in product candidates reaching the market and revisions to existing product labels.
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

Conducting clinical trials in locations where we have limited experience requires substantial time and resources to understand the unique regulatory environments of individual countries. For other examples of the risks of conducting clinical trials in China, see also Our sales and operations are subject to the risks of doing business internationally, including in emerging markets. Further, we must ensure the timely production, distribution and delivery of the clinical supply of our product candidates to numerous and varied clinical trial sites. Additionally, regional disruptions, including natural and man-made disasters or health emergencies (such as novel viruses or pandemics such as the one we are currently experiencing with COVID-19), have significantly disrupted, and in the future could disrupt, the timing of clinical trials. If we fail to adequately manage the design, execution and diverse regulatory aspects of our large and/or complex clinical trials or to manage the production or distribution of our clinical supply, or such sites experience disruptions as a result of a natural/man-made disaster or health emergency, corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates or could lose our ability to market existing products in certain therapeutic areas or altogether. For example, our clinical trials have been adversely affected by the COVID-19 pandemic. See The COVID-19 pandemic, and the public and governmental effort to mitigate against the spread of the disease, have had, and are expected to continue to have, an adverse effect, and may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, product sales, business and results of operations. If we are unable to market and sell our products or product candidates or to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations could be materially and adversely affected.
We rely on independent third-party clinical investigators to recruit patients and conduct clinical trials on our behalf in accordance with applicable study protocols, laws and regulations. Further, we rely on unaffiliated third-party vendors to perform certain aspects of our clinical trial operations. In some circumstances, we enter into co-development arrangements with other pharmaceutical and medical devices companies that provide for the other company to conduct certain clinical trials for the product we are co-developing or to develop a diagnostic test used in screening or monitoring patients in our clinical trials. See Some of our pharmaceutical pipeline and our commercial product sales rely on collaborations with third parties, which may adversely affect the development and sale of our products. We also may acquire companies that have past or ongoing clinical trials or rights to products or product candidates for which clinical trials have been or are being conducted. These trials may not have been conducted to the same standards as ours; however, once an acquisition has been completed we assume responsibility for the conduct of these trials, including any potential risks and liabilities associated with the past and prospective conduct of those trials. If regulatory authorities determine that we or others, including our licensees or co-development partners, or the independent investigators or vendors selected by us, our co-development partners or by a company we have acquired or from which we have acquired rights to a product or product candidate, have not complied with regulations applicable to the clinical trials, those authorities may refuse or reject some or all of the clinical trial data or take other actions that could delay or otherwise negatively affect our ability to obtain or maintain marketing approval of the product or indication. In addition, delays or failures to develop diagnostic tests for our clinical trials can affect the timely enrollment of such trials and lead to delays or inability to obtain marketing approval. If we were unable to market and sell our products or product candidates, our business and results of operations could be materially and adversely affected.
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
Our business is subject to extensive regulation by numerous state and federal government authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required in the United States and in the other regions and countries in which we, or our partners and affiliates, sell to obtain approval from regulatory authorities before we manufacture, market and sell our products. Once our products are approved, the FDA and other U.S. and ex-U.S. regulatory agencies have substantial authority to require additional testing and reporting, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions or monetary penalties as well as reputational and other harms. The sanctions could include the FDA’s or ex-U.S. regulatory authorities’ refusals to approve pending applications, delays in obtaining or withdrawals of approvals, delays or suspensions of clinical trials, warning letters, product recalls or seizures, total or partial suspensions of our operations, injunctions, fines, civil penalties and/or criminal prosecutions.
Obtaining and maintaining regulatory approvals have been, and will continue to be, increasingly difficult, time-consuming and costly. Legislative bodies or regulatory agencies could enact new laws or regulations, change existing laws or regulations or change their interpretations of laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products or product candidates. The rate and degree of change in existing laws and regulations and regulatory expectations have accelerated in established markets, and regulatory expectations continue to evolve in emerging markets. We are unable to predict whether and when any further changes to laws or regulatory policies affecting our business could occur, such as changes to laws or regulations governing manufacturer communications concerning drug products and drug product candidates and whether such changes could have a material adverse effect on our product sales, business and results of operations. Further, we are reliant on regulators having the resources necessary to evaluate and approve our products. In the United States, a partial federal government shutdown halted the work of many federal agencies and their employees from late December 2018 through late January 2019. A subsequent extended shutdown could result in reductions or delays of FDA’s activities, including with respect to our ongoing clinical programs, our manufacturing of our products and product candidates and our product approvals.
Regulatory authorities have questioned, and may in the future question, the sufficiency for approval of the endpoints we select for our clinical trials. A number of our products and product candidates have been evaluated in clinical trials using surrogate endpoints that measure an effect that is known to correlate with an ultimate clinical benefit. For example, a therapeutic oncology product candidate may be evaluated for its ability to reduce or eliminate MRD, or to extend the length of time during and after the treatment that a patient lives without the disease worsening, measured by PFS. Demonstrating that the product candidate induces MRD-negative responses or produces a statistically significant improvement in PFS does not necessarily mean that the product candidate will show a statistically significant improvement in overall survival or the time that the patients remain alive. In the CV setting, a heart disease therapeutic candidate may be evaluated for its ability to reduce LDL-C levels, as an elevated LDL-C level has been a surrogate endpoint for CV events such as death, heart attack and stroke. The use of surrogate endpoints such as PFS and LDL-C reduction, in the absence of other measures of clinical benefit, may not be sufficient for broad usage or approval even when such results are statistically significant. Regulatory authorities could also add new requirements, such as the completion of enrollment in a confirmatory study or the completion of an outcomes study or a meaningful portion of an outcomes study, as conditions for obtaining approval or obtaining an indication. For example, despite demonstrating that Repatha reduced LDL-C levels in a broad patient population, only after our large phase 3 outcomes study evaluating the ability of Repatha to prevent CV events met certain of its primary composite endpoint and key secondary composite endpoint did the FDA grant a broader approval of Repatha to reduce the risk of certain CV events. There may also be situations in which demonstrating the efficacy and safety of a product candidate may not be sufficient to gain regulatory approval unless superiority to other existing treatment options can be shown. The imposition of additional requirements or our inability to meet them in a timely fashion, or at all, has delayed, and may in the future delay, our clinical development and regulatory filing efforts, delay or prevent us from obtaining regulatory approval for new product candidates or new indications for existing products, or prevent us from maintaining our current product labels.
Some of our products have been approved by U.S. and ex-U.S. regulatory authorities on an accelerated or conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, in March 2018, we announced that the FDA approved BLINCYTO under accelerated approval for the treatment of certain patients with B-cell precursor ALL. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. Regulatory authorities are placing greater focus on monitoring products originally approved on an accelerated or conditional basis and on whether the sponsors of such products have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the regulators’ requirements that were conditions of a product’s accelerated or conditional approval and/or if regulators reevaluate the data or risk-benefit profile of our product, the conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change the product’s labeled indications or even withdraw the product from the market.
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
For example, after an imbalance in positively adjudicated CV serious adverse events was observed in one of the phase 3 clinical trials for EVENITY but not in another, larger phase 3 study, in April 2019 the FDA approved EVENITY for the treatment of osteoporosis in postmenopausal women at high risk for fracture, along with a post-marketing requirement. The requirement includes a five-year observational feasibility study that could be followed by a comparative safety study or trial.
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of a number of products currently manufactured, marketed and sold by other pharmaceutical companies. In some markets, there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the BPCIA provided for such a pathway; while the FDA continues to develop regulatory and scientific policies for biosimilars, discussions continue as to the evidence needed to demonstrate biosimilarity or interchangeability for specific products. See We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future. Delays or uncertainties in the development or implementation of such pathways, or changes in existing regulatory pathways, including degradation of regulatory standards, could result in delays or difficulties in getting our biosimilar products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Further, we cannot predict whether any repeal or reform of the ACA or other legislation or policy initiatives would affect the biosimilar pathway or have a material adverse effect on our development of biosimilars or on our marketed biosimilars. In addition, if we are unable to bring our biosimilar products to market on a timely basis and secure “first-to-market” or other advantageous positions, our future biosimilar sales, business and results of operations could be materially and adversely affected.
Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks.
Many of our products and product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. For example, Neulasta is available as part of the Neulasta Onpro kit, and our AutoTouch reusable autoinjector is used with ENBREL Mini single-dose prefilled cartridges. In addition, some of our products or product candidates, including many of our oncology product candidates and products, including LUMAKRAS, may also require the use of a companion or other diagnostic device such as a device that determines whether the patient is eligible to use our drug or that helps ensure its safe and effective use. In some regions, including the United States, regulatory authorities may require contemporaneous approval of the companion diagnostic device and the therapeutic product; in others the regulatory authorities may require a separate study of the companion diagnostic device. Our product candidates or expanded indications of our products used with such devices may not be approved or may be substantially delayed in receiving regulatory approval if development or approval of such devices is delayed, such devices do not also gain or maintain regulatory approval or clearance, or if such devices do not remain commercially available. When approval of the product and device is sought under a single marketing drug application, the increased complexity of the review process may delay receipt of regulatory approval. In addition, some of these devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies to supply and/or market the devices and, in some cases, to conduct the studies required for approval or clearance by the applicable regulatory agencies. We are also dependent on those third-party companies continuing to meet applicable regulatory or other requirements. Failure to successfully develop, modify, or supply the devices, delays in or failures of the Amgen or third-party studies, or failure of us or the third-party companies to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs; delays in, or failure to obtain or maintain, regulatory approval; and/or associated delays in a product candidate reaching the market or in the addition of new indications for existing products. We are also required to collect and assess user complaints, adverse events and malfunctions regarding our devices, and actual or perceived safety problems or concerns with a device used with our product can lead to regulatory actions and adverse effects on our products. See Our current products and products in development cannot be sold without regulatory approval. Additionally, regulatory agencies conduct routine monitoring and inspections to identify and evaluate potential issues with our devices. For example, in 2017, the FDA reported on its adverse event reporting system that it was evaluating our Neulasta Onpro kit. Subsequently, we implemented device and labeling enhancements to address product complaints received on this device. We continuously monitor complaints and adverse events and implement additional enhancements as needed. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop, supply, or gain or maintain approval for these devices could adversely affect sales of the related approved products.

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
Acquisition activities are complex, time consuming and expensive and may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may divert our management’s attention from other business issues and opportunities and restrict the full realization of the anticipated benefits of such transactions within the expected timeframe or at all. We may pay substantial amounts of cash, incur debt or issue equity securities to pay for acquisition activities, which could adversely affect our liquidity or result in dilution to our stockholders, respectively. Further, failures or difficulties in integrating or retaining new personnel or in integrating the operations of the businesses, products or assets we acquire (including related technology, commercial operations, compliance programs, manufacturing, distribution and general business operations and procedures) may affect our ability to realize the benefits of the transaction and grow our business and may result in us incurring asset impairment or restructuring charges. These and other challenges may arise in connection with our acquisition of Otezla, Five Prime, Teneobio and/or our collaborations with BeiGene and KKC, or with other acquisition activities, which could have a material adverse effect on our business, results of operations and stock price.
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
In addition, we currently perform a substantial majority of our commercial manufacturing activities at our facility in the U.S. territory of Puerto Rico. In recent years, Puerto Rico has been affected by natural disasters, including droughts in mid-2020, earthquakes in early 2020 and Hurricane Maria in 2017. These natural disasters have affected, and may continue to affect, public and private properties and Puerto Rico’s electric grid and communications networks in the future. While the critical manufacturing areas of our commercial manufacturing facility were not significantly affected by these natural disasters, the restoration of electrical service on the island after Hurricane Maria was a slow process, and our facility operated with electrical power from backup diesel powered generators for some time. We also operated on backup generators for a few weeks after the early 2020 earthquakes in Puerto Rico. In 2021, the baseload power generation units of the Puerto Rico Electric Power Authority malfunctioned due to the lack of adequate maintenance for over a decade. The problems experienced by these units, which are among the oldest in North America, have led to selective outages across the island. Further instability of the electric grid and unreliability on the generation units could require us to increase the use of our generators or to continue using them exclusively. In addition, future storms, earthquakes or other natural disasters or events could cause a more significant effect on our manufacturing operations. Puerto Rico and the rest of the world are facing the effects of the COVID-19 pandemic and the associated health and economic implications. In March 2020, the Governor of Puerto Rico issued Executive Orders requiring the lockdown of businesses and government facilities, imposing restrictions on business operations and a curfew on residents. Our operations and employees were exempted from the lockdown and curfew, but we cannot predict whether the Governor will issue future Executive Orders imposing stricter lockdown and curfew measures should COVID-19 cases rise in Puerto Rico. Additionally, during the summer of 2021, a labor dispute arose between the maritime terminal operation company and its employees, represented by the International Longshoremen’s Association (ILA), which resulted in a strike that delayed cargo movement from the San Juan Port Zone for several days. Although our ability to manufacture and supply our products has not, to date, been significantly affected by these natural disasters, the unreliability of the electric service, the ILA strike or the COVID-19 pandemic, a combination of these challenges or other issues that could give rise to any substantial disruption to our ability to operate our Puerto Rico manufacturing facility or get supplies and manufactured products transported to and from that location could materially and adversely affect our ability to supply our products and affect our product sales. See Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Hurricane Maria, the earthquakes of early 2020 and the COVID-19 pandemic have placed greater stress on the island’s already challenged economy. Beginning in 2016, the government of Puerto Rico defaulted on its roughly $72 billion in debt. In response, the U.S. Congress passed the PROMESA, which established the FOMBPR to provide fiscal oversight. Title III of PROMESA provides Puerto Rico with a judicial process for restructuring its debt similar to, but not identical to, Chapter 9 of the U.S. Bankruptcy Code, including a stay of debtholder litigation. In 2017, the FOMBPR approved and certified the filing in the U.S. District Court for the District of Puerto Rico of a voluntary petition under Title III of PROMESA for the government of Puerto Rico and certain of its governmental entities, including the Puerto Rico Electric Power Authority, which recently privatized its transmission and distribution infrastructure. After years of negotiations with bondholders and other creditors, the FOMBPR reached an agreement with the same and presented a Plan of Adjustment to the Title III Court. The Plan of Adjustment requires the Puerto Rico government to enact legislation authorizing the issuance of new bonds in exchange for older bonds and a reduction of the U.S. territory’s debt. On October 26, 2021, Act 53-2021, known as the “Law to End the Bankruptcy of Puerto Rico,” was enacted. From November to December 2021, the Court held several hearings regarding the approval of the Plan of Adjustment, and the Modified Eighth Plan of Adjustment was confirmed by the Court on January 18, 2022, to be effective on March 15, 2022.
Each year since 2017, the FOMBPR has updated Puerto Rico’s fiscal plans implementing various measures intended to achieve fiscal responsibility and to restore Puerto Rico’s access to the capital markets, including significant expense reductions and suggested measures for economic growth. Each plan has stressed the need for fiscal and structural reforms to address Puerto Rico’s challenging economic and demographic trends. However, the government has not made significant progress during 2021 on the implementation of the fiscal and structural reforms required in the fiscal plan, in part due to the COVID-19 pandemic.
While the government and the FOMBPR have authorized emergency relief packages due to the COVID-19 pandemic, it is uncertain how, or the degree to which, the pandemic will impact Puerto Rico’s fiscal and structural reforms and its economy. In addition, the 2017 Tax Act no longer permits deferral of U.S. taxation on Puerto Rico earnings, although these earnings generally will be taxed in the United States at a reduced rate. Given Puerto Rico’s challenged economy, disaster recovery needs and impact from the COVID-19 pandemic, it may be difficult for Puerto Rico to sustain or grow its manufacturing base, which contributes significantly to Puerto Rico’s economy, due to competition from other locations subject to similar levels of taxation.
While PROMESA and the actions above continue to be important factors in moving Puerto Rico toward economic stability, Puerto Rico’s ongoing economic and demographic trend challenges and political situation, the effects of natural disasters, the unreliability of its electric system, the COVID-19 pandemic and the effects of the 2017 Tax Act or other potential tax law changes have negatively affected, and may in the future negatively affect, the territorial government’s provision of utilities or other services in Puerto Rico that we use in the operation of our business and could create the potential for increased taxes or fees to operate in Puerto Rico, result in a migration of workers from Puerto Rico to the mainland United States, or make it more expensive or difficult for us to operate in Puerto Rico. These factors could have a material adverse effect on our ability to supply our products, on our business and on our product sales.
We rely on third-party suppliers for certain of our raw materials, medical devices and components.
We rely on unaffiliated third-party suppliers for certain raw materials, medical devices and components necessary for the manufacturing of our commercial and clinical products. Certain of those raw materials, medical devices and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our drug applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. For example, we rely on a single source for the SureClick autoinjectors used in the drug delivery of Repatha, ENBREL, Aimovig, AMGEVITA and Aranesp. Also, certain of the raw materials required in the commercial and clinical manufacturing of our products are sourced from other countries and/or derived from biological sources, including mammalian tissues, bovine serum and human serum albumin.
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
For example, in prior years we have experienced shortages in certain components necessary for the formulation, fill and finish of certain of our products in our Puerto Rico facility. Further quality issues that result in unexpected additional demand for certain components have resulted in shortages, and in the future may lead to shortages, of required raw materials or components (such as we have experienced with EPOGEN glass vials). We may experience similar or other shortages in the future resulting in delayed shipments, supply constraints, clinical trial delays, contract disputes and/or stock-outs of our products. These or other similar events could negatively affect our ability to satisfy demand for our products or conduct clinical trials, which could have a material adverse effect on our product sales, business and results of operations.
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
If any of these or other problems affect production in one or more of our facilities or those of our third-party contract manufacturers, or if we do not accurately forecast demand for our products or the amount of our product candidates required in clinical trials, we may be unable to start or increase production in our unaffected facilities to meet demand. If the efficient manufacture and supply of our products or product candidates is interrupted, we may experience delayed shipments, delays in our clinical trials, supply constraints, stock-outs, adverse event trends, contract disputes and/or recalls of our products. From time to time, we have initiated recalls of certain lots of our products. For example, in July 2014 we initiated a voluntary recall of an Aranesp lot distributed in the EU after particles were detected in a quality control sample following distribution of that lot, and in April 2018 we initiated a precautionary recall of two batches of Vectibix distributed in Switzerland after potential crimping defects were discovered in the metal seals on some product vials. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could have a material adverse effect on our product sales, business and results of operations.
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
In addition, regulatory agencies conduct routine monitoring and inspections of our manufacturing facilities and processes as well as those of our third-party contract manufacturers and service providers. If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations, they may mandate corrective actions and/or issue warning letters, or even restrict, suspend or revoke our prior approvals, prohibiting us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. See also Our current products and products in development cannot be sold without regulatory approval. Such issues may also delay the approval of product candidates we have submitted for regulatory review, even if such product candidates are not directly related to the products, devices or processes at issue with regulators. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis, or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, delays in our clinical trials, supply constraints, contract disputes, stock-outs and/or recalls of our products. Additionally, we distribute a substantial volume of our commercial products through our primary distribution centers in Louisville, Kentucky for the United States and in Breda, Netherlands for Europe and much of the rest of the world. We also conduct most of the labeling and packaging of our products distributed in Europe and much of the rest of the world in Breda. Our ability to timely supply products is dependent on the uninterrupted and efficient operations of our distribution and logistics centers, our third-party logistics providers and our labeling and packaging facility in Breda. Further, we rely on commercial transportation, including air and sea freight, for the distribution of our products to our customers, which may be negatively affected by natural disasters, security threats and/or the ongoing COVID-19 pandemic.
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
Our business and operations may be negatively affected by the failure, or perceived failure, of achieving our environmental, social and governance objectives.
We continue to work towards operating our business in an environmentally responsible and socially inclusive manner. Stakeholders, including our investors and our employees, have increasingly focused on, and are expected to continue to focus on, our ESG practices. If our ESG practices fail to meet these stakeholders’ expectations and standards, there could be a material adverse effect on our reputation, business and, ultimately, our stock price.
Our ESG report is made available on our website and describes our ESG goals and the progress we have made on the ESG issues deemed most important to our external and internal stakeholders, based on surveys, interviews and certain frameworks for corporate responsibility. Achieving our ESG goals requires long-term investments and broad, coordinated activity, and we may be required to incur additional costs or allocate additional resources towards monitoring, reporting and implementing our ESG practices. Further, we may fail to accurately assess our stakeholders’ ESG priorities, as such priorities have evolved and will continue to evolve. While we have achieved most of our goals set in prior years, whether we can achieve our current and future ESG goals continues to be uncertain and remains subject to numerous risks, including evolving regulatory requirements and social expectations affecting ESG practices, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and collaboration partners that can meet our ESG goals, the effects of the organic growth of our business and potential acquisitions of other businesses on our ESG performance, and the availability and cost of technologies or resources, such as carbon credits, that support our goals. Any failure or perceived failure to meet our ESG program priorities could result in a material adverse effect on our reputation, business and stock price.
The effects of global climate change and related natural disasters could negatively affect our business and operations.
Many of our operations and facilities, including those essential to our manufacturing, R&D and distribution activities, are in locations that are subject to natural disasters, including droughts, fires, hurricanes, tropical storms, and/or floods. For example, in 2017 Hurricane Maria caused catastrophic damage to the U.S. territory of Puerto Rico, where we perform a substantial majority of our commercial manufacturing activities. Although our site was well-protected and suffered minimal damage, there can be no assurances that we would have similar results in the face of future natural disasters. The severity and frequency of weather-related natural disasters has been amplified, and is expected to continue to be amplified by, global climate change. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our product sales, business and results of operations. Our suppliers, vendors and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply and manufacturing chain. Further, many of our key facilities are located on islands, including Puerto Rico, Singapore and Ireland, which rely on essential port facilities that may be vulnerable to climate change-related or other natural disasters. Although we have detailed business continuity plans in place and periodic assessments of our natural disaster risk, any natural disaster may also result in prolonged interruption to our critical operational and business activities, and we may be required to incur significant costs to remedy the effects of such natural disasters and fully resume operations, which may result in a material adverse effect on our product sales, business and results of operations. See We perform a substantial majority of our commercial manufacturing activities at our facility in the U.S. territory of Puerto Rico and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California; significant disruptions or production failures at these facilities could significantly impair our ability to supply our products or continue our clinical trials and Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
GENERAL RISK FACTORS
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic has precipitated a global recession which may be of an extended duration. Additionally, financial pressures may cause government or other third-party payers to more aggressively seek cost containment measures. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford health care as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The current inflationary environment related to increased aggregate demand and supply chain constraints have also increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could materially increase these risks we face.

We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our consolidated balance sheets. The global spread of COVID-19 has also led to disruption and volatility in the global capital markets. We have certain assets, including equity investments, that are exposed to market fluctuations that could, in a sustained or recurrent series of market disruptions, result in impairments. The value of our investments may also be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments.
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

As of December 31, 2021, we owned or leased approximately 160 properties. The locations and primary functions of significant properties are summarized in the following tables:

U.S. Location:	Manufacturing	Administrative	R&D	Sales & marketing	Warehouse	Distribution center
Thousand Oaks, CA*	✓	✓	✓	✓	✓	✓
San Francisco, CA			✓
Louisville, KY					✓	✓
Cambridge, MA			✓
Juncos, Puerto Rico	✓	✓			✓	✓
West Greenwich, RI	✓	✓			✓
Tampa, FL		✓
Other U.S. cities		✓		✓
*    Corporate headquarters

ROW Location:	Manufacturing	Administrative	R&D	Sales & marketing	Warehouse	Distribution center
Brazil	✓	✓		✓	✓	✓
Canada		✓	✓	✓
China		✓		✓
Denmark		✓	✓	✓
Germany		✓	✓	✓
Iceland		✓	✓
Ireland	✓	✓		✓	✓
Japan		✓		✓
Netherlands	✓	✓		✓	✓	✓
Singapore	✓	✓		✓	✓
Switzerland		✓		✓
Turkey	✓	✓		✓	✓	✓
United Kingdom		✓	✓	✓
Other countries		✓	✓	✓	✓
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
Common stock
Our common stock trades on the NASDAQ Global Select Market under the symbol AMGN. As of February 11, 2022, there were approximately 5,069 holders of record of our common stock.
Performance graph
The following graph shows the value of an investment of $100 on December 31, 2016, in each of Amgen common stock, the Amex Biotech Index, the Amex Pharmaceutical Index and Standard & Poor’s 500 Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return of a $100 Investment on December 31, 2016

$240
$220
$200
$180
$160
$140
$120
$100
$80
2016
2017
2018
2019
2020
2021
Amgen (AMGN)
Amex Biotech (BTK)
Amex Pharmaceutical (DRG)
S&P 500 (SPX)

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Amgen (AMGN)	$100.00	$122.32	$140.76	$179.65	$176.05	$177.59
Amex Biotech (BTK)	$100.00	$137.81	$138.18	$166.41	$189.00	$182.34
Amex Pharmaceutical (DRG)	$100.00	$116.63	$125.31	$148.36	$161.31	$199.02
Standard & Poor’s 500 (SPX)	$100.00	$121.89	$116.56	$153.26	$181.44	$233.47

The material in the above performance graph is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.
Stock repurchase program
During the three months and year ended December 31, 2021, we had one outstanding stock repurchase program, under which the repurchasing activity was as follows:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
October 1 - October 31	1,874,976	$208.06	1,874,976	$6,960,277,756
November 1 - November 30	2,484,905	$208.35	2,484,905	$6,442,554,907
December 1 - December 31	2,559,300	$216.14	2,559,300	$10,889,377,513
	6,919,181	$211.15	6,919,181
January 1 - December 31	21,730,283	$229.50	21,730,283
(1)Average price paid per share includes related expenses.
(2)In October 2021 and December 2021, our Board of Directors increased the amount authorized under the stock repurchase program by an additional $4.5 billion and an additional $5.0 billion, respectively.
Dividends
For the years ended December 31, 2021 and 2020, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to approval by our Board of Directors. Additional information required by this item is incorporated herein by reference to Part IV—Note 16, Stockholders’ equity, to the Consolidated Financial Statements.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Information about securities authorized for issuance under existing equity compensation plans is incorporated by reference from Item 12—Securities Authorized for Issuance Under Existing Equity Compensation Plans.

Item 6.	RESERVED

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our principal products are ENBREL, Prolia, Otezla, XGEVA, Neulasta, Aranesp, Repatha, KYPROLIS and Nplate. We also market a number of other products, including MVASI, Vectibix, KANJINTI, EVENITY, EPOGEN, BLINCYTO, AMGEVITA, Aimovig, Parsabiv, NEUPOGEN, LUMAKRAS/LUMYKRAS, Sensipar/Mimpara and TEZSPIRE. For additional information about our products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products.
Our strategy includes integrated activities intended to maintain and strengthen our competitive position in the industry. We focus on six commercial areas: inflammation, oncology/hematology, bone health, CV disease, nephrology and neuroscience. And we conduct discovery research primarily in three therapeutic areas: inflammation, oncology/hematology and general medicine. In 2021, we advanced our innovative pipeline, launched new products, completed several strategic transactions to augment our pipeline and research capabilities, and continued providing uninterrupted supplies of our medicines globally through the second year of the COVID-19 pandemic. We accomplished these objectives while maintaining a strategic and disciplined approach to capital allocation and while advancing our ESG efforts.
In 2021, we continued to advance our pipeline, including achieving key regulatory approvals for LUMAKRAS and TEZSPIRE. Our external business development activities for 2021 included: (i) acquiring Five Prime, including a later-stage gastric cancer bemarituzumab program; (ii) entering into a license agreement with KKC to develop a later-stage molecule for atopic dermatitis and other diseases; and (iii) acquiring Teneobio for its proprietary technologies and oncology programs in development. We also continued to advance our biosimilar program with the launch of RIABNI in the United States and introduced our other biosimilars into new markets. Our biosimilars are expected to continue launching in new markets throughout 2022.
During 2021, while meeting the challenges of a global pandemic and facing increased competition from biosimilars and generics, total product sales were relatively flat as volume growth was offset by lower net selling prices. Product sales decreased 4% in the United States, driven by lower net selling prices, partially offset by volume growth, and increased 12% ROW, driven by volume growth, partially offset by lower net selling prices. Total operating expenses increased 13%, driven by IPR&D expense from the Five Prime acquisition and the upfront payment associated with the KKC licensing agreement.
Cash flows from operating activities totaled $9.3 billion, which supported investment in our business while returning capital to shareholders through the payment of cash dividends and stock repurchases. For 2021, we increased our quarterly cash dividend by 10% to $1.76 per share of common stock. In December 2021, we declared a cash dividend of $1.94 per share of common stock for the first quarter of 2022, an increase of 10% for this period, to be paid in March 2022. We also repurchased 21.7 million shares of our common stock during 2021 at an aggregate cost of $5.0 billion. In 2021, we issued $4.9 billion and repaid $4.2 billion of debt that was coming due in 2022.
Amgen’s approach to, and investment in, human capital resource management is directed at attracting, motivating, developing and retaining talent to tackle the challenges of running an enterprise focused on the discovery, development and commercialization of innovative medicines. Our compensation, benefits and development programs are designed to encourage performance, promote accountability and adherence to Company values, and align with the interests of the Company’s shareholders. Further, we believe that a diverse and inclusive culture fosters innovation, which supports our ability to serve patients. We are engaging in activities and setting goals to improve our focus on diversity, inclusion and belonging. For further information on these and other efforts, see Part I, Item 1. Business—Human Capital Resources.
We have a long-standing ambition to be environmentally responsible, and we regularly set targets to challenge ourselves to deliver further improvements. In 2020, we met or exceeded our environmental sustainability targets set out in 2013 that called for reducing fleet carbon output by up to 20%, facility carbon output by 10%, water consumption by 10% and waste disposal by 35%.2 We achieved our 2020 targets while growing revenues, increasing production capacity and expanding to approximately 100 countries over the same 2013–20 period. To continue on our path to greater environmental sustainability, in January 2021 we announced a new set of long-term environmental targets to achieve by 2027, including achieving carbon neutrality, reducing water consumption by 40% and reducing waste disposed by 75%.2, 3
2 Represents reductions against established baselines, taking into account only verified reduction projects, and does not take into account changes associated with contraction or expansion of the Company.
3 Carbon neutrality goal refers to Scope 1 and 2.

Our long-term success depends, to a great extent, on our ability to continue to discover, develop and commercialize innovative products and acquire or collaborate on therapies currently in development by other companies. We must develop new products to achieve revenue growth and to offset revenue losses from when products lose their exclusivity or when competing products are launched. Certain of our products face increasing pressure from competition, including biosimilars and generics. For additional information, including information on the expirations of patents for various products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, and Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. We devote considerable resources to R&D activities, but successful product development in the biotechnology industry is highly uncertain. We also face increasing regulatory scrutiny of safety and efficacy both before and after products launch.
Rising healthcare costs and uncertain economic conditions continue to pose challenges to our business, including increasing pressure by third-party payers, such as governments and private payers, to reduce healthcare expenditures. As a result of public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, including net price declines. Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales but have generally not been significant to date when comparing full-year product performance to the prior year. See Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, and Part I, Item 1A. Risk Factors for further discussion of certain factors that could impact our future product sales.
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
Since the beginning of the COVID-19 pandemic, we have seen changes in demand for some of our products driven by changes in the frequency of patient visits to doctors’ offices that has impacted the provision of treatments to existing patients and reduced diagnoses in new patients. During 2021, there was gradual recovery in both patient visits and diagnoses that approached pre-COVID-19 levels early in the fourth quarter. However late in 2021, the Omicron variant began to impact the healthcare sector and as a result we expect ongoing variability in demand patterns in the first half of 2022. The cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business. We will continue to closely monitor the effects of emerging COVID-19 variants on patient behavior and access to care.
Since early 2021, global vaccination efforts have been under way to control the pandemic. However, uncertainty remains as to the length of time required for vaccination of a meaningful portion of the population and as to the efficacy of such vaccinations with regard to the trajectory of the pandemic. Challenges to vaccination efforts, new variants and other causes of virus spread may require governments to issue additional restrictions and/or order shutdowns in various geographies. As a result, we expect to see continued volatility for at least the duration of the pandemic as governments respond to current local conditions.
With respect to our drug development activities, we are continuously monitoring COVID-19 infection rates, including changes from new variants, and working to mitigate effects on future study enrollment in our clinical trials and evaluating the impacts in all countries where our clinical trials occur. We remain focused on supporting our active clinical sites in their provision of care to patients and in our provision of investigational drug supply.
Despite the ongoing pandemic and business impacts noted above, we believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in capital-return and other business initiatives that we plan to pursue. For a discussion of the risks the COVID-19 pandemic presents to our results, see Risk Factors in Part I, Item 1A. Risk Factors of this Form 10-K.

Selected Financial Information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Year ended December 31, 2021	Change	Year ended December 31, 2020
Product sales:
U.S.	$17,286	(4)%	$17,985
ROW	7,011	12%	6,255
Total product sales	24,297	—%	24,240
Other revenues	1,682	42%	1,184
Total revenues	$25,979	2%	$25,424
Operating expenses	$18,340	13%	$16,285
Operating income	$7,639	(16)%	$9,139
Net income	$5,893	(19)%	$7,264
Diluted EPS	$10.28	(16)%	$12.31
Diluted shares	573	(3)%	590
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
Total product sales were relatively flat for 2021, as volume growth was offset by declines in net selling prices. For 2022, we expect that net selling prices will continue to decline at a portfolio level driven by increased competition. Further, the first quarter of a year historically represents the lowest product sales quarter for the year, in part due to plan changes, insurance reverifications and higher co-pay expenses as U.S. patients work through deductibles, particularly for products acquired through pharmacy benefit programs.
Throughout the pandemic, we experienced changes in demand for some of our products. The pandemic has interrupted many physician–patient interactions, which has led to delays in diagnoses and treatments, with varying degrees of impact across our portfolio. In general, declines in the sales of our products that were impacted by the dynamics of the pandemic were most significant in the early months of the pandemic with product demand beginning to show some recovery in late 2020. During 2021, we observed gradual recovery from the COVID-19 pandemic, with patient visits and diagnosis rates that approached pre-pandemic levels early in the fourth quarter. However, late in the year, the Omicron variant began to impact the healthcare sector and as a result, we have seen some shift back to virtual engagement by our field staff and variability in demand patterns. The cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which we expect to continue to impact our business. Given the unpredictable nature of the pandemic, we expect there could be ongoing intermittent disruptions in physician–patient interactions, and as a result, we continue to expect quarter-to-quarter variability. In addition, other changes in the healthcare ecosystem have the potential to introduce variability into product sales trends. For example, changes in U.S. employment have led to changes to the insured population. Growth in numbers of Medicaid enrollees and uninsured individuals may have a negative impact on product demand and sales. Overall, uncertainty remains around the timing and magnitude of our sales during the COVID-19 pandemic. See Risk Factors in Part I, Item 1A. of this Form 10-K.
Other revenues increased for 2021, primarily driven by the sale of COVID-19 antibody material resulting from our manufacturing collaboration.
Operating expenses increased for 2021, driven by IPR&D expense related to the bemarituzumab program acquired as part of the Five Prime acquisition and by the upfront payment associated with the KKC licensing agreement.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is partially offset by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material in 2021, 2020 or 2019.

Results of Operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
ENBREL	$4,465	(11)%	$4,996	(4)%	$5,226
Prolia	3,248	18%	2,763	3%	2,672
Otezla	2,249	2%	2,195	*	178
XGEVA	2,018	6%	1,899	(2)%	1,935
Neulasta	1,734	(24)%	2,293	(29)%	3,221
Aranesp	1,480	(6)%	1,568	(9)%	1,729
Repatha	1,117	26%	887	34%	661
KYPROLIS	1,108	4%	1,065	2%	1,044
Nplate	1,027	21%	850	7%	795
Other products	5,851	2%	5,724	21%	4,743
Total product sales	$24,297	—%	$24,240	9%	$22,204
Total U.S.	$17,286	(4)%	$17,985	9%	$16,531
Total ROW	7,011	12%	6,255	10%	5,673
Total product sales	$24,297	—%	$24,240	9%	$22,204
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
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
ENBREL — U.S.	$4,352	(10)%	$4,855	(4)%	$5,050
ENBREL — Canada	113	(20)%	141	(20)%	176
Total ENBREL	$4,465	(11)%	$4,996	(4)%	$5,226
The decrease in ENBREL sales for 2021 was driven by lower net selling price, unit demand and unfavorable changes in inventory. For 2022, we expect ENBREL to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters due to the impact of benefit plan changes, insurance reverification and increased co-pay expenses as U.S. patients work through deductibles. In addition, for 2022, we expect net selling price to decline.
The decrease in ENBREL sales for 2020 was driven by lower unit demand and net selling price, partially offset by favorable changes to estimated sales deductions and inventory.

Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Prolia — U.S.	$2,150	17%	$1,830	3%	$1,772
Prolia — ROW	1,098	18%	933	4%	900
Total Prolia	$3,248	18%	$2,763	3%	$2,672
The increase in global Prolia sales for 2021 was primarily driven by higher unit demand.
The increase in global Prolia sales for 2020 was driven by higher unit demand and net selling price.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Otezla — U.S.	$1,804	1%	$1,790	*	$139
Otezla — ROW	445	10%	405	*	39
Total Otezla	$2,249	2%	$2,195	*	$178
* Change in excess of 100%.
The increase in global Otezla sales for 2021 was driven by higher unit demand, partially offset by lower net selling price and unfavorable changes to inventory. For 2022, we expect Otezla to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters due to the impact of benefit plan changes, insurance reverification and increased co-pay expenses as U.S. patients work through deductibles.
Otezla was acquired on November 21, 2019, and generated $2.2 billion and $178 million in global sales for the years ended December 31, 2020 and 2019, respectively.
For a discussion of ongoing litigation related to Otezla, see Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
XGEVA — U.S.	$1,434	2%	$1,405	(4)%	$1,457
XGEVA — ROW	584	18%	494	3%	478
Total XGEVA	$2,018	6%	$1,899	(2)%	$1,935
The increase in global XGEVA sales for 2021 was primarily driven by higher unit demand, partially offset by lower net selling price.
The decrease in global XGEVA sales for 2020 was driven by lower unit demand as a result of the COVID-19 pandemic.

Neulasta
Total Neulasta sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Neulasta — U.S.	$1,514	(24)%	$2,001	(29)%	$2,814
Neulasta — ROW	220	(25)%	292	(28)%	407
Total Neulasta	$1,734	(24)%	$2,293	(29)%	$3,221
The decreases in global Neulasta sales for 2021 and 2020 was primarily driven by lower net selling price and unit demand. Increased competition as a result of biosimilar versions of Neulasta has had and will continue to have a significant adverse impact on brand sales, including accelerating net price erosion and lower unit demand. We also expect other biosimilar versions, including biosimilars that will use an on-body injector that would compete with our Onpro injector, to be approved in the future.
For a discussion of ongoing patent litigations related to biosimilars, see Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Aranesp — U.S.	$537	(15)%	$629	(17)%	$758
Aranesp — ROW	943	—%	939	(3)%	971
Total Aranesp	$1,480	(6)%	$1,568	(9)%	$1,729
The decrease in global Aranesp sales for 2021 was primarily driven by lower net selling price due to competition.
The decrease in global Aranesp sales for 2020 was driven by declines in net selling price and unit demand.
Aranesp continues to face competition from a long-acting ESA and from a biosimilar version of EPOGEN, which will continue to impact sales in the future.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Repatha — U.S.	$557	21%	$459	22%	$376
Repatha — ROW	560	31%	428	50%	285
Total Repatha	$1,117	26%	$887	34%	$661
The increases in global Repatha sales for 2021 and 2020 was driven by higher unit demand, partially offset by lower net selling price. Contracting changes to improve Medicare Part D patient access resulted in the decrease to net selling price.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 19, Contingencies and commitments, to the Consolidated Financial Statements.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
KYPROLIS — U.S.	$736	4%	$710	9%	$654
KYPROLIS — ROW	372	5%	355	(9)%	390
Total KYPROLIS	$1,108	4%	$1,065	2%	$1,044
The increase in global KYPROLIS sales for 2021 was primarily driven by higher unit demand.
The increase in global KYPROLIS sales for 2020 was primarily driven by an increase in net selling price and favorable changes in inventory, partially offset by lower unit demand.
The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch–Waxman Act and any applicable settlement agreements between us and certain companies that seek to develop generic carfilzomib products.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Nplate — U.S.	$566	17%	$485	1%	$480
Nplate — ROW	461	26%	365	16%	315
Total Nplate	$1,027	21%	$850	7%	$795
The increases in global Nplate sales for 2021 and 2020 was primarily driven by higher unit demand.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
MVASI — U.S.	$826	26%	$656	*	$121
MVASI — ROW	340	*	142	*	6
Vectibix — U.S.	347	1%	342	8%	316
Vectibix — ROW	526	12%	469	10%	428
KANJINTI — U.S.	479	1%	475	*	118
KANJINTI — ROW	93	1%	92	(15)%	108
EVENITY — U.S.	331	73%	191	*	42
EVENITY — ROW	199	25%	159	8%	147
EPOGEN — U.S.	521	(13)%	598	(31)%	867
BLINCYTO — U.S.	278	20%	231	31%	176
BLINCYTO — ROW	194	31%	148	9%	136
AMGEVITA — ROW	439	33%	331	54%	215
Aimovig — U.S.	313	(17)%	378	24%	306
Aimovig — ROW	4	N/A	—	N/A	—
Parsabiv — U.S.	150	(75)%	605	10%	550
Parsabiv— ROW	130	17%	111	39%	80
NEUPOGEN — U.S.	101	(30)%	144	(19)%	178
NEUPOGEN — ROW	67	(17)%	81	(6)%	86
LUMAKRAS — U.S.	82	N/A	—	N/A	—
LUMYKRAS — ROW	8	N/A	—	N/A	—
Sensipar — U.S.	6	(93)%	92	(63)%	252
Sensipar/Mimpara — ROW	78	(60)%	196	(34)%	299
Other — U.S.	202	85%	109	4%	105
Other — ROW	137	(21)%	174	(16)%	207
Total other product sales	$5,851	2%	$5,724	21%	$4,743
Total U.S. — other products	$3,636	(5)%	$3,821	26%	$3,031
Total ROW — other products	2,215	16%	1,903	11%	1,712
Total other product sales	$5,851	2%	$5,724	21%	$4,743
* Change in excess of 100%.
N/A = not applicable

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Year ended December 31, 2021	Change	Year ended December 31, 2020	Change	Year ended December 31, 2019
Cost of sales	$6,454	5%	$6,159	41%	$4,356
% of product sales	26.6%		25.4%		19.6%
% of total revenues	24.8%		24.2%		18.6%
Research and development	$4,819	15%	$4,207	2%	$4,116
% of product sales	19.8%		17.4%		18.5%
% of total revenues	18.5%		16.5%		17.6%
Acquired in-process research and development	$1,505	N/A	$—	N/A	$—
% of product sales	6.2%		—%		—%
% of total revenues	5.8%		—%		—%
Selling, general and administrative	$5,368	(6)%	$5,730	11%	$5,150
% of product sales	22.1%		23.6%		23.2%
% of total revenues	20.7%		22.5%		22.0%
Other	$194	3%	$189	*	$66
Total operating expenses	$18,340	13%	$16,285	19%	$13,688
* Change in excess of 100%
N/A = not applicable
Cost of sales
Cost of sales increased to 24.8% of total revenues for 2021, driven by unfavorable product mix and higher profit share and royalties, partially offset by lower amortization expense from acquisition-related assets and lower manufacturing costs.
Cost of sales increased to 24.2% of total revenues for 2020, primarily driven by the amortization of expenses related to our acquisition of Otezla and by higher royalty expenses and profit share, partially offset by lower manufacturing costs.
Research and development
The Company groups all of its R&D activities and related expenditures into three categories: (i) research and early pipeline, (ii) later-stage clinical programs and (iii) marketed products. These categories are described below:

Category	Description
Research and early pipeline	R&D expenses incurred in activities substantially in support of early research through the completion of phase 1 clinical trials, including drug discovery, toxicology, pharmacokinetics and drug metabolism, and process development
Later-stage clinical programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
Marketed products	R&D expenses incurred in support of the Company’s marketed products that are authorized to be sold primarily in the United States or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the United States or the EU has been obtained

R&D expense by category was as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Research and early pipeline	$1,670	$1,405	$1,649
Later-stage clinical programs	1,726	1,365	1,062
Marketed products	1,423	1,437	1,405
Total R&D expense	$4,819	$4,207	$4,116
The increase in R&D expense for 2021 was driven by a licensing-related expense from our collaboration with KKC included in later-stage clinical programs and higher spend in research and early pipeline, including other business development activities.
The increase in R&D expense for 2020 was driven by higher spend for later-stage clinical programs, including LUMAKRAS, biosimilar programs and Otezla, and higher spend for Otezla included in marketed-product support. These increases were partially offset by recoveries from our collaboration with BeiGene that reduced expenses in later-stage clinical programs and in research and early pipeline, and lower spend in certain oncology programs included in research and early pipeline.
Acquired in-process research and development
Acquired IPR&D expense for 2021 was related to the bemarituzumab program acquired as part of the Five Prime acquisition.
Selling, general and administrative
The decrease in SG&A expense for 2021 was primarily driven by lower spend for marketed products and lower general and administrative expenses.
The increase in SG&A expense for 2020 was driven by investments in certain marketed products, primarily Otezla, and preparation for product launches, partially offset by a reduction in conference-related expenses due to the impact of COVID-19.
Other
Other operating expenses for 2021 primarily consisted of expenses related to cost-savings initiatives and a legal judgment.
Other operating expenses for 2020 primarily consisted of legal settlement expenses.
Other operating expenses for 2019 primarily consisted of expenses related to cost-savings initiatives.
Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Years ended December 31,
	2021	2020	2019
Interest expense, net	$(1,197)	$(1,262)	$(1,289)
Other income, net	$259	$256	$753
Provision for income taxes	$808	$869	$1,296
Effective tax rate	12.1%	10.7%	14.2%
Interest expense, net
The decrease in Interest expense, net, for 2021 was primarily due to net higher costs associated with the early retirement of debt in 2020 and lower LIBOR rates in 2021 on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps, partially offset by higher overall debt outstanding.
The decrease in Interest expense, net, for 2020 was primarily due to lower LIBOR rates on debt for which we effectively pay a variable rate of interest, partially offset by net costs associated with the early retirement of debt.

Other income, net
The increase in Other income, net, for 2021 was primarily due to lower losses incurred in connection with our BeiGene investment compared with 2020, partially offset by lower income on our interest-bearing investments in 2021 and other nonrecurring gains recognized in 2020.
The decrease in Other income, net, for 2020 was primarily due to reduced interest income as a result of lower average cash balances and a decline in interest yields and losses incurred in connection with our BeiGene investment, partially offset by gains recognized on our investments in publicly traded equity securities and limited partnerships. See Part IV—Note 9, Investments, to the Consolidated Financial Statements.
Income taxes
The increase in our effective tax rate for 2021 compared with 2020 was primarily driven by the non-deductible IPR&D expense arising from the acquisition of Five Prime, partially offset by earnings mix and adjustments to prior-year tax liabilities.
The decrease in our effective tax rate for 2020 compared with 2019 was primarily driven by favorable items, including audit settlements, adjustments to prior-year tax liabilities, lower interest expense on uncertain tax positions and amortization related to the Otezla acquisition, partially offset by changes in valuation allowance.
The Administration proposed and Congress is considering significant changes to existing tax law. These changes, if enacted, could substantially increase taxes we pay to the U.S. government. Further, the OECD recently reached agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, this agreement could result in tax increases in both the United States and foreign jurisdictions. The U.S. Treasury recently released final foreign tax credit regulations that eliminate U.S. creditability of the Puerto Rico Excise Tax beginning in 2023, which will increase our U.S. tax liability. The U.S. territory of Puerto Rico is considering changes to its tax system that may minimize or eliminate this impact, but the outcome of such potential changes is uncertain. Changes to existing tax law in the United States, the U.S. territory of Puerto Rico, or other jurisdictions, including the potential changes discussed above, could result in tax increases where we do business and could have a material adverse effect on the results of our operations.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for 2010, 2011 and 2012 that we received in May and July 2021 which seek to increase our U.S. taxable income. The Notices seek to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings. We firmly believe that the IRS’s positions set forth in the Notices are without merit, and we are contesting the Notices through the judicial process.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office. We were unable to reach resolution at the administrative appeals level, and we anticipate that we will receive a statutory notice of deficiency for these years as well. We expect to contest any such notice related to 2013–15 through the judicial process. We are also currently under examination by the IRS for the years 2016, 2017 and 2018 and by a number of state and foreign tax jurisdictions.
Final resolution of these complex matters is not likely within the next 12 months. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, application of the tax law to our facts and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes and the uncertain resolution of these matters, the ultimate outcome of any tax matters may result in payments substantially greater than amounts accrued and could have a material adverse impact on our consolidated financial statements.
See Part I, Item 1A. Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability; Part II, Item 7. MD&A—Critical Accounting Policies and Estimates—Income taxes; and Part IV—Note 6, Income taxes, to the Consolidated Financial Statements for further discussion.

Financial Condition, Liquidity and Capital Resources
Selected financial data was as follows (in millions):

	December 31,
	2021	2020
Cash, cash equivalents and marketable securities	$8,037	$10,647
Total assets	$61,165	$62,948
Current portion of long-term debt	$87	$91
Long-term debt	$33,222	$32,895
Stockholders’ equity	$6,700	$9,409
Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $8.0 billion at December 31, 2021. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Capital allocation
Consistent with the objective to optimize our capital structure, we deploy our accumulated cash balances in a strategic manner and consider a number of alternatives, including strategic transactions (including those that expand our portfolio of products in areas of therapeutic interest), repayment of debt, payment of dividends and stock repurchases.
We intend to continue investing in our business while returning capital to stockholders through the payment of cash dividends and stock repurchases, thereby reflecting our confidence in the future cash flows of our business and our desire to optimize our cost of capital. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, availability of financing on acceptable terms, debt service requirements, our credit rating, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends and/or stock repurchases are in the best interests of stockholders and are in compliance with applicable laws and the Company’s agreements. In addition, the timing and amount of stock repurchases may also be affected by our overall level of cash, stock price and blackout periods, during which we are restricted from repurchasing stock. The manner of stock repurchases may include block purchases, tender offers, accelerated share repurchases and market transactions.
The Board of Directors declared quarterly cash dividends of $1.76, $1.60 and $1.45 per share of common stock paid in 2021, 2020 and 2019, respectively, an increase of 10% over the prior year in both 2021 and 2020. In December 2021, the Board of Directors declared a cash dividend of $1.94 per share of common stock for the first quarter of 2022, an increase of 10% for this period, to be paid in March 2022.
We also returned capital to stockholders through our stock repurchase program. During 2021, we repurchased and had cash settlements of $5.0 billion of common stock. In 2020, we repurchased and had cash settlements of $3.5 billion of common stock. In 2019, we repurchased $7.6 billion of common stock and had cash settlements of $7.7 billion. In March 2021, October 2021 and December 2021, the Board of Directors increased the amount authorized under our stock repurchase program by $3.4 billion, $4.5 billion and $5.0 billion, respectively. As of December 31, 2021, $10.9 billion remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of December 31, 2021 and 2020. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities, and access to other domestic and foreign debt markets and equity markets. See Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.

Financing arrangements
To help meet our liquidity requirements, we have entered into various financing arrangements. The noncurrent portions of our long-term borrowings as of December 31, 2021 and 2020, were $33.2 billion and $32.9 billion, respectively. The carrying values of our long-term borrowings are net of fair value adjustments for interest rate swaps and unamortized discounts, premiums and offering costs. As of December 31, 2021, S&P, Moody’s and Fitch assigned credit ratings to our outstanding senior notes of A– with a stable outlook, Baa1 with a stable outlook and BBB+ with a stable outlook, respectively, which are considered investment grade. Unfavorable changes to these ratings may have an adverse impact on future financings.
During 2021 and 2020, we issued debt with aggregate principal amounts of $5.0 billion and $9.0 billion, respectively. During 2019, we did not issue any debt or debt securities. During 2021, 2020 and 2019, we repaid/redeemed debt of $4.2 billion, $6.5 billion and $4.5 billion, respectively. In addition, during 2020, we exchanged $0.7 billion of certain of our outstanding note issuances with $0.9 billion of newly issued notes with a lower interest rate and later maturity date.
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating, LIBOR-based coupon over the lives of the respective notes. These interest rate swap contracts qualify and are designated as fair value hedges. As of December 31, 2021 and 2020, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion and $5.9 billion, respectively.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts, which effectively convert the interest payments and principal repayment of the respective notes from euros, pounds sterling and Swiss francs to U.S. dollars. These cross-currency swap contracts qualify and are designated as cash flow hedges. As of both December 31, 2021 and 2020, we had cross-currency swap contracts with aggregate notional amounts of $3.4 billion and $4.8 billion, respectively.
As of December 31, 2021, we had a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working-capital needs. During 2021, 2020 and 2019, we did not issue any commercial paper. No commercial paper was outstanding as of December 31, 2021 and 2020.
In 2019, we amended and restated our $2.5 billion syndicated, unsecured, revolving credit agreement, which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $750 million with the agreement of the banks. Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) LIBOR plus 1% or (ii) the highest of (A) the syndication agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month LIBOR plus 1%. The agreement contains provisions related to the determination of successor rates to address the possible phaseout or unavailability of designated reference rates. As of December 31, 2021 and 2020, no amounts were outstanding under this facility.
It is anticipated that the U.S. dollar LIBOR rate will be phased out and replaced by 2023. The Alternative Reference Rates Committee, a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York to help ensure a successful transition from U.S. dollar LIBOR to a more robust reference rate, recommends SOFR as the U.S. dollar LIBOR alternative. As such, we expect SOFR to become widely adopted by market participants. We do not expect this change to have a material impact on our financial statements. See Part I, Item 1A. Risk Factors—Our sales and operations are subject to the risks of doing business internationally, including in emerging markets.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of December 31, 2021.
These financing arrangements are more fully discussed in Part IV—Note 15, Financing arrangements, and Note 18, Derivative instruments, to the Consolidated Financial Statements.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$9,261	$10,497	$9,150
Net cash provided by (used in) investing activities	$733	$(5,401)	$5,709
Net cash used in financing activities	$(8,271)	$(4,867)	$(15,767)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities decreased during 2021 primarily due to the monetization of interest rate swaps that occurred in 2020 and the timing of payments for sales incentives and discounts. Cash provided by operating activities increased during 2020 primarily due to higher Net income after adding back the noncash amortization related to the acquisition of Otezla, the monetization of interest rate swap contracts and working-capital adjustments.
Investing
Cash provided by investing activities during 2021 was primarily due to net cash inflows related to marketable securities of $4.3 billion, partially offset by cash used in the acquisitions of Teneobio and Five Prime of $2.5 billion. Cash used in investing activities during 2020 was primarily due to our $3.2 billion of purchases of equity method investments, primarily BeiGene, and net cash outflows related to marketable securities of $1.5 billion. Cash provided by investing activities during 2019 was primarily due to net cash inflows related to marketable securities of $20.0 billion which occurred primarily to fund our acquisition of Otezla and investment in BeiGene. Capital expenditures were $880 million, $608 million and $618 million in 2021, 2020 and 2019, respectively. We currently estimate 2022 spending on capital projects to be approximately $950 million. A majority of the increase in expenditures relates to expansion of manufacturing capacity to enable supply of products and product candidates.
Financing
Cash used in financing activities during 2021 was primarily due to payments to repurchase our common stock of $5.0 billion and the payment of dividends of $4.0 billion, partially offset by proceeds from the issuance of debt, net of repayments of $0.8 billion. Cash used in financing activities during 2020 was primarily due to the payment of dividends of $3.8 billion and payments to repurchase our common stock of $3.5 billion, partially offset by proceeds from issuance of debt, net of repayments of $2.5 billion. Cash used in financing activities during 2019 was primarily due to payments to repurchase our common stock of $7.7 billion, repayment of debt of $4.5 billion and payments of dividends of $3.5 billion.
See Part IV—Note 9, Investments; Note 15, Financing arrangements; and Note 16, Stockholders’ equity, to the Consolidated Financial Statements.
Capital requirements
We have material cash requirements to pay third parties under various contractual obligations discussed below.
We are obligated to pay interest and repay principal under our various financing arrangements, including amounts under interest rate swap and cross-currency swap contracts related to certain of our long-term debt obligations. For information on scheduled debt maturities and payments under derivative contracts associated with our long-term debt obligations, see Part IV—Note 15, Financing arrangements, and Note 18, Derivative instruments, to the Consolidated Financial Statements.
We are obligated to make payments for operating leases, including rental commitments on abandoned leases and leases that have not yet commenced. For information on these obligations, see Part IV—Note 13, Leases, to the Consolidated Financial Statements.
Under the 2017 Tax Act, we elected to pay in eight annual installments the repatriation tax related primarily to prior indefinitely invested earnings of our foreign operations. For information on the remaining scheduled repatriation tax installments, see Part IV—Note 19, Contingencies and commitments—Commitments—U.S. Repatriation tax, to the Consolidated Financial Statements.

We have purchase obligations of $3.2 billion primarily related to (i) R&D commitments (including those related to clinical trials) for new and existing products, (ii) capital expenditures and (iii) open purchase orders for the acquisition of goods and services in the ordinary course of business. Most of these obligations are expected to be paid within one year, and payment of certain of these amounts may be reduced based on certain future events.
In addition to the purchase obligations noted above, we are contractually obligated to pay additional amounts that in the aggregate are significant, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties, including contingent consideration incurred in the acquisitions of Teneobio and K-A. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operational budgeting processes. Except with respect to the fair value of the contingent consideration of approximately $0.3 billion, these obligations are not recorded on our Consolidated Balance Sheets. As of December 31, 2021, the maximum amount that may be payable in the future for agreements we have entered into with third parties is $7.4 billion, including $1.6 billion of contingent consideration payments in connection with our Teneobio acquisition.
We have recorded liabilities for UTBs that, because of their nature, have a high degree of uncertainty regarding the timing of future cash payment and other events that extinguish these liabilities. See Part IV—Note 6, Income taxes, to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our significant accounting policies are included in Part IV—Note 1, Summary of significant accounting policies. The following are considered critical to our consolidated financial statements because they require the most difficult, subjective or complex judgments, often because of the need to make estimates about matters that are inherently uncertain.
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
We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in Accrued liabilities in the Consolidated Balance Sheets for sales deductions were as follows (in millions):

	Rebates	Chargebacks	Other deductions	Total
Balance as of December 31, 2018	$2,589	$454	$127	$3,170
Amounts charged against product sales	6,825	7,090	1,292	15,207
Payments	(6,249)	(6,985)	(1,263)	(14,497)
Balance as of December 31, 2019	3,165	559	156	3,880
Amounts charged against product sales	9,167	8,223	1,818	19,208
Payments	(8,353)	(8,191)	(1,735)	(18,279)
Balance as of December 31, 2020	3,979	591	239	4,809
Amounts charged against product sales	10,195	9,619	2,065	21,879
Payments	(10,027)	(9,413)	(2,074)	(21,514)
Balance as of December 31, 2021	$4,147	$797	$230	$5,174
For the years ended December 31, 2021, 2020 and 2019, total sales deductions were 47%, 44% and 41% of gross product sales, respectively. The increase in the total sales deductions balance as of December 31, 2021, compared with December 31, 2020, was primarily driven by the impact of higher U.S. chargeback and commercial rebate discount rates and an increase in gross sales, partially offset by timing of payments. Included in the amounts are immaterial net adjustments related to prior-year sales due to changes in estimates.

In the United States, we use wholesalers as the principal means of distributing our products to healthcare providers such as physicians or their clinics, dialysis centers, hospitals and pharmacies. Products we sell in Europe are distributed principally to hospitals and/or wholesalers depending on the distribution practice in each country where the products are sold. We monitor the inventory levels of our products at our wholesalers by using data from our wholesalers and other third parties, and we believe wholesaler inventories have been maintained at appropriate levels (generally two to three weeks) given end-user demand. Accordingly, historical fluctuations in wholesaler inventory levels have not significantly affected our method of estimating sales deductions and returns.
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
Wholesaler chargebacks relate to our contractual agreements to sell products to healthcare providers in the United States at fixed prices that are lower than the prices we charge wholesalers. When healthcare providers purchase our products through wholesalers at these reduced prices, wholesalers charge us for the difference between their purchase prices and the contractual prices between Amgen and the healthcare providers. The provision for chargebacks is based on expected sales by our wholesaler customers to healthcare providers. Accruals for wholesaler chargebacks are less difficult to estimate than rebates are, and they closely approximate actual results because chargeback amounts are fixed at the date of purchase by the healthcare providers and because we generally settle the liability for these deductions within a few weeks.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is measured based on the largest benefit that is more likely than not to be realized. The amount of UTBs is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by tax authorities, new information obtained during a tax examination or resolution of an examination. We believe our estimates for uncertain tax positions are appropriate and sufficient for any assessments that may result from examinations of our tax returns. We recognize both accrued interest and penalties, when appropriate, related to UTBs in income tax expense.
Certain items are included in our tax return at different times than they are reflected in the financial statements, and they cause temporary differences between the tax bases of assets and liabilities and their reported amounts. Such temporary differences create deferred tax assets and liabilities. Deferred tax assets are generally items that can be used as tax deductions or credits in tax returns in future years but for which we have already recorded the tax benefit in the consolidated financial statements. We establish valuation allowances against our deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities are either (i) tax expenses recognized in the consolidated financial statements for which payment has been deferred, (ii) expenses for which we have already taken a deduction on the tax return but have not yet recognized in the consolidated financial statements or (iii) liabilities for the difference between the book basis and the tax basis of the intangible assets acquired in many business combinations, because future expenses associated with these assets most often will not be tax deductible.

We are a vertically integrated enterprise with operations in the United States and various foreign jurisdictions. In the jurisdictions where we conduct operations, we are subject to income tax based on the tax laws and principles of such jurisdictions and on the functions, risks and activities performed therein. Our pretax income is therefore attributed to domestic or foreign sources based on the operations performed and risks assumed in each location and the tax laws and principles of the respective taxing jurisdictions. For example, we conduct significant operations in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes, pertaining to manufacturing, distribution and other related functions to meet our worldwide product demand. Income from our operations in Puerto Rico is subject to tax incentive grants through 2035.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for 2010, 2011 and 2012 that we received in May and July 2021, which seek to increase our U.S. taxable income. The Notices seek to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings. We firmly believe that the IRS’s positions set forth in the Notices are without merit, and we are contesting the Notices through the judicial process.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico and that are similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office. We were unable to reach resolution at the administrative appeals level, and we anticipate that we will receive a statutory notice of deficiency for these years as well. We expect to contest any such notice related to 2013–15 through the judicial process. We are also currently under examination by the IRS for the years 2016, 2017 and 2018 and by a number of state and foreign tax jurisdictions.
Final resolution of these complex matters is not likely within the next 12 months. We believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, application of the tax law to our facts and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes and uncertain resolution of these matters, the ultimate outcome of any tax matters may result in payments substantially greater than amounts accrued and could have a material adverse impact on our consolidated financial statements. See Part I, Item 1A. Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability; Part II, Item 7. MD&A—Income Taxes; and Part IV—Note 6, Income taxes, to the Consolidated Financial Statements for further discussion.
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
Significant estimates and assumptions are also required to determine the business combination date fair values of any contingent consideration obligations incurred in connection with business combinations. In addition, we must revalue these obligations each subsequent reporting period until the related contingencies are resolved and record changes in their fair values in earnings. The acquisition date fair values of contingent consideration obligations incurred or assumed in the acquisitions were determined using a combination of valuation techniques. Significant estimates and assumptions required for these valuations included but were not limited to the timing and probability of achieving regulatory milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the required payments. These estimates and assumptions are required to be updated in order to revalue these contingent consideration obligations each reporting period. Accordingly, subsequent changes in underlying facts and circumstances could result in changes in these estimates and assumptions, which could have a material impact on the estimated future fair values of these obligations.
We believe the fair values used to record intangible assets acquired and contingent consideration obligations incurred in connection with business combinations and asset acquisitions are based on reasonable estimates and assumptions given the facts and circumstances as of the related valuation dates.
Impairment of long-lived assets
We review the carrying value of our property, plant and equipment and our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such circumstances exist, an estimate of undiscounted future cash flows to be generated by the long-lived asset is compared with the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value.
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
Recently Issued Accounting Standards
See Part IV—Note 1, Summary of significant accounting policies, to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements not yet adopted as of December 31, 2021.

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
In the discussion that follows, we assumed a hypothetical change in interest rates of 100 basis points from those as of December 31, 2021 and 2020. Except as noted below, we also assumed a hypothetical 20% change in foreign currency exchange rates against the U.S. dollar based on its position relative to other currencies as of December 31, 2021 and 2020.
Interest-rate-sensitive financial instruments
Our portfolio of available-for-sale investments as of December 31, 2021 and 2020, was composed almost entirely of U.S. Treasury securities and money market mutual funds. The fair values of our available-for-sale investments were $7.3 billion and $9.8 billion as of December 31, 2021 and 2020, respectively. Duration is a sensitivity measure that can be used to approximate the change in the value of a security that will result from a 100 basis point change in interest rates. Applying a duration model, a hypothetical 100 basis point increase in interest rates as of December 31, 2021 and 2020, would not have resulted in a material reduction in the fair values of these securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2021 and 2020, would not result in a material effect on income in the respective ensuing year.
As of December 31, 2021, we had outstanding debt with a carrying value of $33.3 billion and a fair value of $37.9 billion. As of December 31, 2020, we had outstanding debt with a carrying value of $33.0 billion and a fair value of $39.4 billion. Our outstanding debt was composed of debt with fixed interest rates. Changes in interest rates do not affect interest expense on fixed-rate debt. Changes in interest rates would, however, affect the fair values of fixed-rate debt. A hypothetical 100 basis point decrease in interest rates relative to interest rates as of December 31, 2021 and 2020, would have resulted in an increase of $4.5 billion in the aggregate fair value of our outstanding debt on both of these dates. Analysis of the debt does not consider the impact that hypothetical changes in interest rates would have on related interest rate swap contracts and cross-currency swap contracts, discussed below.
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified and were designated for accounting purposes as fair value hedges for certain of our fixed-rate debt. These interest rate swap contracts effectively converted a fixed-rate interest coupon to a floating-rate LIBOR-based coupon over the life of the respective notes. Interest rate swap contracts with aggregate notional amounts of $6.7 billion and $5.9 billion were outstanding as of December 31, 2021 and 2020, respectively. A hypothetical 100 basis point increase in interest rates relative to interest rates as of December 31, 2021 and 2020, would have resulted in reductions in fair values of approximately $330 million and $230 million, respectively, on our interest rate swap contracts on these dates. Analysis of the interest rate swap contracts does not consider the impact that hypothetical changes in interest rates would have on the related fair values of debt that these interest-rate-sensitive instruments were designed to offset.

As of December 31, 2021 and 2020, we had outstanding cross-currency swap contracts with aggregate notional amounts of $3.4 billion and $4.8 billion, respectively, that hedge our foreign-currency-denominated debt and related interest payments. These contracts effectively convert interest payments and principal repayment of this debt to U.S. dollars from euros, pounds sterling and Swiss francs and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates as of December 31, 2021 and 2020, would have resulted in reductions in the fair values of our cross-currency swap contracts of approximately $170 million and $250 million, respectively.
Foreign-currency-sensitive financial instruments
Our international operations are affected by fluctuations in the value of the U.S. dollar compared with foreign currencies, predominantly the euro. Increases and decreases in our international product sales from movements in foreign currency exchange rates are partially offset by corresponding increases or decreases in our international operating expenses. Increases and decreases in our foreign-currency-denominated assets from movements in foreign currency exchange rates are partially offset by corresponding increases or decreases in our foreign-currency-denominated liabilities. To further reduce our net exposure to foreign currency exchange rate fluctuations on our results of operations, we enter into foreign currency forward and cross-currency swap contracts.
As of December 31, 2021, we had outstanding euro-, pound-sterling- and Swiss-franc-denominated debt with a principal carrying value and a fair value of $3.2 billion and $3.6 billion, respectively. As of December 31, 2020, we had outstanding euro-, pound-sterling- and Swiss-franc-denominated debt with a principal carrying value and a fair value of $4.8 billion and $5.4 billion, respectively. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2021, would have resulted in an increase in fair value of this debt of approximately $710 million on this date and a reduction in income in the ensuing year of approximately $640 million. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2020, would have resulted in an increase in fair value of this debt of $1.1 billion on this date and a reduction in income in the ensuing year of $1.0 billion. The impact on income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on related cross-currency swap contracts, which are in place for the related foreign-currency-denominated debt.
We have cross-currency swap contracts that are designated as cash flow hedges of our debt denominated in euros, pounds sterling and Swiss francs, with aggregate notional amounts of $3.4 billion and $4.8 billion as of December 31, 2021 and 2020, respectively. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would have resulted in reductions in the fair values of these contracts of approximately $700 million and $1.1 billion on these dates, respectively. The impact of this hypothetical adverse movement in foreign currency exchange rates on ensuing years’ income from these contracts would be fully offset by corresponding hypothetical changes in the carrying amounts of the related hedged debt.
We enter into foreign currency forward contracts that are designated for accounting purposes as cash flow hedges of certain anticipated foreign currency transactions. As of December 31, 2021, the fair values of these contracts were a $183 million asset and a $39 million liability. As of December 31, 2020, the fair values of these contracts were a $28 million asset and a $237 million liability. As of December 31, 2021, we had primarily euro-based open foreign currency forward contracts with notional amounts of $5.7 billion. As of December 31, 2020, we had primarily euro-based open foreign currency forward contracts with notional amounts of $5.1 billion. With regard to foreign currency forward contracts that were open as of December 31, 2021, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2021, would have resulted in a reduction in fair value of these contracts of approximately $1.1 billion on this date and in the ensuing year, a reduction in income of approximately $390 million. With regard to contracts that were open as of December 31, 2020, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2020, would have resulted in a reduction in fair value of these contracts of $1.1 billion on this date and in the ensuing year, a reduction in income of $420 million. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign-currency-sensitive instruments were designed to offset.
As of December 31, 2021 and 2020, we had open, short-duration, foreign currency forward contracts that mature in one month or less, that had notional amounts of $0.7 billion and $1.0 billion, respectively, and that hedged fluctuations of certain assets and liabilities denominated in foreign currencies but were not designated as hedges for accounting purposes. These contracts had no material net unrealized gains or losses as of December 31, 2021 and 2020. With regard to these foreign currency forward contracts that were open as of December 31, 2021 and 2020, a hypothetical 5% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would not have a material effect on the fair values of these contracts or related income in the respective ensuing years. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on assets and liabilities that these foreign-currency-sensitive instruments were designed to offset.

Market-price-sensitive financial instruments
As of December 31, 2021 and 2020, we were exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments include publicly and privately held small-capitalization stocks, limited partnerships that invest in early-stage biotechnology companies and our investment in BeiGene. A 20% decrease in the aggregate value of our equity investment portfolio as of December 31, 2021 and 2020, would result in losses in fair value of approximately $1.4 billion and $1.2 billion, respectively.
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
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management determined that as of December 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the COSO in Internal Control—Integrated Framework (2013 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amgen Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Amgen Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amgen Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
February 16, 2022

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the section entitled ITEM 1—ELECTION OF DIRECTORS in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 (the Proxy Statement). Information about the procedures by which stockholders may recommend nominees for the Board of Directors is incorporated by reference from APPENDIX A—AMGEN INC. BOARD OF DIRECTORS GUIDELINES FOR DIRECTOR QUALIFICATIONS AND EVALUATIONS and OTHER MATTERS—Stockholder Proposals for the 2023 Annual Meeting in our Proxy Statement. Information about our Audit Committee, members of the committee and our Audit Committee financial experts is incorporated by reference from the section entitled CORPORATE GOVERNANCE—Audit Committee in our Proxy Statement. Information about our executive officers is contained in the discussion entitled Part I—Item 1. Business—Information about our Executive Officers.

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

Securities Authorized for Issuance Under Existing Equity Compensation Plans
The following table sets forth certain information as of December 31, 2021, concerning the shares of our common stock that may be issued under any form of award granted under our equity compensation plans in effect as of December 31, 2021 (including upon the exercise of options, upon the vesting of awards of RSUs or when performance units are earned and related dividend equivalents have been granted).

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 2009 Equity Incentive Plan(1)	10,217,143	$197.27	18,987,053
Amended and Restated 1991 Equity Incentive Plan(2)	3,550	—	—
Amended and Restated Employee Stock Purchase Plan	—	—	4,280,585
Total approved plans	10,220,693	197.27	23,267,638
Equity compensation plan not approved by Amgen security holders:
Amgen Profit Sharing Plan for Employees in Ireland(3)	—	—	242,172
Total unapproved plans	—	—	242,172
Total all plans	10,220,693	$197.27	23,509,810
(1)The Amended and Restated 2009 Equity Incentive Plan employs a fungible share-counting formula for determining the number of shares available for issuance under the plan. In accordance with this formula, each option or stock appreciation right counts as one share, while each RSU, performance unit or dividend equivalent counts as 1.9 shares. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the fungible share-counting formula. The number under column (c) represents the number of shares available for issuance under this plan based on each such available share counting as one share. Commencing with the grants made in April 2012, RSUs and performance units accrue dividend equivalents that are payable in shares only to the extent and when the underlying RSUs vest or underlying performance units have been earned and the related shares are issued to the grantee. The performance units granted under this plan are earned based on the accomplishment of specified performance goals at the end of their respective three-year performance periods; the number of performance units granted represent target performance, and the maximum number of units that could be earned based on our performance is 200% of the performance units granted in 2019, 2020 and 2021.
As of December 31, 2021, the number of outstanding awards under column (a) includes (i) 5,138,659 shares issuable upon the exercise of outstanding options with a weighted-average exercise price of $197.27; (ii) 3,362,823 shares issuable upon the vesting of outstanding RSUs (including 292,972 related dividend equivalents); and (iii) 1,715,660 shares subject to outstanding 2019, 2020 and 2021 performance units (including 88,269 related dividend equivalents). The weighted-average exercise price shown in column (b) is for the outstanding options only. The number of available shares under column (c) represents the number of shares that remain available for future issuance under this plan as of December 31, 2021, employing the fungible share formula and presumes the issuance of target shares under the performance units granted in 2019, 2020 and 2021 and related dividend equivalents. The numbers under columns (a) and (c) do not give effect to the additional shares that could be issuable in the event above target performance on the performance goals under these outstanding performance units is achieved. Maximum performance under these goals could result in 200% of target shares being awarded for performance units granted in 2019, 2020 and 2021.
(2)This plan has terminated as to future grants. The number under column (a) with respect to this plan includes 3,550 shares issuable upon the settlement of deferred RSUs (including 774 related dividend equivalents).
(3)The Profit Sharing Plan was approved by the Board of Directors on July 28, 2011. The Profit Sharing Plan permits eligible employees of the Company’s subsidiaries located in Ireland who participate in the Profit Sharing Plan to apply a portion of their qualifying bonus and salary to the purchase of the Company’s common stock on the open market at the market price by a third-party trustee as described in the Profit Sharing Plan.

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
(a)1.Index to Financial Statements
The following Consolidated Financial Statements are included herein:

(a)2.Index to Financial Statement Schedules
The following Schedule is filed as part of this Annual Report on Form 10-K:

Page number
Schedule II. Valuation and Qualifying Accounts	F-55
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

2.4
Letter Agreement, dated November 21, 2019, by and between Amgen Inc. and the parties named therein re: Treatment of Certain Product Inventory in connection with Amgen’s acquisition of Otezla (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

2.5	Irrevocable Guarantee, dated August 25, 2019, by and between Amgen Inc. and Bristol-Myers Squibb Company. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

2.6
Agreement and Plan of Merger, dated July 27, 2021, by and among Amgen Inc., Teneobio, Inc., Tuxedo Merger Sub, Inc., and Fortis Advisors LLC. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential)(Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2021 on November 3, 2021 and incorporated herein by reference.)

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

4.17
Officers’ Certificate of Amgen Inc., dated May 15, 2012, including form of the Company’s 5.375% Senior Notes due 2043. (Filed as an exhibit to Form 8-K on May 15, 2012 and incorporated herein by reference.)

4.18
Officers’ Certificate of Amgen Inc., dated September 13, 2012, including form of the Company’s 4.000% Senior Notes due 2029. (Filed as an exhibit to Form 8-K on September 13, 2012 and incorporated herein by reference.)

Exhibit No.	Description
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

4.21
Officer’s Certificate of Amgen Inc., dated May 1, 2015, including forms of the Company’s 3.125% Senior Notes due 2025 and 4.400% Senior Notes due 2045. (Filed as an exhibit on Form 8-K on May 1, 2015 and incorporated herein by reference.)

4.22
Officer’s Certificate of Amgen Inc., dated as of February 25, 2016, including form of the Company’s 2.000% Senior Notes due 2026. (Filed as an exhibit on Form 8-K on February 26, 2016 and incorporated herein by reference.)

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

4.31
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

4.32*	Description of Amgen Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+	Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 8, 2013 and incorporated herein by reference.)

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

10.4+*	Form of Grant of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 2, 2021.)

Exhibit No.	Description
10.5+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 2, 2021.)

10.6+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 12, 2017.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2017 on February 13, 2018 and incorporated herein by reference.)

10.7+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Reinstated on December 2, 2021.)

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

10.14+
Second Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 23, 2019. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.15+*	Third Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 20, 2021.

10.16+
Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.17+
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

10.19+
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

Exhibit No.	Description
10.23+*	Third Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective January 1, 2022.

10.24+	Agreement between Amgen Inc. and Peter Griffith, dated October 18, 2019. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

10.25+*	Aircraft Time Sharing Agreement, dated December 3, 2021, by and between Amgen Inc. and Robert A. Bradway.
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

10.36
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

10.41
Amendment No. 3 to the Exclusive License and Collaboration Agreement, dated January 31, 2022, by and between Amgen Inc. and Novartis Pharma AG (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential). (Filed as an exhibit to the Company’s Current Report on Form 8-K on January 31, 2022 and incorporated herein by reference.)

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

10.50
Amendment No. 7 to the Collaboration Agreement, dated December 17, 2020, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2020 on February 9, 2021 and incorporated herein by reference.)

10.51*
Amendment No. 8 to the Collaboration Agreement, dated November 19, 2021, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

Exhibit No.	Description
10.52
License and Collaboration Agreement, dated June 1, 2021, by and between Amgen Inc. and Kyowa Kirin Co., Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2021 on August 4, 2021 and incorporated herein by reference.)

21*	Subsidiaries of the Company.

23	Consent of the Independent Registered Public Accounting Firm. The consent is set forth on page 89 of this Annual Report on the 10-K.

24	Power of Attorney. The Power of Attorney is set forth on page 90 of this Annual Report on Form 10-K.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

AMGEN INC.
(Registrant)

Date:	February 16, 2022	By:	/S/ PETER H. GRIFFITH
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

We consent to the incorporation by reference in the following Registration Statements:

•Registration Statement (Form S-3 No. 333-236351) of Amgen Inc.,

•Registration Statement (Form S-8 No. 333-159377) pertaining to the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan,

•Registration Statement (Form S-8 No. 33-39183) pertaining to the Amgen Inc. Amended and Restated Employee Stock Purchase Plan,

•Registration Statements (Form S-8 No. 33-39104, as amended by Form S-8 Nos. 333-144581 and 333-216719) pertaining to the Amgen Retirement and Savings Plan,

•Registration Statements (Form S-8 Nos. 33-47605, 333-144580 and 333-216715) pertaining to The Retirement and Savings Plan for Amgen Manufacturing, Limited (formerly known as the Retirement and Savings Plan for Amgen Manufacturing, Inc.),

•Registration Statements (Form S-8 Nos. 333-81284, 333-177868, 333-216723 and 333-260723) pertaining to the Amgen Nonqualified Deferred Compensation Plan, and

•Registration Statement (Form S-8 Nos. 333-176240 and 333-260724) pertaining to the Amgen Profit Sharing Plan for Employees in Ireland;

of our reports dated February 16, 2022, with respect to the consolidated financial statements of Amgen Inc. and the effectiveness of internal control over financial reporting of Amgen Inc. included in this Annual Report (Form 10-K) of Amgen Inc. for the year ended December 31, 2021.

/s/ Ernst & Young LLP
Los Angeles, California
February 16, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT A. BRADWAY	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	2/16/2022
Robert A. Bradway

/S/ PETER H. GRIFFITH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/16/2022
Peter H. Griffith

/S/ LINDA H. LOUIE	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	2/16/2022
Linda H. Louie

/S/ WANDA M. AUSTIN	Director	2/16/2022
Wanda M. Austin

/S/ BRIAN J. DRUKER	Director	2/16/2022
Brian J. Druker

/S/ ROBERT A. ECKERT	Director	2/16/2022
Robert A. Eckert

/S/ GREG C. GARLAND	Director	2/16/2022
Greg C. Garland

/S/ CHARLES M. HOLLEY, JR.	Director	2/16/2022
Charles M. Holley, Jr.

/S/ S. OMAR ISHRAK	Director	2/16/2022
S. Omar Ishrak

/S/ TYLER JACKS	Director	2/16/2022
Tyler Jacks

/S/ ELLEN J. KULLMAN	Director	2/16/2022
Ellen J. Kullman

/S/ AMY E. MILES	Director	2/16/2022
Amy E. Miles

/S/ RONALD D. SUGAR	Director	2/16/2022
Ronald D. Sugar

/S/ R. SANDERS WILLIAMS	Director	2/16/2022
R. Sanders Williams

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amgen Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amgen Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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

Sales deductions
Description of the Matter
As of December 31, 2021, the Company recorded accrued sales deductions of $5.2 billion. As described in Note 1 to the financial statements under the caption “Product sales and sales deductions,” revenues from product sales are recognized net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively sales deductions), which are established at the time of sale.
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

Unrecognized tax benefits
Description of the Matter
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company operates in various jurisdictions in which differing interpretations of complex tax laws and regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s unrecognized tax benefits related to allocation of profits among various jurisdictions (“transfer pricing”), particularly in the U.S. federal tax jurisdiction where the Company has significant assets and operations. In this regard, the Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2021, the Company accrued $3.5 billion of gross unrecognized tax benefits including those related to transfer pricing. Auditing the assessment of the technical merits and measurement of the Company’s unrecognized tax benefits is challenging and can be complex, highly judgmental, and based on interpretations of tax laws and regulations and application of those interpretations to the Company’s facts and circumstances.

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
We involved tax and transfer pricing specialists to assist in assessing the technical merits and measurement of certain of the Company’s unrecognized tax benefits. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities, our procedures included obtaining and reviewing the Company’s correspondence with such tax authorities and evaluating certain third-party advice to support the Company’s evaluations and recorded positions. We used our knowledge of and experience with how the income tax laws and regulations related to transfer pricing are applied by the relevant tax authorities to evaluate the Company’s accounting for its unrecognized tax benefits. We evaluated developments in the applicable regulatory environments to assess potential effects on the Company’s recorded positions. We analyzed the assumptions and data used by the Company when it determined the amount of tax benefits to recognize, including applicable interest and penalties, and we tested the accuracy of those underlying calculations. We have also evaluated the Company’s income tax disclosures included in Note 6 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1980.
Los Angeles, California
February 16, 2022

AMGEN INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2021, 2020 and 2019
(In millions, except per-share data)

	2021	2020	2019
Revenues:
Product sales	$24,297	$24,240	$22,204
Other revenues	1,682	1,184	1,158
Total revenues	25,979	25,424	23,362

Operating expenses:
Cost of sales	6,454	6,159	4,356
Research and development	4,819	4,207	4,116
Acquired in-process research and development	1,505	—	—
Selling, general and administrative	5,368	5,730	5,150
Other	194	189	66
Total operating expenses	18,340	16,285	13,688

Operating income	7,639	9,139	9,674

Other income (expense):
Interest expense, net	(1,197)	(1,262)	(1,289)
Other income, net	259	256	753

Income before income taxes	6,701	8,133	9,138

Provision for income taxes	808	869	1,296

Net income	$5,893	$7,264	$7,842

Earnings per share:
Basic	$10.34	$12.40	$12.96
Diluted	$10.28	$12.31	$12.88

Shares used in the calculation of earnings per share:
Basic	570	586	605
Diluted	573	590	609
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Net income	$5,893	$7,264	$7,842
Other comprehensive income (loss), net of reclassification adjustments and taxes:
(Losses) gains on foreign currency translation	(135)	9	(48)
Gains (losses) on cash flow hedges	324	(438)	(66)
(Losses) gains on available-for-sale securities	(1)	(21)	360
Other	1	(7)	(5)
Other comprehensive income (loss), net of taxes	189	(457)	241
Comprehensive income	$6,082	$6,807	$8,083
See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In millions, except per-share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,989	$6,266
Marketable securities	48	4,381
Trade receivables, net	4,895	4,525
Inventories	4,086	3,893
Other current assets	2,367	2,079
Total current assets	19,385	21,144

Property, plant and equipment, net	5,184	4,889
Intangible assets, net	15,182	16,587
Goodwill	14,890	14,689
Other noncurrent assets	6,524	5,639
Total assets	$61,165	$62,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366	$1,421
Accrued liabilities	10,731	10,141
Current portion of long-term debt	87	91
Total current liabilities	12,184	11,653

Long-term debt	33,222	32,895
Long-term tax liabilities	6,594	6,968
Other noncurrent liabilities	2,465	2,023

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value per share; 2,750.0 shares authorized; outstanding—558.3 shares in 2021 and 578.3 shares in 2020	32,096	31,802
Accumulated deficit	(24,600)	(21,408)
Accumulated other comprehensive loss	(796)	(985)
Total stockholders’ equity	6,700	9,409
Total liabilities and stockholders’ equity	$61,165	$62,948
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2021, 2020 and 2019
(In millions, except per-share data)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total
Balance as of December 31, 2018	629.6	$31,246	$(17,977)	$(769)	$12,500
Net income	—	—	7,842	—	7,842
Other comprehensive income, net of taxes	—	—	—	241	241
Dividends declared on common stock ($5.95 per share)	—	—	(3,555)	—	(3,555)
Issuance of common stock in connection with the Company’s equity award programs	2.0	97	—	—	97
Stock-based compensation expense	—	323	—	—	323
Tax impact related to employee stock-based compensation expense	—	(135)	—	—	(135)
Repurchases of common stock	(40.2)	—	(7,640)	—	(7,640)
Balance as of December 31, 2019	591.4	31,531	(21,330)	(528)	9,673
Cumulative effect of changes in accounting principles, net of taxes	—	—	(2)	—	(2)
Net income	—	—	7,264	—	7,264
Other comprehensive loss, net of taxes	—	—	—	(457)	(457)
Dividends declared on common stock ($6.56 per share)	—	—	(3,843)	—	(3,843)
Issuance of common stock in connection with the Company’s equity award programs	2.1	91	—	—	91
Stock-based compensation expense	—	349	—	—	349
Tax impact related to employee stock-based compensation expense	—	(169)	—	—	(169)
Repurchases of common stock	(15.2)	—	(3,497)	—	(3,497)
Balance as of December 31, 2020	578.3	31,802	(21,408)	(985)	9,409
Net income	—	—	5,893	—	5,893
Other comprehensive income, net of taxes	—	—	—	189	189
Dividends declared on common stock ($7.22 per share)	—	—	(4,098)	—	(4,098)
Issuance of common stock in connection with the Company’s equity award programs	1.7	82	—	—	82
Stock-based compensation expense	—	361	—	—	361
Tax impact related to employee stock-based compensation expense	—	(149)	—	—	(149)
Repurchases of common stock	(21.7)	—	(4,987)	—	(4,987)
Balance as of December 31, 2021	558.3	$32,096	$(24,600)	$(796)	$6,700
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities:
Net income	$5,893	$7,264	$7,842
Depreciation, amortization and other	3,398	3,601	2,206
Stock-based compensation expense	341	330	308
Deferred income taxes	(453)	(287)	(289)
Acquired in-process research and development	1,505	—	—
Other items, net	(229)	(195)	(186)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(429)	(427)	(504)
Inventories	(165)	(215)	(66)
Other assets	(237)	129	10
Accounts payable	(69)	45	164
Accrued income taxes, net	(854)	(249)	(585)
Long-term tax liabilities	204	(482)	(146)
Other liabilities	356	983	396
Net cash provided by operating activities	9,261	10,497	9,150
Cash flows from investing activities:
Purchases of marketable securities	(8,900)	(8,477)	(9,394)
Proceeds from sales of marketable securities	4,403	2,597	8,842
Proceeds from maturities of marketable securities	8,831	4,381	20,548
Purchases of property, plant and equipment	(880)	(608)	(618)
Cash paid for acquisitions, net of cash acquired	(2,529)	—	(13,617)
Purchases of equity method investments	(157)	(3,219)	(24)
Other	(35)	(75)	(28)
Net cash provided by (used in) investing activities	733	(5,401)	5,709
Cash flows from financing activities:
Net proceeds from issuance of debt	4,945	8,914	—
Repayment of debt	(4,150)	(6,450)	(4,514)
Repurchases of common stock	(4,975)	(3,486)	(7,702)
Dividends paid	(4,013)	(3,755)	(3,509)
Other	(78)	(90)	(42)
Net cash used in financing activities	(8,271)	(4,867)	(15,767)
Increase (decrease) in cash and cash equivalents	1,723	229	(908)
Cash and cash equivalents at beginning of year	6,266	6,037	6,945
Cash and cash equivalents at end of year	$7,989	$6,266	$6,037
See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Principles of consolidation
The consolidated financial statements include the accounts of Amgen as well as its majority-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity, we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
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
Returns are estimated through comparison of historical return data with their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product, when appropriate. Historically, sales return provisions have amounted to less than 1% of gross product sales. Changes in estimates for prior-period sales return provisions have historically been immaterial.
Our payment terms vary by types and locations of customers and by products or services offered. Payment terms differ by jurisdiction and customer, but payment is generally required in a term ranging from 30 to 120 days from date of shipment or satisfaction of the performance obligation. For certain products or services and certain customer types, we may require payment before products are delivered or services are rendered to customers.
Indirect taxes collected from customers and remitted to government authorities that are related to sales of the Company’s products, primarily in Europe, are excluded from revenues.
As a practical expedient, sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in SG&A expense in the Consolidated Statements of Income.

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
Arrangements with multiple-performance obligations
From time to time, we enter into arrangements for the R&D, manufacture and/or commercialization of products and product candidates. Such arrangements may require us to deliver various rights, services and/or goods, including intellectual property rights/licenses, R&D services, manufacturing services and/or commercialization services. The underlying terms of these arrangements generally provide for consideration to Amgen in the form of nonrefundable, upfront license fees; development and commercial-performance milestone payments; royalty payments; and/or profit sharing.
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
Selling, general and administrative costs
SG&A costs are primarily composed of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers; and other general and administrative costs. Advertising costs are expensed as incurred and were $843 million, $962 million and $789 million during the years ended December 31, 2021, 2020 and 2019, respectively. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaborative arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or we become entitled to the cost recovery. See Note 8, Collaborations.
Leases
At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating or financing. Operating leases are included in Other noncurrent assets, Accrued liabilities and Other noncurrent liabilities in our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date, and lease liability amounts are based on the present value of lease payments made during the lease term. Our lease terms may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. Because most of our leases do not provide information to determine an implicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments. ROU assets also include any lease payments made prior to the commencement date less lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term.
We have lease agreements with both lease and nonlease components, which are generally accounted for together as a single lease component. In addition, for certain vehicle and equipment leases, we apply a portfolio approach to determine the lease term and discount rate.
Stock-based compensation
We have stock-based compensation plans under which various types of equity-based awards are granted, including RSUs, performance units and stock options. The fair values of RSUs and stock option awards, which are subject only to service conditions with graded vesting, are recognized as compensation expense, generally on a straight-line basis over the service period, net of estimated forfeitures. The fair values of performance unit awards are recognized as compensation expense, generally on a straight-line basis from the grant date to the end of the performance period. See Note 4, Stock-based compensation.
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
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities based on the technical merits of the position. The tax benefit recognized in the consolidated financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of UTBs is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by tax authorities, new information obtained during a tax examination or resolution of an examination. We recognize both accrued interest and penalties, when appropriate, related to UTBs in income tax expense. See Note 6, Income taxes.
Acquisitions
We first determine whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to our acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 2, Acquisitions, and Note 17, Fair value measurement.
Cash equivalents
We consider cash equivalents to be only those investments that are highly liquid, that are readily convertible to cash and that mature within three months from the date of purchase.

Interest-bearing securities
We consider our interest-bearing securities investment portfolio as available-for-sale, and accordingly, these investments are recorded at fair value, with unrealized gains and losses recorded in AOCI. Investments with maturities beyond one year may be classified as short-term marketable securities in the Consolidated Balance Sheets due to their highly liquid nature and because they represent the Company’s investments that are available for current operations. See Note 9, Investments, and Note 17, Fair value measurement.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. We review our property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is recorded over the assets’ useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 11, Property, plant and equipment.
Goodwill and other intangible assets
Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 12, Goodwill and other intangible assets.
The fair values of IPR&D projects acquired in a business combination that are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related R&D efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. Major risks and uncertainties are often associated with IPR&D projects because we are required to obtain regulatory approvals before marketing the resulting products. Such approvals require completing clinical trials that demonstrate a product candidate is safe and effective. Consequently, the eventual realized value of the acquired IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
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
Foreign currency translation
The net assets of international subsidiaries whose functional currencies are not in U.S. dollars are translated into U.S. dollars using current exchange rates. The U.S. dollar effects that arise from translation of the net assets of these subsidiaries at changing rates are recognized in AOCI. The subsidiaries’ earnings are translated into U.S. dollars by using average exchange rates.
Equity investments
Marketable and nonmarketable equity securities
Investments in publicly traded equity securities with readily determinable fair values are recorded at quoted market prices for identical securities, with changes in fair value recorded in Other Income, net, in the Consolidated Statements of Income. Investments in equity securities without readily determinable fair values are recorded at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities. Such adjustments are recorded in Other Income, net, in the Consolidated Statements of Income.
Equity method investments

Equity investments that give us the ability to exert significant influence, but not control, over an investee for which we have not elected the fair value option are accounted for under the equity method of accounting. In concluding whether we have the ability to exercise significant influence over an investee, we consider factors such as our ownership percentage, voting and other shareholder rights, board of directors representation and the existence of other collaborative or business relationships. The equity method of accounting requires us to allocate the difference between the fair value of securities acquired and our proportionate share of the carrying value of the underlying assets (the basis difference) to various items and amortize such differences over their useful lives. Our share of investees’ earnings or losses and amortization of basis differences, if any, are recorded one quarter in arrears in Other income, net, in the Consolidated Statements of Income. We record impairment losses on our equity method investments if we deem the impairment to be other-than-temporary. We deem an impairment to be other-than-temporary based on various factors, including but not limited to, the length of time the fair value is below the carrying value, volatility of the security price and our intent and ability to retain the investment to allow for a recovery in fair value.
For equity method investments for which we have elected the fair value option, changes in fair value are recorded in Other income, net, in the Consolidated Statements of Income.
Additionally, we hold investments in limited partnerships, which primarily invest in early-stage biotechnology companies. As a practical expedient, such limited partnership investments are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships, with such changes included in Other income, net, in the Consolidated Statements of Income.
Recent accounting pronouncements
In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity is permitted to change the reference rate without having to dedesignate the hedging relationship. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022. In January 2021, the FASB issued a new accounting standard to expand the scope of the original March 2020 standard to include derivative instruments on discounting transactions. We do not expect the two standards to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued a new accounting standard around the recognition and measurement of contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The new standard clarifies that contract assets and contract liabilities acquired in a business combination from an acquiree should initially be recognized by applying revenue recognition principles and not at fair value. The standard is effective for interim and annual periods beginning on January 1, 2023, and early adoption is permitted. The impact of this standard will depend on the facts and circumstances of future transactions.
2. Acquisitions
Teneobio, Inc.
On October 19, 2021, we acquired all of the outstanding stock of Teneobio, a privately held, clinical-stage biotechnology company developing a new class of biologics called human heavy-chain antibodies, which are single-chain antibodies composed of the human heavy-chain domain. The transaction, which was accounted for as a business combination, includes Teneobio’s proprietary bispecific and multispecific antibody technologies, which complement Amgen’s existing antibody capabilities and BiTE® platform and will enable significant acceleration and efficiency in the discovery and development of new molecules to treat diseases across Amgen’s core therapeutic areas. Upon its acquisition, Teneobio became a wholly owned subsidiary of Amgen, and its operations have been included in our consolidated financial statements commencing on the acquisition date.
The following table summarizes the total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed (in millions):

Amounts
Cash purchase price	$994
Contingent consideration	309
Total consideration	$1,303

Cash and cash equivalents	$100
IPR&D	1,054
Finite-lived intangible asset – R&D technology rights	94
Finite-lived intangible assets – licensing rights	41
Goodwill	251
Other assets, net	16
Deferred tax liability	(253)
Total assets acquired, net	$1,303
The consideration for this transaction were (i) an upfront cash payment of $994 million, which included a working-capital adjustment and (ii) future contingent milestone payments to Teneobio’s former equity holders of up to $1.6 billion in cash, based on the achievement of various development and regulatory milestones with regard to the leading asset (AMG 340, formerly TNB-585) and to various development milestones for other drug candidates. The estimated fair value of the contingent consideration obligations aggregated $309 million as of the acquisition date and were determined using a probability-weighted expected return methodology. The assumptions in this method include the probability of achieving the milestones and the expected payment dates, with such amounts discounted to present value based on our pre-tax cost of debt. See Note 17, Fair value measurement, for information regarding the estimated fair value of these obligations as of December 31, 2021.
The estimated fair values of acquired IPR&D assets totaled $1.1 billion, of which $784 million relates to AMG 340, that is in a phase 1 clinical trial for the treatment of mCRPC, and the balance relates to four separate preclinical oncology programs. The R&D technology rights of $94 million relate to Teneobio’s proprietary bispecific and multispecific antibody technologies and will be amortized over ten years using the straight-line method. Teneobio has also licensed its technology and certain identified targets to various third parties, representing contractual agreements valued at $41 million. The estimated fair values for these intangible assets were determined using a multi-period excess earnings income approach that discounts expected future cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The projected cash flows were based on certain assumptions attributable to the respective intangible asset, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies.

A deferred tax liability of $253 million was recognized on the temporary differences related to the book bases and tax bases of the acquired identifiable assets and assumed liabilities, primarily driven by the intangible assets acquired.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $251 million was recorded as goodwill, which is not deductible for tax purposes. The goodwill value represents expected synergies from both AMG 340 and the technologies acquired.
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired, liabilities assumed and tax-related items as we obtain additional information during the measurement period of up to one year from the acquisition date.
Five Prime Therapeutics, Inc.
On April 16, 2021, Amgen acquired the outstanding stock of Five Prime for total consideration of $1.6 billion, net of cash acquired. The purchase price was funded with cash on hand. This transaction was accounted for as an asset acquisition because substantially all the value of the assets acquired was concentrated in the intellectual property rights of bemarituzumab, a phase 3 trial-ready, first-in-class program for gastric cancer. The operations of Five Prime have been included in our consolidated financial statements commencing after the acquisition date.
We allocated the consideration to acquire Five Prime to the bemarituzumab IPR&D program of $1.5 billion, which was expensed immediately in Acquired IPR&D expense in the Consolidated Statements of Income; deferred tax assets of $177 million; and other net liabilities of $47 million. The acquired IPR&D expense was not tax deductible.
Otezla
On November 21, 2019, we acquired worldwide rights to Otezla, the only oral, non-biologic treatment for psoriasis and psoriatic arthritis, along with certain related assets and liabilities, from Celgene. Otezla is primarily used for the treatment of patients with moderate-to-severe plaque psoriasis for whom phototherapy or systemic therapy is appropriate and is approved in more than 50 markets outside the United States, including the European Union and Japan. The acquisition was accounted for as an asset acquisition under GAAP because substantially all of the value of the assets acquired was concentrated in the global intellectual property rights of Otezla. The operations of Otezla have been included in our consolidated financial statements commencing on the acquisition date.
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
The developed-product-technology rights acquired relate to Otezla. The estimated fair value was determined by using a multi-period excess earnings income approach, which is based on the present value of the incremental after-tax cash flows attributable only to the intangible asset. The developed-product-technology rights is being amortized over a weighted-average period of 8.5 years by using the straight-line method.

The estimated fair value of marketing-related rights, which relate to assembled workforce, was determined using a replacement cost approach, which consists of developing an estimate of the current cost of a similar new asset having the nearest equivalent utility to the asset being valued. The assembled workforce is being amortized over a period of 5 years by using the straight-line method.
The estimated fair value of the acquired inventory was determined using the comparative sales method, which uses actual or expected selling prices of inventory as the base amount to which adjustments for selling effort and a profit on the buyer’s effort are applied. Inventory fair value adjustments is being amortized as inventory turns over, which we estimate to approximate 2.5 years.
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
Nuevolution AB
On July 15, 2019, we acquired all of the outstanding stock of Nuevolution, a publicly traded, Denmark-based biotechnology company with a leading small molecule drug discovery platform, for total consideration of $183 million in cash. The transaction, which was accounted for as a business combination, expands our ability to discover novel small molecules against difficult-to-drug targets and with greater speed and efficiency. Nuevolution’s operations, which are not material, have been included in our consolidated financial statements commencing on the acquisition date.
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

3. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of ROW revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Enbrel	$4,352	$113	$4,465	$4,855	$141	$4,996	$5,050	$176	$5,226
Prolia	2,150	1,098	3,248	1,830	933	2,763	1,772	900	2,672
Otezla(1)	1,804	445	2,249	1,790	405	2,195	139	39	178
XGEVA	1,434	584	2,018	1,405	494	1,899	1,457	478	1,935
Neulasta	1,514	220	1,734	2,001	292	2,293	2,814	407	3,221
Aranesp	537	943	1,480	629	939	1,568	758	971	1,729
Repatha	557	560	1,117	459	428	887	376	285	661
KYPROLIS	736	372	1,108	710	355	1,065	654	390	1,044
Nplate	566	461	1,027	485	365	850	480	315	795
Other products	3,636	2,215	5,851	3,821	1,903	5,724	3,031	1,712	4,743
Total product sales(2)	17,286	7,011	24,297	17,985	6,255	24,240	16,531	5,673	22,204
Other revenues	908	774	1,682	511	673	1,184	693	465	1,158
Total revenues	$18,194	$7,785	$25,979	$18,496	$6,928	$25,424	$17,224	$6,138	$23,362

____________
(1)    Otezla was acquired on November 21, 2019.
(2)    Hedging gains and losses, which are included in product sales, were not material for the years ended December 31, 2021, 2020 and 2019.
In the United States, we sell primarily to pharmaceutical wholesale distributors that we use as the principal means of distributing our products to healthcare providers. Outside the United States, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country. We monitor the financial condition of our larger customers and limit our credit exposure by setting credit limits and, in certain circumstances, by requiring letters of credit or obtaining credit insurance.
We had product sales to three customers, each of them accounting for more than 10% of total revenues for each of the years ended December 31, 2021, 2020 and 2019. For the year ended December 31, 2021, on a combined basis, these customers accounted for 82% of total gross revenues as shown in the following table. Certain information with respect to these customers was as follows (dollar amounts in millions):

	Years ended December 31,
	2021	2020	2019
McKesson Corporation:
Gross product sales	$15,187	$13,779	$11,795
% of total gross revenues	33%	32%	31%
AmerisourceBergen Corporation:
Gross product sales	$14,783	$14,743	$12,301
% of total gross revenues	32%	34%	33%
Cardinal Health, Inc.:
Gross product sales	$7,681	$7,332	$6,538
% of total gross revenues	17%	17%	17%

As of December 31, 2021 and 2020, amounts due from these three customers each exceeded 10% of gross trade receivables and accounted for 73% and 74%, respectively, of net trade receivables on a combined basis. As of December 31, 2021 and 2020, 27% and 28%, respectively, of net trade receivables were due from customers located outside the United States, the majority of which were from Europe. Our total allowance for doubtful accounts as of December 31, 2021 and 2020, was not material.
4. Stock-based compensation
Our Amended 2009 Plan authorizes for issuance to employees of Amgen and nonemployee members of our Board of Directors shares of our common stock pursuant to grants of equity-based awards, including RSUs, stock options and performance units. The pool of shares available under the Amended 2009 Plan is reduced by one share for each stock option granted and by 1.9 shares for other types of awards granted, including full-value awards. In general, if any shares subject to an award granted under the Amended 2009 Plan expire or become forfeited, terminated or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, under the Amended 2009 Plan, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back into the authorized pool on the basis of 1.9 shares. As of December 31, 2021, the Amended 2009 Plan provides for future grants and/or issuances of up to approximately 19 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income (in millions):

	Years ended December 31,
	2021	2020	2019
RSUs	$183	$178	$168
Performance units	121	118	105
Stock options	37	34	35
Total stock-based compensation expense, pretax	341	330	308
Tax benefit from stock-based compensation expense	(74)	(72)	(67)
Total stock-based compensation expense, net of tax	$267	$258	$241
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
Restricted stock units
The grant date fair value of an RSU equals the closing price of our common stock on the grant date, as RSUs accrue dividend equivalents during their vesting period. The weighted-average grant date fair values per unit of RSUs granted during the years ended December 31, 2021, 2020 and 2019, were $233.10, $235.63 and $182.12, respectively.

The following table summarizes information regarding our RSUs:

	Year ended December 31, 2021
	Units (in millions)	Weighted-average grant date fair value
Balance nonvested as of December 31, 2020	3.0	$198.11
Granted	1.3	$233.10
Vested	(0.9)	$177.27
Forfeited	(0.4)	$213.32
Balance nonvested as of December 31, 2021	3.0	$217.95
The total grant date fair values of RSUs that vested during the years ended December 31, 2021, 2020 and 2019, were $166 million, $161 million and $160 million, respectively.
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
The weighted-average assumptions used in the option valuation model and the resulting weighted-average grant date fair values of stock options granted were as follows:

	Years ended December 31,
	2021	2020	2019
Closing price of our common stock on grant date	$237.17	$236.36	$177.31
Expected volatility (average of implied and historical volatility)	25.6%	28.1%	23.5%
Expected life (in years)	5.7	5.8	5.8
Risk-free interest rate	1.0%	0.4%	2.4%
Expected dividend yield	2.9%	3.0%	3.1%
Fair value of stock options granted	$40.43	$42.34	$30.47
The following table summarizes information regarding our stock options:

	Year ended December 31, 2021
	Options (in millions)	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance unexercised as of December 31, 2020	4.7	$179.90
Granted	1.3	$237.17
Exercised	(0.5)	$137.95
Expired/forfeited	(0.4)	$208.56
Balance unexercised as of December 31, 2021	5.1	$197.27	7.3	$168
Vested or expected to vest as of December 31, 2021	4.9	$195.64	7.2	$167
Exercisable as of December 31, 2021	2.0	$165.46	5.6	$120
The total intrinsic values of options exercised during the years ended December 31, 2021, 2020 and 2019, were $56 million, $98 million and $68 million, respectively. The actual tax benefits realized from tax deductions from option exercises during the years ended December 31, 2021, 2020 and 2019, were $12 million, $21 million and $15 million, respectively.
As of December 31, 2021, $346 million of unrecognized compensation cost was related to nonvested RSUs and unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance units
Certain management-level employees also receive annual grants of performance units, which give the recipient the right to receive common stock that is contingent upon achievement of specified preestablished goals over the performance period, which is generally three years. The performance goals for the units granted during the years ended December 31, 2021, 2020 and 2019, which are accounted for as equity awards, are based on (i) Amgen’s stockholder return compared with a comparator group of companies, which are considered market conditions and are therefore reflected in the grant date fair values of the units, and (ii) Amgen’s stand-alone financial performance measures, which are considered performance conditions. The expense recognized for awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions, net of estimated forfeitures. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units granted. Shares of our common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. The performance award program provides for accelerated or continued vesting in certain circumstances as defined in the plan, including upon death, disability, a change in control and retirement of employees who meet certain service and/or age requirements. Performance units accrue dividend equivalents that are typically payable in shares only when and to the extent the underlying performance units vest and are issued to the recipient, including with respect to market and performance conditions that affect the number of performance units earned.
We use a payout simulation model to estimate the grant date fair value of performance units. The weighted-average assumptions used in the payout simulation model and the resulting weighted-average grant date fair values of performance units granted were as follows:

	Years ended December 31,
	2021	2020	2019
Closing price of our common stock on grant date	$239.64	$236.36	$177.31
Volatility	29.3%	27.5%	22.1%
Risk-free interest rate	0.3%	0.2%	2.3%
Fair value of units granted	$254.68	$249.07	$188.40
The payout simulation model assumes correlations of returns of the stock prices of our common stock and the common stocks of the comparator groups of companies and stock price volatilities of the comparator groups of companies to simulate stockholder returns over the performance periods and their resulting impact on the payout percentages based on the contractual terms of the performance units.
As of December 31, 2021 and 2020, 1.6 million and 1.8 million performance units were outstanding, with weighted-average grant date fair values per unit of $229.39 and $207.52 per unit, respectively. During the year ended December 31, 2021, 0.6 million performance units with a weighted-average grant date fair value per unit of $254.68 were granted, and 0.2 million performance units with a weighted-average grant date fair value per unit of $226.32 were forfeited.
The total fair values of performance units paid during the years ended December 31, 2021, 2020 and 2019, were $149 million, $230 million and $176 million, respectively, based on the number of performance units earned multiplied by the closing stock price of our common stock on the last day of the performance period.
As of December 31, 2021, $130 million of unrecognized compensation cost was related to nonvested performance units, which is expected to be recognized over a weighted-average period of one year.
5. Defined contribution plan
The Company has defined contribution plans to which certain employees of the Company and participating subsidiaries may defer compensation for income tax purposes. Participants are eligible to receive matching contributions based on their contributions, in addition to other Company contributions. Defined contribution plan expenses were $279 million, $231 million and $220 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Income taxes
Income before income taxes included the following (in millions):

	Years ended December 31,
	2021	2020	2019
Domestic	$1,850	$4,087	$4,371
Foreign	4,851	4,046	4,767
Total income before income taxes	$6,701	$8,133	$9,138
The provision for income taxes included the following (in millions):

	Years ended December 31,
	2021	2020	2019
Current provision:
Federal	$865	$921	$1,284
State	18	34	39
Foreign	359	277	277
Total current provision	1,242	1,232	1,600
Deferred benefit:
Federal	(308)	(321)	(276)
State	(9)	9	(22)
Foreign	(117)	(51)	(6)
Total deferred benefit	(434)	(363)	(304)
Total provision for income taxes	$808	$869	$1,296
Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax credit carryforwards and the tax effects of NOL carryforwards. Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2021	2020
Deferred income tax assets:
NOL and credit carryforwards	$1,065	$794
Accrued expenses	600	561
Expenses capitalized for tax	244	144
Stock-based compensation	96	92
Other	326	301
Total deferred income tax assets	2,331	1,892
Valuation allowance	(663)	(571)
Net deferred income tax assets	1,668	1,321

Deferred income tax liabilities:
Acquired intangible assets	(824)	(903)
Debt	(275)	(282)
Fixed assets	(129)	(148)
Other	(221)	(189)
Total deferred income tax liabilities	(1,449)	(1,522)
Total deferred income taxes, net	$219	$(201)

Valuation allowances are provided to reduce the amounts of our deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
The valuation allowance increased in 2021, primarily driven by the Company’s expectation that some state R&D credits will not be utilized and certain foreign and acquired net operating losses will expire unused.
As of December 31, 2021, we had $75 million of federal tax credit carryforwards available to reduce future federal income taxes and have provided no valuation allowance for those federal tax credit carryforwards. The federal tax credit carryforwards expire between 2023 and 2040. We had $798 million of state tax credit carryforwards available to reduce future state income taxes and have provided a valuation allowance for $709 million of those state tax credit carryforwards.
As of December 31, 2021, we had $606 million of federal NOL carryforwards available to reduce future federal income taxes and have provided a valuation allowance for $6 million of those federal NOL carryforwards. For the federal NOL carryforwards for which no valuation allowance has been provided, $426 million have no expiration; the remainder begin to expire between 2022 and 2037. We had $391 million of state NOL carryforwards available to reduce future state income taxes and have provided a valuation allowance for $330 million of those state NOL carryforwards. We had $2.0 billion of foreign NOL carryforwards available to reduce future foreign income taxes and have provided a valuation allowance for $561 million of those foreign NOL carryforwards. For the foreign NOLs with no valuation allowance provided, $800 million has no expiry; and the remainder will expire between 2022 and 2031.
The reconciliations of the total gross amounts of UTBs were as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$3,352	$3,287	$3,061
Additions based on tax positions related to the current year	171	165	215
Additions based on tax positions related to prior years	35	3	22
Reductions for tax positions of prior years	(4)	(35)	(11)
Settlements	(8)	(68)	—
Ending balance	$3,546	$3,352	$3,287

Substantially all of the UTBs as of December 31, 2021, if recognized, would affect our effective tax rate. During the year ended December 31, 2020, we effectively settled certain issues with the IRS. As a result, we remeasured our UTBs accordingly.
Interest and penalties related to UTBs are included in our provision for income taxes. During the years ended December 31, 2021, 2020 and 2019, we recognized $98 million, $116 million and $198 million, respectively, of interest and penalties through the income tax provision in the Consolidated Statements of Income. The decrease in interest expense for the year ended December 31, 2021, was primarily due to lower interest rates during 2021 and settlement of a prior year audit. As of December 31, 2021 and 2020, accrued interest and penalties associated with UTBs were $881 million and $783 million, respectively.

The reconciliations between the federal statutory tax rate applied to income before income taxes and our effective tax rate were as follows:

	Years ended December 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Foreign earnings	(7.8)%	(4.7)%	(4.5)%
Foreign-derived intangible income	(1.0)%	(0.7)%	(0.7)%
Credits, Puerto Rico excise tax	(3.4)%	(2.9)%	(2.6)%
Interest on uncertain tax positions	1.1%	1.1%	1.6%
Credits, primarily federal R&D	(2.1)%	(1.4)%	(1.0)%
Acquisition IPR&D	4.9%	—%	—%
Audit settlements	—%	(1.0)%	—%
Other, net	(0.6)%	(0.7)%	0.4%
Effective tax rate	12.1%	10.7%	14.2%
The effective tax rates for the years ended December 31, 2021, 2020 and 2019, differ from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from the Company’s operations in Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2035. Additionally, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
The U.S. territory of Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturing site in Puerto Rico. The rate of 4% is effective through December 31, 2027. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in Cost of sales when the related products are sold. For U.S. income tax purposes in 2021, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
Income taxes paid during the years ended December 31, 2021, 2020 and 2019, were $1.9 billion, $1.4 billion and $1.9 billion, respectively.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes may arise with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. Tax authorities (including the IRS) are becoming more aggressive and are particularly focused on such matters.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for 2010, 2011 and 2012 that we received in May and July 2021, which seek to increase our U.S. taxable income. The Notices seek to increase our U.S. taxable income by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings. We firmly believe that the IRS’s positions set forth in the Notices are without merit, and we are contesting the Notices through the judicial process.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office. We were unable to reach resolution at the administrative appeals level, and we anticipate that we will receive a statutory notice of deficiency for these years as well. We expect to contest any such notice related to 2013–15 through the judicial process. We are also currently under examination by the IRS for the years 2016, 2017 and 2018 and by a number of state and foreign tax jurisdictions.

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
7. Earnings per share
The computation of basic EPS is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which primarily include shares that may be issued under our stock option, restricted stock and performance unit award programs (collectively, dilutive securities), as determined by using the treasury stock method.
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Years ended December 31,
	2021	2020	2019
Income (Numerator):
Net income for basic and diluted EPS	$5,893	$7,264	$7,842

Shares (Denominator):
Weighted-average shares for basic EPS	570	586	605
Effect of dilutive securities	3	4	4
Weighted-average shares for diluted EPS	573	590	609

Basic EPS	$10.34	$12.40	$12.96
Diluted EPS	$10.28	$12.31	$12.88
For each of the three years ended December 31, 2021, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.
8. Collaborations
A collaborative arrangement is a contractual arrangement that involves a joint operating activity. Such arrangements involve two or more parties that are both (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.
From time to time, we enter into collaborative arrangements for the R&D, manufacture and/or commercialization of products and/or product candidates. These collaborations generally provide for nonrefundable upfront license fees, development and commercial-performance milestone payments, cost sharing, royalty payments and/or profit sharing. Our collaboration arrangements are performed with no guarantee of either technological or commercial success, and each arrangement is unique in nature. See Note 1, Summary of significant accounting policies, for additional discussion of revenues recognized under these types of arrangements. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Consolidated Statements of Income, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. Our significant arrangements are discussed below.
BeiGene, Ltd.
On January 2, 2020, we acquired a 20.5% stake in BeiGene for approximately $2.8 billion in cash as part of a collaboration to expand our oncology presence in China. For additional information regarding our equity investment in BeiGene, see Note 9, Investments. Under the collaboration, BeiGene began selling XGEVA in 2020, BLINCYTO in 2021 and KYPROLIS in early 2022 in China, and Amgen shares profits and losses equally during the initial product-specific commercialization periods; thereafter, product rights may revert to Amgen, and Amgen will pay royalties to BeiGene on sales in China of such products for a specified period.

In addition, we jointly develop a portion of our oncology portfolio with BeiGene, which shares in global R&D costs by providing cash and development services of up to $1.25 billion. Upon regulatory approval, BeiGene will assume commercialization rights in China for a specified period, and Amgen and BeiGene will share profits equally until certain of these product rights revert to Amgen. Upon return of the product rights, Amgen will pay royalties to BeiGene on sales in China for a specified period. For product sales outside China, Amgen will also pay royalties to BeiGene.
During the years ended December 31, 2021 and 2020, net costs recovered from BeiGene for oncology product candidates were $220 million and $225 million, respectively, and were recorded as an offset to R&D expense in the Consolidated Statements of Income. During the year ended December 31, 2021, product sales from Amgen to BeiGene under the collaboration were $72 million and were recorded in Product sales in the Consolidated Statements of Income. During the year ended December 31, 2021, profit and loss share expenses related to the initial product-specific commercialization period were $64 million and were recorded primarily in SG&A expense in the Consolidated Statements of Income. Product sales from Amgen to BeiGene and profit and loss share expenses were not material during the year ended December 31, 2020. Amounts owed from BeiGene for product sales were $21 million and $22 million as of December 31, 2021 and 2020, respectively, which are included in Trade receivables, net, in the Consolidated Balance Sheets. Net amounts owed from BeiGene for cost recoveries and profit and loss share payments were $61 million and $99 million as of December 31, 2021 and 2020, respectively, which are included in Other current assets in the Consolidated Balance Sheets.
Novartis Pharma AG
We are in a collaboration with Novartis to jointly develop and commercialize Aimovig. On January 31, 2022, concurrent with the settlement of the previously disclosed litigation between Amgen and Novartis we modified the terms of the collaboration. See Note 19, Contingencies and commitments.
Arrangement through December 31, 2021
In the United States, Amgen and Novartis jointly developed and collaborated on the commercialization of Aimovig. Amgen, as the principal, recognized product sales of Aimovig in the United States, shared U.S. commercialization costs with Novartis and paid Novartis a significant royalty on net sales in the United States. Novartis holds global co-development rights and exclusive commercial rights outside the United States and Japan for Aimovig (the ex-U.S. Novartis Rights). Novartis paid Amgen double-digit royalties on net sales of the product in the ex-U.S. Novartis Rights territories and funded a portion of global R&D expenses. In addition, Novartis was required to make a payment to Amgen of up to $100 million if certain commercial and expenditure thresholds were achieved with respect to Aimovig in the United States.
Arrangement after January 1, 2022
Pursuant to the amendment effective January 1, 2022, Novartis retains the ex-U.S. Novartis Rights and will continue to pay double-digit royalties on net sales in the ex-U.S. Novartis Rights territories. In the United States, Novartis will no longer collaborate with Amgen, share Aimovig commercialization costs or pay milestones and Amgen will no longer pay royalties to Novartis on sales of Aimovig. Amgen and Novartis will continue to share development expenses worldwide. In the United States, Novartis will no longer collaborate with Amgen or share Aimovig commercialization costs and Amgen will no longer pay royalties to Novartis on sales of Aimovig. Amgen and Novartis will continue to share development expenses worldwide.
Amgen manufactures and supplies Aimovig worldwide.
During the years ended December 31, 2021, 2020 and 2019, net costs recovered from Novartis for migraine products were $160 million, $192 million and $187 million, respectively, and were recorded primarily in SG&A expense in the Consolidated Statements of Income. During the years ended December 31, 2021, 2020 and 2019, royalties due to Novartis for Aimovig were $116 million, $139 million and $115 million, respectively, and were recorded in Cost of sales in the Consolidated Statements of Income. During the years ended December 31, 2021, 2020 and 2019, royalties due from Novartis for Aimovig were not material.
Kyowa Kirin Co., Ltd.
On July 30, 2021, we closed our collaboration and licensing agreement with KKC to jointly develop and commercialize an anti-OX40 fully human monoclonal antibody (AMG 451) worldwide, except in Japan. AMG 451 is for the treatment of atopic dermatitis, with potential for treatment of other autoimmune diseases.
Under the terms of the agreement, we will lead the global development, manufacture and commercialization of AMG 451, except in Japan. KKC will co-promote AMG 451 with Amgen in the United States and have opt-in rights to co-promote AMG 451 in various other markets outside the United States, including in Europe and Asia.

We made an upfront payment of $400 million to KKC that was recognized in R&D expense in the third quarter of 2021. Amgen and KKC will share equally the global development costs, except in Japan, and the U.S. commercialization costs. Outside the United States and Japan, any commercialization costs incurred by KKC will be reimbursed by Amgen. We may also be required to make milestone payments of up to $850 million contingent upon the achievement of certain regulatory events and commercial thresholds. We will also pay KKC significant double-digit royalties on global sales, except in Japan. Net costs due to KKC were not material during the year ended December 31, 2021.
Other
In addition to the collaborations discussed above, we have various other collaborations that are not individually significant to our business at this time. Pursuant to the terms of those agreements, we may be required to pay additional amounts or we may receive additional amounts upon the achievement of various development and commercial milestones that in the aggregate could be significant. We may also incur or have reimbursed to us significant R&D costs if a related product candidate were to advance to late-stage clinical trials. In addition, if any products related to these collaborations are approved for sale, we may be required to pay significant royalties or we may receive significant royalties on future sales. The payments of these amounts, however, are contingent upon the occurrence of various future events that have high degrees of uncertainty of occurrence.
9. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, all of which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	1	—	—	1
Total available-for-sale investments	$7,304	$—	$—	$7,304

Types of securities as of December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$129	$1	$—	$130
U.S. Treasury bills	4,948	—	—	4,948
Money market mutual funds	4,765	—	—	4,765
Other short-term interest-bearing securities	2	—	—	2
Total available-for-sale investments	$9,844	$1	$—	$9,845
The fair values of available-for-sale investments by location in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
Consolidated Balance Sheets locations	2021	2020
Cash and cash equivalents	$7,256	$5,464
Marketable securities	48	4,381
Total available-for-sale investments	$7,304	$9,845
Cash and cash equivalents in the above table excludes bank account cash of $733 million and $802 million as of December 31, 2021 and 2020, respectively.

The fair values of available-for-sale investments by contractual maturity were as follows (in millions):

	December 31,
Contractual maturities	2021	2020
Maturing in one year or less	$7,304	$9,795
Maturing after one year through three years	—	50
Total available-for-sale investments	$7,304	$9,845
For the years ended December 31, 2021 and 2020, realized gains and losses on interest-bearing securities were not material. For the year ended December 31, 2019, realized gains on interest-bearing securities were $92 million and realized losses were not material. Realized gains and losses on interest-bearing securities are recorded in Other income, net, in the Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
We held investments in equity securities with readily determinable fair values of $611 million and $477 million as of December 31, 2021 and 2020, respectively, which are included in Other noncurrent assets in the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, net unrealized gains on publicly traded securities were $161 million, $174 million and $112 million, respectively. Realized gains and losses on publicly traded securities for the years ended December 31, 2021, 2020 and 2019, were not material.
We held investments of $262 million and $203 million in equity securities without readily determinable fair values as of December 31, 2021 and 2020, respectively, which are included in Other noncurrent assets in the Consolidated Balance Sheets. For the year ended December 31, 2021, gains due to upward adjustments on these securities were $152 million, and gains realized on the dispositions of these securities were $41 million; for the years ended December 31, 2020 and 2019, gains due to upward adjustments and gains realized upon dispositions of these securities were not material. For the years ended December 31, 2021, 2020 and 2019, downward adjustments to the carrying values of these securities were not material. Adjustments were based on observable price transactions.
Equity Method Investments
BeiGene, Ltd.
On January 2, 2020, we acquired a 20.5% ownership interest in BeiGene for $2.8 billion, of which $2.6 billion was attributed to the fair value of equity securities upon closing, with the remainder attributed to prepaid R&D. Our equity investment in BeiGene is included in Other noncurrent assets in the Consolidated Balance Sheets. Our equity investment is accounted for under the equity method of accounting due to our ability to exert significant influence over BeiGene. See Note 1, Summary of significant accounting policies, for factors in concluding our ability to exert significant influence over BeiGene. The fair value of equity securities acquired exceeded our proportionate share of the carrying value of the underlying net assets of BeiGene by approximately $2.4 billion. The equity method of accounting requires us to identify and allocate amounts to items that give rise to the basis difference and to amortize these items over their useful lives. This amortization, along with our share of the results of operations of BeiGene, is included in Other income, net, in our Consolidated Statements of Income. Recognition occurs one quarter in arrears, which began in the second quarter of 2020. The basis difference was allocated to finite-lived intangible assets, indefinite-lived intangible assets, equity-method goodwill and related deferred taxes. The finite-lived intangible assets are being amortized over a period ranging from 8 to 15 years.
During the years ended December 31, 2021 and 2020, the carrying value of the investment was reduced by our share of BeiGene’s net losses of $265 million and $229 million, respectively, and amortization of the basis difference of $172 million and $109 million, respectively. During the years ended December 31, 2021 and 2020, we increased the carrying value by $50 million and $569 million, respectively, as a result of our purchase of additional shares of BeiGene. In addition, during the years ended December 31, 2021 and 2020, the carrying value increased by $265 million and $34 million, respectively, from the impact of other BeiGene ownership transactions.

As of December 31, 2021 and 2020, our ownership interest in BeiGene was approximately 18.4% and 20.5%, respectively. As of December 31, 2021 and 2020, the carrying value of our investment in BeiGene was $2.8 billion and $2.9 billion, respectively. As of December 31, 2021 and 2020, the fair value of our investment in BeiGene was $5.1 billion and $4.9 billion, respectively. We believe that as of December 31, 2021, the carrying value of our equity investment in BeiGene is fully recoverable. For information on a collaboration agreement we entered into with BeiGene in connection with this investment, see Note 8, Collaborations.
Neumora Therapeutics, Inc.
On September 30, 2021, we acquired an approximately 25.9% ownership interest in Neumora, a privately held company, for $257 million, which is included in Other noncurrent assets in the Consolidated Balance Sheets, in exchange for a $100 million cash payment and $157 million in noncash consideration primarily related to future services. Although our equity investment provides us with the ability to exercise significant influence over Neumora, we have elected the fair value option to account for our equity investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. As of December 31, 2021, our ownership interest in Neumora remained at approximately 25.9%, and the fair value of our investment was $220 million. Accordingly, during the fourth quarter of 2021, we recognized a loss of $37 million for the reduction in the fair value in Other income, net, in the Consolidated Statements of Income. For information on determination of fair values, see Note 17, Fair value measurement.
Limited partnerships
We held limited partnership investments of $573 million and $496 million as of December 31, 2021 and 2020, respectively, which are included in Other noncurrent assets in the Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of December 31, 2021, unfunded additional commitments to be made for these investments during the next several years were $185 million. For the years ended December 31, 2021, 2020 and 2019, net gains recognized from our limited partnership investments were $143 million, $241 million and $27 million, respectively.
10. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2021	2020
Raw materials	$647	$486
Work in process	2,367	2,437
Finished goods	1,072	970
Total inventories	$4,086	$3,893

11. Property, plant and equipment
Property, plant and equipment consisted of the following (dollar amounts in millions):

		December 31,
	Useful life (in years)	2021	2020
Land	—	$279	$259
Buildings and improvements	10-40	4,028	3,857
Manufacturing equipment	8-12	3,080	2,865
Laboratory equipment	8-12	1,193	1,257
Fixed equipment	12	2,402	2,406
Capitalized software	3-5	1,151	1,216
Other	5-10	862	1,091
Construction in progress	—	987	915
Property, plant and equipment, gross		13,982	13,866
Less accumulated depreciation and amortization		(8,798)	(8,977)
Property, plant and equipment, net		$5,184	$4,889
During the years ended December 31, 2021, 2020 and 2019, we recognized depreciation and amortization expense associated with our property, plant and equipment of $644 million, $640 million and $635 million, respectively.
Geographic information
Certain geographic information with respect to property, plant and equipment, net (long-lived assets), was as follows (in millions):

	December 31,
	2021	2020
United States	$2,801	$2,473
Puerto Rico	1,311	1,331
ROW	1,072	1,085
Total property, plant and equipment, net	$5,184	$4,889
12. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	December 31,
	2021	2020
Beginning balance	$14,689	$14,703
Addition from acquisitions	251	—
Currency translation adjustments	(50)	(14)
Ending balance	$14,890	$14,689

Other intangible assets
Other intangible assets consisted of the following (in millions):

	December 31,
	2021			2020
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,561	$(12,769)	$12,792	$25,591	$(10,564)	$15,027
Licensing rights	3,807	(2,973)	834	3,743	(2,791)	952
Marketing-related rights	1,354	(1,112)	242	1,367	(1,041)	326
R&D technology rights	1,377	(1,133)	244	1,317	(1,065)	252
Total finite-lived intangible assets	32,099	(17,987)	14,112	32,018	(15,461)	16,557
Indefinite-lived intangible assets:
IPR&D	1,070	—	1,070	30	—	30
Total other intangible assets	$33,169	$(17,987)	$15,182	$32,048	$(15,461)	$16,587
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
During the year ended December 31, 2021, we acquired certain finite-lived and indefinite-lived intangible assets as a result of the Teneobio acquisition, including IPR&D of $1.1 billion, R&D technology rights of $94 million and licensing rights of $41 million. See Note 2, Acquisitions.
During the years ended December 31, 2021, 2020 and 2019, we recognized amortization associated with our finite-lived intangible assets of $2.6 billion, $2.8 billion and $1.4 billion, respectively. Amortization of intangible assets is included primarily in Cost of sales in the Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026, are $2.5 billion, $2.5 billion, $2.4 billion, $2.2 billion and $1.8 billion, respectively.

13. Leases
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
The following table summarizes information related to our leases, all of which are classified as operating, included in our Consolidated Balance Sheets (in millions):

	December 31,
Consolidated Balance Sheets locations	2021	2020
Assets:
Other noncurrent assets	$566	$408
Liabilities:
Accrued liabilities	$145	$153
Other noncurrent liabilities	525	306
Total lease liabilities	$670	$459
The components of net lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2021	2020	2019
Operating(1)	$237	$223	$204
Sublease income	(38)	(34)	(33)
Total net lease costs	$199	$189	$171
____________
(1)    Includes short-term leases and variable lease costs, which were not material for the years ended December 31, 2021, 2020 and 2019.
Maturities of lease liabilities as of December 31, 2021, were as follows (in millions):

Maturity dates	Amounts
2022	$148
2023	148
2024	75
2025	49
2026	44
Thereafter	289
Total lease payments(1)	753
Less imputed interest	(83)
Present value of lease liabilities	$670
____________
(1)    Includes future rental commitments for abandoned leases of $138 million. We expect to receive total future rental income of $108 million related to noncancelable subleases for abandoned facilities.

The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years)	8.3	3.7
Weighted-average discount rate	2.5%	3.1%
Cash and noncash information related to our leases was as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$190	$177	$148
ROU assets obtained in exchange for lease obligations:
Operating leases	$340	$101	$163
As of December 31, 2021, we have entered into leases that have not yet commenced, with total undiscounted future lease payments of $35 million. These leases will commence in 2022 with lease terms from 4 to 6 years.
14. Other current assets and accrued liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2021	2020
Prepaid expenses	$1,223	$1,156
Corporate partner receivables	780	583
Tax receivables	164	216
Other	200	124
Total other current assets	$2,367	$2,079
Accrued liabilities consisted of the following (in millions):

	December 31,
	2021	2020
Sales deductions	$5,174	$4,801
Dividends payable	1,083	1,018
Employee compensation and benefits	1,081	1,098
Income taxes payable	701	828
Sales returns reserve	542	474
Other	2,150	1,922
Total accrued liabilities	$10,731	$10,141

15. Financing arrangements
Our borrowings consisted of the following (in millions):

	December 31,
	2021	2020
1.25% €1,250 million notes due 2022 (1.25% 2022 euro Notes)	—	1,527
2.70% notes due 2022 (2.70% 2022 Notes)	—	500
2.65% notes due 2022 (2.65% 2022 Notes)	—	1,500
3.625% notes due 2022 (3.625% 2022 Notes)	—	750
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	767	791
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	853	916
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	643	649
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	1,750
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
1.65% notes due in 2028 (1.65% 2028 Notes)	1,250	—
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	947	957
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,250	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	1,150	—
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	1,350	—
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,213)	(1,188)
Fair value adjustments	284	566
Other	15	5
Total carrying value of debt	33,309	32,986
Less current portion	(87)	(91)
Total long-term debt	$33,222	$32,895
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
Debt issuances
During the years ended December 31, 2021 and 2020, we issued debt securities in the following offerings:
•In 2021, we issued $5.0 billion of debt consisting of $1.25 billion of the 1.65% 2028 Notes, $1.25 billion of the 2.00% 2032 Notes, $1.15 billion of the 2.80% 2041 Notes and $1.35 billion of the 3.00% 2052 Notes.
•In 2020, we issued $9.0 billion of debt consisting of $500 million of the 1.90% 2025 Notes, $1.75 billion of the 2.20% 2027 Notes, $1.25 billion of the 2.45% 2030 Notes, $1.25 billion of the 2.30% 2031 Notes, $2.0 billion of the 3.15% 2040 Notes and $2.25 billion of the 3.375% 2050 Notes.
We did not issue any debt or debt securities during the year ended December 31, 2019.
Debt repayments/redemptions
We made debt repayments/redemptions during the years ended December 31, 2021, 2020 and 2019, as follows:
•In 2021, we redeemed $4.2 billion of debt, including the €1.25 billion aggregate principal amount ($1.4 billion upon settlement of the related cross-currency swap) of the 1.25% 2022 euro Notes, the $500 million aggregate principal amount of the 2.70% 2022 Notes, the $1.5 billion aggregate principal amount of the 2.65% 2022 Notes and the $750 million aggregate principal amount of the 3.625% 2022 Notes. In connection with the redemption of these notes, we paid a total of $24 million in make-whole amounts plus associated accrued and unpaid interest, all of which was recognized in Interest expense, net, in the Consolidated Statements of Income.
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
During the year ended December 31, 2021, we entered into interest rate swap contracts with an aggregate notional amount of $1.0 billion with respect to the 2.45% 2030 Notes and an aggregate notional amount of $500 million with respect to the 2.30% 2031 Notes. In connection with the redemption of the 3.625% 2022 Notes, discussed above, associated interest rate swap contracts with an aggregate notional amount of $750 million were terminated.

In connection with the redemption of certain of the notes during the year ended December 31, 2020, discussed above, associated interest rate swap contracts with an aggregate notional value of $3.65 billion were terminated. In addition, because of historically low interest rates, during the year ended December 31, 2020, we terminated interest rate swaps with an aggregate notional amount of $5.2 billion that hedged the 3.625% 2024 Notes, the 2.60% 2026 Notes, the 4.663% 2051 Notes and portions of the 3.625% 2022 Notes and the 3.125% 2025 Notes, which resulted in the receipt of $576 million of cash and reduced counterparty credit risk. Immediately following the terminations of these contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes. See Note 18, Derivative instruments.
The effective interest rates on notes for which we have entered into interest rate swap contracts and the related notional amounts of these contracts were as follows (dollar amounts in millions):

	December 31, 2021		December 31, 2020
Notes	Notional amounts	Effective interest rates	Notional amounts	Effective interest rates
3.625% 2022 Notes	$—	N/A	$750	LIBOR + 2.7%
3.625% 2024 Notes	1,400	LIBOR + 3.2%	1,400	LIBOR + 3.2%
3.125% 2025 Notes	1,000	LIBOR + 1.8%	1,000	LIBOR + 1.8%
2.60% 2026 Notes	1,250	LIBOR + 1.8%	1,250	LIBOR + 1.8%
2.45% 2030 Notes	1,000	LIBOR + 1.0%	—	N/A
2.30% 2031 Notes	500	LIBOR + 0.8%	—	N/A
4.663% 2051 Notes	1,500	LIBOR +4.1%	1,500	LIBOR + 4.1%
Total notional amounts	$6,650		$5,900
N/A = not applicable

Debt exchange
In 2020, we completed a private offering to exchange portions of certain outstanding senior notes due 2037 through 2043 (collectively, Old Notes), listed below, for the $940 million principal amount of the newly issued 2.77% 2053 Notes (the Exchange Offer).
The following principal amounts of each series of Old Notes were validly tendered and subsequently canceled in connection with the Exchange Offer (in millions):

Principal amount exchanged
6.375% 2037 Notes	$74
6.90% 2038 Notes	$37
6.40% 2039 Notes	$133
5.75% 2040 Notes	$39
5.15% 2041 Notes	$245
5.65% 2042 Notes	$72
5.375% 2043 Notes	$76

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

Cross-currency swaps
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts. The terms of these contracts effectively convert the interest payments and principal repayments on our 0.41% 2023 Swiss franc Bonds, 2.00% 2026 euro Notes, 5.50% 2026 pound sterling Notes and 4.00% 2029 pound sterling Notes from euros, pounds sterling and Swiss francs to U.S. dollars. These cross-currency swap contracts have been designated as cash flow hedges. For information regarding the terms of these contracts, see Note 18, Derivative instruments.
In connection with the redemption of the 1.25% 2022 euro Notes, discussed above, associated cross-currency swap contracts with an aggregate notional amount of €1.25 billion were terminated.
Shelf registration statement and other facilities
As of December 31, 2021, we have a commercial paper program that allows us to issue up to $2.5 billion of unsecured commercial paper to fund our working-capital needs. As of December 31, 2021 and 2020, we had no amounts outstanding under our commercial paper program.
In 2019, we amended and restated our $2.5 billion syndicated, unsecured, revolving credit agreement, which is available for general corporate purposes or as a liquidity backstop to our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $750 million with the agreement of the banks. Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) LIBOR plus 1% or (ii) the highest of (A) the syndication agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month LIBOR plus 1%. The agreement contains provisions relating to the determination of successor rates to address the possible phase-out or unavailability of designated reference rates. As of December 31, 2021 and 2020, no amounts were outstanding under this facility.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant, which requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of December 31, 2021.
Contractual maturities of debt obligations
The aggregate contractual maturities of all borrowings due subsequent to December 31, 2021, are as follows (in millions):

Maturity dates	Amounts
2022	$—
2023	1,517
2024	1,400
2025	1,500
2026	2,746
Thereafter	27,075
Total	$34,238
Interest costs
Interest costs are expensed as incurred except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2021, 2020 and 2019, were not material. Interest paid, including the ongoing impact of interest rate and cross-currency swap contracts, during the years ended December 31, 2021, 2020 and 2019, were $1.2 billion, $1.2 billion and $1.3 billion, respectively.

16. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	Years ended December 31,
	2021		2020		2019
	Shares	Dollars	Shares	Dollars	Shares*	Dollars
First quarter	3.7	$865	4.3	$933	15.9	$3,031
Second quarter	6.5	1,592	2.6	591	13.1	2,349
Third quarter	4.6	1,069	3.0	752	6.2	1,170
Fourth quarter	6.9	1,461	5.3	1,221	5.1	1,090
Total stock repurchases	21.7	$4,987	15.2	$3,497	40.2	$7,640
* Total shares do not add due to rounding.
In March 2021, October 2021 and December 2021, our Board of Directors increased the amount authorized under our stock repurchase program by an additional $3.4 billion, $4.5 billion and $5.0 billion, respectively. As of December 31, 2021, $10.9 billion remained available under our stock repurchase program.
Dividends
Our Board of Directors declared quarterly dividends per share of $1.76, $1.60 and $1.45, which were paid in each of the four quarters of 2021, 2020 and 2019, respectively.
Historically, we have declared dividends in December of each year, which were paid in the first quarter of the following fiscal year and in March, July and October, which were paid in the second, third and fourth quarters, respectively, of the same fiscal year. Additionally, on December 3, 2021, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock, which will be paid on March 8, 2022, to all stockholders of record as of the close of business on February 15, 2022.

Accumulated other comprehensive loss
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2018	$(670)	$241	$(338)	$(2)	$(769)
Foreign currency translation adjustments	(48)	—	—	—	(48)
Unrealized gains	—	127	424	—	551
Reclassification adjustments to income	—	(211)	(56)	—	(267)
Other losses	—	—	—	(5)	(5)
Income taxes	—	18	(8)	—	10
Balance as of December 31, 2019	(718)	175	22	(7)	(528)
Foreign currency translation adjustments	9	—	—	—	9
Unrealized (losses) gains	—	(61)	6	—	(55)
Reclassification adjustments to income	—	(501)	(33)	—	(534)
Other losses	—	—	—	(7)	(7)
Income taxes	—	124	6	—	130
Balance as of December 31, 2020	(709)	(263)	1	(14)	(985)
Foreign currency translation adjustments	(135)	—	—	—	(135)
Unrealized gains (losses)	—	159	(1)	—	158
Reclassification adjustments to income	—	253	—	—	253
Other gains	—	—	—	1	1
Income taxes	—	(88)	—	—	(88)
Balance as of December 31, 2021	$(844)	$61	$—	$(13)	$(796)
With respect to the table above, income tax expenses or benefits for unrealized gains and losses and the related reclassification adjustments to income for cash flow hedges were a $33 million expense and a $55 million expense in 2021, a $14 million benefit and a $110 million benefit in 2020 and a $28 million expense and a $46 million benefit in 2019, respectively. Income tax expenses or benefits for unrealized gains and losses and the related reclassification adjustments to income for available-for-sale securities were a $1 million expense and a $7 million benefit in 2020 and a $22 million expense and a $14 million benefit in 2019, respectively.
Reclassifications out of AOCI and into earnings were as follows (in millions):

	Years ended December 31,
Components of AOCI	2021	2020	2019	Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract (losses) gains	$(8)	$178	$101	Product sales
Cross-currency swap contract (losses) gains	(245)	323	110	Other income, net
	(253)	501	211	Income before income taxes
	55	(110)	(46)	Provision for income taxes
	$(198)	$391	$165	Net income
Available-for-sale securities:
Net realized gains	$—	$33	$56	Other income, net
	—	(7)	(14)	Provision for income taxes
	$—	$26	$42	Net income
Other
In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value. As of December 31, 2021 and 2020, no shares of preferred stock were issued or outstanding.

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

Fair value measurement as of December 31, 2021, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	—	1	—	1
Equity securities	611	—	220	831
Derivatives:
Foreign currency contracts	—	183	—	183
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	16	—	16
Total assets	$7,914	$266	$220	$8,400
Liabilities:
Derivatives:
Foreign currency contracts	$—	$39	$—	$39
Cross-currency swap contracts	—	339	—	339
Interest rate swap contracts	—	156	—	156
Contingent consideration obligations	—	—	342	342
Total liabilities	$—	$534	$342	$876

Fair value measurement as of December 31, 2020, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$130	$—	$—	$130
U.S. Treasury bills	4,948	—	—	4,948
Money market mutual funds	4,765	—	—	4,765
Other short-term interest-bearing securities	—	2	—	2
Equity securities	477	—	—	477
Derivatives:
Foreign currency contracts	—	28	—	28
Cross-currency swap contracts	—	255	—	255
Interest rate swap contracts	—	66	—	66
Total assets	$10,320	$351	$—	$10,671
Liabilities:
Derivatives:
Foreign currency contracts	$—	$237	$—	$237
Cross-currency swap contracts	—	318	—	318
Interest rate swap contracts	—	15	—	15
Contingent consideration obligations	—	—	33	33
Total liabilities	$—	$570	$33	$603
Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity investments in publicly traded securities are based on quoted market prices in active markets, with no valuation adjustment. The fair values of equity securities without readily determinable fair values are initially valued at the transaction price and subsequently valued based on a combination of market performance and publicly available information for similar companies that have actively traded equity securities.
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

Contingent consideration obligations
As a result of our business acquisitions, we have incurred contingent consideration obligations as discussed below. The contingent consideration obligations are recorded at their fair values by using probability-adjusted discounted cash flows, and we revalue these obligations each reporting period until the related contingencies have been resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to licensing rights and product candidates acquired in business combinations, and they are reviewed quarterly by management in our R&D and commercial sales organizations. The inputs include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair values of contingent consideration obligations are recognized in Other operating expenses in the Consolidated Statements of Income.
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Years ended December 31,
	2021	2020	2019
Beginning balance	$33	$61	$72
Additions	309	—	—
Payments	(7)	(6)	—
Net changes in valuations	7	(22)	(11)
Ending balance	$342	$33	$61
As a result of our acquisition of Teneobio in 2021, we are obligated to pay its former shareholders up to $1.6 billion upon achieving separate development and regulatory milestones with regard to various R&D programs. See Note 2, Acquisitions.
As a result of our acquisition of K-A in 2018, we are obligated to make single-digit royalty payments to Kirin contingent upon sales of brodalumab.
As a result of our acquisition of BioVex Group Inc. in 2011, we were obligated to pay its former shareholders upon achieving separate sales-related milestones with regard to IMLYGIC if certain sales thresholds were met. During the year ended December 31, 2020, we determined that the likelihood of achieving these milestones was no longer probable, and accordingly, the obligations were written off.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of December 31, 2021 and 2020, the aggregate fair values of our borrowings were $37.9 billion and $39.4 billion, respectively, and the carrying values were $33.3 billion and $33.0 billion, respectively.
Investment in BeiGene
We estimated the fair value of our investment in BeiGene by using Level 1 inputs. As of December 31, 2021 and 2020, the fair values were $5.1 billion and $4.9 billion, and the carrying values were $2.8 billion and $2.9 billion, respectively.
During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates primarily associated with our euro-denominated international product sales. Increases and decreases in the cash flows associated with our international product sales due to movements in foreign currency exchange rates are partially offset by corresponding increases and decreases in the cash flows from our international operating expenses resulting from these foreign currency exchange rate movements. To further reduce our exposure to foreign currency exchange rate fluctuations with regard to our international product sales, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales up to a maximum of three years into the future; and at any given point in time, a higher percentage of nearer-term projected product sales is being hedged than in successive periods.
As of December 31, 2021, 2020 and 2019, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.7 billion, $5.1 billion and $5.0 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report unrealized gains and losses on these contracts in AOCI in the Consolidated Balance Sheets, and we reclassify them to Product sales in the Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros, pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are reported in AOCI in the Consolidated Balance Sheets and reclassified to Other income, net, in the Consolidated Statements of Income in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of December 31, 2021, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%
During the year ended December 31, 2021, our 1.25% euro Notes were redeemed, and the related cross-currency swaps were settled, resulting in an immaterial loss. During the year ended December 31, 2019, our 2.125% 2019 euro Notes matured, and the related cross-currency swaps were settled.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts to hedge variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Consolidated Balance Sheets and are amortized into Interest expense, net, in the Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the year ended December 31, 2021, and amounts expected to be recognized during the subsequent 12 months are not material.

The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Years ended December 31,
Derivatives in cash flow hedging relationships	2021	2020	2019
Foreign currency contracts	$373	$(251)	$148
Cross-currency swap contracts	(214)	190	(21)
Total unrealized gains (losses)	$159	$(61)	$127
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of December 31, 2021 and 2020, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion and $5.9 billion, respectively, that hedge certain portions of our long-term debt issuances. See Note 15, Financing arrangements, for information on our interest rate swaps.
During the year ended December 31, 2021, we entered into interest rate swap contracts with an aggregate notional amount of $1.5 billion. Interest rate swaps with an aggregate notional value of $750 million were terminated in connection with the redemption of certain of our notes. The resulting gain on these terminations was immaterial.
During the year ended December 31, 2020, interest rate swaps with an aggregate notional value of $3.7 billion were terminated in connection with the redemption of certain of our notes. The terminations of these interest rate swaps resulted in a gain of $40 million, recognized in Interest expense, net, in the Consolidated Statements of Income. Additionally, we terminated $5.2 billion aggregate notional amount of interest rate swaps, which resulted in receipt of $576 million from the counterparties and which was included in Net cash provided by operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2020. This amount is being recognized as a reduction in Interest expense, net, in the Consolidated Statements of Income over the remaining life of the underlying notes. Immediately following the terminations of these interest rate swap contracts, we entered into new interest rate swap agreements at then-current interest rates on the same $5.2 billion principal amount of notes.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
	December 31,		December 31,
Consolidated Balance Sheets locations	2021	2020	2021	2020
Current portion of long-term debt	$85	$89	$85	$89
Long-term debt	$6,729	$6,258	$199	$477
____________
(1)Current portion of long-term debt includes $85 million and $89 million of carrying value with discontinued hedging relationships as of December 31, 2021 and 2020, respectively. Long-term debt includes $440 million and $525 million of carrying value with discontinued hedging relationships as of December 31, 2021 and 2020, respectively.
(2)Current portion of long-term debt includes $85 million and $89 million of hedging adjustments on discontinued hedging relationships as of December 31, 2021 and 2020, respectively. Long-term debt includes $340 million and $425 million of hedging adjustments on discontinued hedging relationships as of December 31, 2021 and 2020, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Year ended December 31, 2021
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$24,297	$259	$(1,197)
The effects of cash flow and fair value hedging:
Losses on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$(8)	$—	$—
Cross-currency swap contracts	$—	$(245)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$281
Derivatives designated as hedging instruments	$—	$—	$(192)

	Year ended December 31, 2020
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$24,240	$256	$(1,262)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$178	$—	$—
Cross-currency swap contracts	$—	$323	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$315
Derivatives designated as hedging instruments	$—	$—	$(204)

	Year ended December 31, 2019
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$22,204	$753	$(1,289)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$101	$—	$—
Cross-currency swap contracts	$—	$110	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(349)
Derivatives designated as hedging instruments	$—	$—	$352
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of December 31, 2021, we expected to reclassify $19 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of December 31, 2021, 2020 and 2019, the total notional amounts of these foreign currency forward contracts were $680 million, $1.0 billion and $1.2 billion, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the years ended December 31, 2021, 2020 and 2019.
The fair values of derivatives included in the Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
December 31, 2021	Consolidated Balance Sheets locations	Fair values	Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$183	Accrued liabilities/ Other noncurrent liabilities	$39
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	66	Accrued liabilities/ Other noncurrent liabilities	339
Interest rate swap contracts	Other current assets/ Other noncurrent assets	16	Accrued liabilities/ Other noncurrent liabilities	156
Total derivatives designated as hedging instruments		265		534
Total derivatives		$265		$534

	Derivative assets		Derivative liabilities
December 31, 2020	Consolidated Balance Sheets locations	Fair values	Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$28	Accrued liabilities/ Other noncurrent liabilities	$237
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	255	Accrued liabilities/ Other noncurrent liabilities	318
Interest rate swap contracts	Other current assets/ Other noncurrent assets	66	Accrued liabilities/ Other noncurrent liabilities	15
Total derivatives designated as hedging instruments		349		570
Total derivatives		$349		$570
Our derivative contracts that were in liability positions as of December 31, 2021, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our, or the surviving entity’s, creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right but not the obligation to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
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
Certain recent developments concerning our legal proceedings and other matters are discussed below:
ANDA Patent Litigation
Otezla ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
Beginning in June 2018, Celgene filed 19 separate lawsuits in the U.S. District Court for the District of New Jersey (the New Jersey District Court) against Alkem Laboratories Ltd. (Alkem); Amneal Pharmaceuticals LLC (Amneal); Annora Pharma Private Ltd. and Hetero USA Inc. (collectively, Hetero); Aurobindo Pharma Ltd. and Aurobindo Pharma USA Inc. (collectively, Aurobindo); Cipla Limited (Cipla Ltd); DRL; Emcure Pharmaceuticals Ltd. and Heritage Pharmaceuticals Inc. (collectively, Emcure); Glenmark Pharmaceuticals Ltd. (Glenmark); Macleods Pharmaceuticals Ltd. (Macleods); Mankind Pharma Ltd. (Mankind); MSN Laboratories Private Limited (MSN); Pharmascience Inc. (Pharmascience); Prinston Pharmaceutical Inc. (Prinston); Sandoz Inc. (Sandoz); Shilpa Medicare Ltd. (Shilpa); Teva Pharmaceuticals USA, Inc. and Actavis LLC (collectively, Actavis); Torrent Pharmaceuticals Ltd. (Torrent); Unichem Laboratories, Ltd. (Unichem); and Zydus Pharmaceuticals (USA) Inc. (Zydus), each for infringement of one or more of the following patents: U.S. Patent Nos. 6,962,940 (the ’940 Patent), 7,208,516 (the ’516 Patent), 7,427,638 (the ’638 Patent), 7,659,302 (the ’302 Patent), 7,893,101 (the ’101 Patent), 8,455,536 (the ’536 Patent), 8,802,717 (the ’717 Patent), 9,018,243 (the ’243 Patent) and 9,872,854 (the ’854 Patent), which are listed in the Orange Book for Otezla. Each of these lawsuits was based on each defendant’s submission of an ANDA seeking FDA approval to market a generic version of Otezla. The New Jersey District Court consolidated these 19 lawsuits for discovery and case management purposes into a single case, Celgene Corp. v. Sandoz Inc., et al. Each lawsuit seeks an order of the New Jersey District Court making any FDA approval of the respective defendant’s ANDA effective no earlier than the expiration of the applicable patents.
In August 2018, Celgene filed amended complaints against Alkem, Amneal, Aurobindo, Cipla Ltd, DRL, Glenmark, Pharmascience, Sandoz, Actavis, Unichem and Zydus additionally asserting U.S. Patent No. 9,724,330 (the ’330 Patent), which is listed in the Orange Book for Otezla. Between October 15 and November 27, 2018, Celgene filed amended complaints against Alkem, Amneal, Hetero, Aurobindo, Cipla Ltd, DRL, Emcure, Glenmark, Macleods, Mankind, MSN, Pharmascience, Prinston, Sandoz, Actavis, Torrent, Unichem and Zydus additionally asserting U.S. Patent No. 10,092,541 (the ’541 Patent), which is listed in the Orange Book for Otezla. Between March 1 and April 4, 2019, Celgene filed amended complaints against Hetero, MSN and Emcure for infringement of one or more of the above-listed patents. On October 1, 2019, Celgene filed an amended complaint against Mankind for infringement of the ’940, ’302, ’536, ’243 and ’330 Patents. On October 8, 2019, Celgene filed a separate lawsuit against Zydus in the New Jersey District Court for infringement of U.S. Patent Nos. 8,093,283 (the ’283 Patent) and 8,629,173, which are not listed in the Orange Book for Otezla. On December 19, 2019, the New Jersey District Court consolidated this lawsuit for discovery and case management purposes into the existing consolidated case, Celgene Corp. v. Sandoz Inc., et al. Each defendant has filed an answer to the above-listed complaints and amended complaints disputing infringement and/or validity of the patents asserted against it. Along with their answers, each of Alkem, Hetero, Cipla

Ltd, DRL, Emcure, Glenmark, Macleods, Mankind, Pharmascience, Sandoz, Shilpa, Actavis, Torrent, Unichem and Zydus filed declaratory judgment counterclaims asserting that some or all of the patents are not infringed and/or are invalid. In August 2019, based on a joint request by Celgene and Glenmark, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, having made, using, selling, offering to sell, importing, or distributing of Glenmark’s apremilast product during the term of the ’940, ’638, ’302, ’101, ’536, ’243, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement.
Following Amgen’s acquisition of the patents-in-suit and the new drug application for Otezla, on February 14, 2020, the New Jersey District Court issued an order substituting Amgen for Celgene as plaintiff in the consolidated action and all related actions, terminating Celgene as plaintiff in the consolidated action and all related actions, and amending the case caption in the consolidated action and all related actions to reflect Amgen as the sole plaintiff.
On March 25, 2020, based on a joint request by Amgen and Unichem, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Unichem’s apremilast product during the term of the ’940, ’638, ’302, ’101, ’536, ’243, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On April 3, 2020, based on a joint request by Amgen and Hetero, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Hetero’s apremilast product during the term of the ’940, ’516, ’638, ’302, ’101, ’536, ’717, ’243, ’330, ’854 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 28, 2020, based on a joint request by Amgen and Emcure, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Emcure’s apremilast product during the term of the ’638, ’101, ’854 and ’541 Patents unless authorized pursuant to a confidential settlement agreement. On July 7, 2020, the New Jersey District Court ordered a stipulated dismissal without prejudice of all claims, counterclaims, and affirmative defenses between Amgen and Sandoz with respect to the ’717, ’516 and ’854 Patents, leaving the ’940, ’302, ’536, ’243, ’330, ’638, ’101 and ’541 Patents asserted by Amgen against Sandoz in the litigation. On August 6, 2020, based on a joint request by Amgen and Mankind, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Mankind’s apremilast product during the term of the ’940, ’302, ’536, ’243, ’330, ’638, ’101 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On August 14, 2020, based on a joint request by Amgen and Macleods, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Macleods’ apremilast product during the term of the ’638 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On October 7, 2020, based on a joint request by Amgen and Amneal, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Amneal’s apremilast product during the term of the ’101, ’940, ’638, ’302, ’536, ’243, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On December 30, 2020, based on a joint request by Amgen and Shilpa, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Shilpa’s apremilast product during the term of the ’638, ’101 and ’854 Patents, unless authorized pursuant to a confidential settlement agreement. On January 26, 2021, based on a joint request by Amgen and Actavis, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Actavis’ apremilast product during the term of the ’940, ’516, ’638, ’302, ’536, ’717, ’330, ’854 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On March 24, 2021, based on a joint request by Amgen and Prinston, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Prinston’s apremilast product during the term of the ’638 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On April 6, 2021, based on a joint request by Amgen and Aurobindo, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Aurobindo’s apremilast product during the term of the ’940, ’516, ’638, ’302, ’101, ’536, ’717, ’243, ’330, ’854 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement.
On May 5, 2021, based on a joint request by Amgen and Cipla, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Cipla’s apremilast product during the term of the ’940, ’638, ’302, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 14, 2021, based on a joint request by Amgen and Torrent, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Torrent’s apremilast product during the term of the ’101, ’638, ’854 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 19, 2021, based on a joint request by Amgen and Alkem, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Alkem’s apremilast product during the term of the ’940, ’638, ’302, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On May 25, 2021, based on a joint request by Amgen and MSN, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of MSN’s apremilast product during the term of the ’940, ’638, ’302, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On June 11, 2021, based on a joint request by Amgen and Pharmascience, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of Pharmascience’s apremilast product during the term of the ’243, ’940, ’638, ’302, ’101, ’536, ’330 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement. On June 17, 2021, based on a joint request by Amgen and DRL, the New Jersey District Court entered a consent judgment and injunction prohibiting the making, using, selling, offering to sell, or importing of DRL’s apremilast product during the term of the ’638, ’101, ’536 and ’541 Patents, unless authorized pursuant to a confidential settlement agreement.
Trial on the consolidated patent infringement action against Sandoz and Zydus was held at the New Jersey District Court from June 14 to 25, 2021, with closing arguments on July 28, 2021.
On September 28, 2021, consistent with its September 20, 2021 opinion and order, the New Jersey District Court entered final judgment in favor of Amgen and against Zydus with respect to claims 3 and 6 of the ’638 Patent, claim 6 of the ’536 Patent and claims 2 and 27 of the ’283 Patent; and final judgment in favor of Zydus and against Amgen with respect to claims 1 and 15 of the ’101 Patent and claims 2, 19 and 21 of the ’541 Patent. The final judgment ordered that the effective date of any final approval by the FDA of Zydus’s ANDA must be after expiration of the three infringed patents (the ’638, ’536 and ’283 Patents) and any regulatory exclusivity to which Amgen may become entitled. The final judgment also includes an injunction prohibiting Zydus from making, using, offering to sell, or selling in the United States, or importing into the United States, Zydus’s generic apremilast products during the term of the three infringed patents. On October 27, 2021, Zydus filed a notice of appeal to the Federal Circuit Court with respect to the ’638 Patent. On October 28, 2021, Amgen filed a notice of appeal to the Federal Circuit Court.
On October 12, 2021, the New Jersey District Court also entered final judgment in favor of Amgen and against Sandoz with respect to claims 3 and 6 of the ’638 Patent, claim 6 of the ’536 Patent and claims 1 and 15 of the ’101 Patent; and final judgment in favor of Sandoz and against Amgen with respect to claims 2, 19 and 21 of the ’541 Patent. The final judgment ordered that the effective date of any final approval by the FDA of Sandoz’s ANDA must be after expiration of the three infringed patents (the ’638, ’536 and ’101 Patents) and any regulatory exclusivity to which Amgen may become entitled. The final judgment also includes an injunction prohibiting Sandoz from making, using, offering to sell, or selling in the United States, or importing into the United States, Sandoz’s generic apremilast products during the term of the three infringed patents. On November 9, 2021, Sandoz filed a notice of appeal to the Federal Circuit Court with respect to the ‘638 and ‘101 Patents. On November 10, 2021, Amgen filed a notice of appeal to the Federal Circuit Court.
ENBREL Patent Litigation
Immunex Corporation, et al. v. Samsung Bioepis Co., Ltd.
On April 30, 2019, two affiliates of Amgen Inc., Immunex Corporation and Amgen Manufacturing, Limited (collectively, Amgen), along with Hoffmann-La Roche Inc. (Roche), filed a lawsuit in the New Jersey District Court against Samsung Bioepis Co., Ltd. (Bioepis). This lawsuit stems from Bioepis’ submission of an application for FDA licensure of an etanercept product as biosimilar to Amgen’s ENBREL. Amgen and Roche have asserted infringement of five patents: U.S. Patent Nos. 8,063,182, 8,163,522 (the ’522 Patent), 7,915,225, 8,119,605 and 8,722,631. By their complaint, Amgen and Roche seek an injunction to prohibit Bioepis from commercializing its biosimilar etanercept product in the United States prior to the expiry of such patents. On August 5, 2019, Bioepis responded to the complaint, denying infringement and seeking judgment that the patents-in-suit are invalid, unenforceable and/or not infringed. On January 9, 2020 and subject to the terms of a confidential stipulation and court order of January 6, 2020, the New Jersey District Court entered a consent injunction that prohibits Bioepis from making, using, offering to sell, selling or importing into the United States Bioepis’ etanercept product. Amgen and Bioepis entered into an agreement with respect to an injunction regarding etanercept as set out in the New Jersey District Court’s order of January 6, 2020. On January 15, 2020, the New Jersey District Court entered an order administratively staying the case pursuant to a joint request of Amgen and Bioepis.
On November 2, 2021, Amgen and Bioepis, with the consent of Roche, jointly submitted to the New Jersey District Court a confidential stipulation and a form of final judgment and order of permanent injunction resolving the dispute between the parties and enjoining Bioepis from making, using, offering to sell, or selling within the United States, or importing into the United States, any product containing etanercept until the April 24, 2029 expiry of Roche’s ’522 Patent. On November 3, 2021, the New Jersey District Court entered final judgment and ordered a permanent injunction against Bioepis in conformity with the parties’ submission.

Repatha Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
In October 2014, Amgen initiated a series of lawsuits that were consolidated by the U.S. District Court for the District of Delaware (Delaware District Court) in December 2014 into a single case against Sanofi, Sanofi-Aventis U.S. LLC and Aventisub LLC, formerly doing business as Aventis Pharmaceuticals Inc. (collectively, Sanofi) and Regeneron Pharmaceuticals, Inc. (Regeneron), addressing seven of our patents: U.S. Patent Nos. 8,563,698; 8,829,165 (the ’165 Patent); 8,859,741 (the ’741 Patent); 8,871,913; 8,871,914; 8,883,983; and 8,889,834. These patents describe and claim monoclonal antibodies to PCSK9. By its complaints, Amgen seeks an injunction to prevent the infringing manufacture, use and sale of Sanofi and Regeneron’s alirocumab, a monoclonal antibody targeting PCSK9. In January 2016, the Delaware District Court granted Amgen’s motion to amend the complaint to add its affiliates, Amgen Manufacturing, Limited and Amgen USA Inc., as plaintiffs and to add the allegation that Sanofi and Regeneron’s infringement of Amgen’s patents is willful.
In February 2016, the Delaware District Court entered a stipulated order finding alirocumab and the drug product containing it, PRALUENT infringe certain of Amgen’s patents, including claims 2, 7, 9, 15, 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent. In March 2016, the Delaware District Court entered judgment in favor of Amgen following a five-day jury trial and a unanimous jury verdict that these patent claims are all valid. In January 2017, the Delaware District Court denied Sanofi and Regeneron’s post-trial motions seeking a new trial and for judgment as a matter of law, and granted Amgen’s motion for a permanent injunction prohibiting the infringing manufacture, use, sale, offer for sale or import of alirocumab in the United States. Sanofi and Regeneron filed an appeal of the judgment and the permanent injunction to the Federal Circuit Court. In February 2017, following a motion by Sanofi and Regeneron, the Federal Circuit Court entered a stay of the permanent injunction during the pendency of the appeal. In October 2017, the Federal Circuit Court reversed in part the judgment of the Delaware District Court and remanded for a new trial two of the patent validity defenses (lack of written description and enablement of the claimed inventions), and affirmed the Delaware District Court’s judgment of infringement of claims 2, 7, 9, 15, 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent and the third patent validity defense (finding that the claimed inventions were not obvious to a person of ordinary skill in the field of the patents).
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
On February 25, 2019, a jury of the Delaware District Court again unanimously upheld the validity of claims 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent. The jury also found that claims 7 and 15 of the ’165 Patent meet the enablement requirement, but are invalid for failure to meet the written description requirement. On March 18, 2019, Sanofi and Regeneron filed post-trial motions seeking to reverse the jury verdict against them or for a new trial, and Amgen filed a motion for a permanent injunction. On August 28, 2019, the Delaware District Court ruled on the post-trial motions, denying Sanofi and Regeneron’s request for a new trial and their request to reverse the jury verdict that the ’165 Patent and the ’741 Patent provide written description support for the claimed inventions. The Delaware District Court also ruled as a matter of law that claims 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent are invalid for failing to meet the enablement requirement, overturning the jury verdict.
On October 23, 2019, Amgen filed a notice of appeal to the Federal Circuit Court and based on the subsequent hearing, on February 11, 2021 the Federal Circuit Court issued a decision affirming the Delaware District Court’s ruling. Amgen filed a petition for rehearing en banc which was denied on June 21, 2021. On November 18, 2021, Amgen filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the invalidation of claims 19 and 29 of the ’165 Patent and claim 7 of the ’741 Patent as lacking an enabling disclosure of the invention. On January 11, 2022, the U.S. Supreme Court requested that Sanofi and Regeneron file a response to Amgen’s petition, which is due March 14, 2022.
Patent Disputes in the International Region
We are involved in and expect future involvement in additional disputes regarding our PCSK9 patents in other jurisdictions and regions. This includes matters filed against us and that we have filed in Germany, Spain and Japan.

In February 2016, the European Patent Office (EPO) granted European Patent No. 2,215,124 (EP 2,215,124) to Amgen. This patent describes and claims monoclonal antibodies to PCSK9 and methods of treatment and Sanofi filed an opposition to the patent in the EPO seeking to invalidate it. In November 2016, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A. and Sanofi Winthrop Industrie S.A. filed a joint opposition against Amgen’s patent, and each of Lilly, Regeneron and Strawman Ltd. also filed oppositions to Amgen’s patent. In November 2018, the EPO confirmed the validity of Amgen’s EP 2,215,124, which was appealed to the Technical Board of Appeal (TBA). On October 29, 2020, the TBA upheld the validity of certain claims, including claims that protect Repatha, but ruled that broader claims encompassing PRALUENT were invalid. As a result of the TBA’s decision, national litigations regarding PRALUENT in Europe are in the process of being resolved. In Germany, Sanofi-Aventis Deutschland GmbH and Regeneron have filed actions seeking damages arising from the provisional enforcement of an injunction against PRALUENT that was lifted after the TBA’s October 29, 2020 ruling.
On April 24, 2020, the Supreme Court of Japan declined to hear Sanofi K.K.’s appeals making final the Japanese High Court’s decisions that PRALUENT infringes Amgen’s valid patent rights in Japan. On June 24, 2020, Amgen filed written answers to the invalidity trials initiated by Regeneron on February 12, 2020 before the Japan Patent Office seeking to invalidate Amgen’s Japanese patents that were previously held infringed by PRALUENT and valid over challenges filed by Sanofi K.K. The Japanese Patent Office dismissed Regeneron’s invalidity trials and Regeneron has appealed the decisions to the Japanese High Court. Damages proceedings against Sanofi K.K. are ongoing before the Tokyo District Court, where Sanofi K.K. has initiated new validity challenges to Amgen patents in Japan.
NEUPOGEN (filgrastim)/Neulasta Patent Litigation
Amgen Inc., et al. v. Hospira Inc. et al.
On February 11, 2020, Amgen Inc. and its wholly owned subsidiary, Amgen Manufacturing, Limited (collectively, Amgen), filed a lawsuit in the Delaware District Court against Hospira Inc. and Pfizer Inc. (collectively, Pfizer). This lawsuit stems from Pfizer’s submission of an application for FDA licensure of a pegfilgrastim product as biosimilar to Amgen’s Neulasta. Amgen has asserted infringement of U.S. Patent No. 8,273,707 (the ’707 Patent) and seeks, among other remedies, injunctive relief to prohibit Pfizer from infringing the ’707 Patent. On March 4, 2020, Pfizer filed a motion requesting the Delaware District Court to dismiss the complaint by Amgen alleging noninfringement of the ’707 Patent. In June 2020, the FDA approved Pfizer’s NYVEPRIA, a biosimilar to Amgen’s Neulasta.
On April 6, 2021, the Delaware District Court stayed further proceedings in the matter pending claim construction of the patent claims and, based on a subsequent hearing, determined on June 11, 2021 that the term at issue required no construction. Currently pending before the Delaware District Court is Pfizer’s motion for summary judgment of noninfringement, which has been fully briefed. No date has been set for argument on the motion.
Patent Trial and Appeal Board (PTAB) Challenge
Apotex PTAB Challenge
In February 2017, the PTAB of the USPTO granted Apotex’s petition to institute inter partes review (IPR) proceeding of U.S. Patent No. 8,952,138 (the ’138 Patent), challenging claims of the ’138 Patent as unpatentable. In May 2017, Amgen filed its response. In February 2018, the PTAB issued a final decision holding all but one claim of the ’138 Patent as unpatentable and Apotex filed a request for rehearing in March 2018.
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
On July 14, 2020, Amgen and Apotex filed a joint motion to terminate the IPR proceedings stating that there is no current dispute between the parties with respect to the ’138 Patent. On July 29, 2020, the U.S. government filed a petition for writ of certiorari with respect to the cases that the Federal Circuit Court remanded to the PTAB, including the case regarding the ’138 Patent, for proceedings consistent with its decision in Arthrex Inc. v. Smith & Nephew, Inc., requesting that such remanded cases be held pending the U.S. Supreme Court’s disposition of the petition for writ of certiorari in United States v. Arthrex, Inc., No. 19-1434. On August 25, 2020, Amgen filed its response to the U.S. government’s petition for writ of certiorari indicating that Amgen did not intend to respond unless requested by the U.S. Supreme Court.

On June 21, 2021, the U.S. Supreme Court decided United States v. Arthrex, Inc. On June 28, 2021, the U.S. Supreme Court granted the government’s pending certiorari petition and vacated and remanded the Federal Circuit Court’s judgment for further consideration under Arthrex.
On September 2, 2021, the Federal Circuit Court issued a remand to permit Amgen to request rehearing of the PTAB’s final written decision holding that all claims of the ’138 Patent as unpatentable.
On October 4, 2021, Amgen filed a request for the USPTO Director for a rehearing and review of the Final Written Decision pursuant to Arthrex. On November 22, 2021, the Director denied this request. On December 6, 2021, Amgen filed the Notice of Director review with the patent office.
Pfizer PTAB Challenge
On February 10, 2021, Pfizer filed a petition to institute IPR proceeding at the USPTO of U.S. Patent No. 8,273,707 (the ’707 Patent), challenging claims of the ’707 Patent as unpatentable. Amgen’s preliminary response was filed on May 18, 2021.
On August 17, 2021, the PTAB of the USPTO granted Pfizer’s petition to institute IPR of the ’707 Patent. On August 23, 2021, the PTAB issued the schedule for the proceeding, including oral argument (if requested) on May 18, 2022. On November 17, 2021, Amgen filed its Patent Owner’s Response.
Breach of Contract Action
Novartis Pharma AG v. Amgen Inc.
On April 4, 2019, Amgen filed a lawsuit in the U.S. District Court for the Southern District of New York (the New York Southern District Court) against Novartis seeking a declaratory judgment that Novartis materially breached two collaboration agreements Amgen and Novartis entered into in 2015 and 2017 (the 2015 Agreement and the 2017 Agreement, respectively) related to the development and commercialization of Aimovig due to Novartis’ affiliate Sandoz GmbH entering into a contract manufacturing agreement with Alder BioPharmaceuticals, Inc. (Alder) related to eptinezumab, an expected direct competitor to Aimovig and entrant in the CGRP-related migraine therapy market. Amgen seeks to terminate its collaboration agreements with Novartis and also seeks damages from Novartis for breach of contract and negligent misrepresentation. Also on April 4, 2019, Novartis initiated a separate lawsuit against Amgen in the same court seeking declaratory judgment that Novartis, alternatively, did not materially breach the collaboration agreements or, even if it did breach the collaboration agreements, such breach was not material and has been cured, and that Amgen may not terminate the collaboration agreements. On April 8, 2019, Amgen answered Novartis’ complaint and filed counterclaims seeking a declaratory judgment that Novartis materially breached the collaboration agreements due to its affiliate Sandoz GmbH entering into the contract manufacturing agreement with Alder. In its counterclaim, Amgen seeks to terminate its collaboration agreements with Novartis and also seeks damages from Novartis for breach of contract and negligent misrepresentation. On July 16, 2019, Novartis filed an amended complaint adding a claim for breach of contract alleging Novartis is owed amounts associated with 2018 budget overruns, and Amgen responded with a counterclaim alleging additional breaches by Novartis of the collaboration agreements. On September 17, 2019 and October 8, 2019, Novartis and Amgen, respectively, each filed its motion for judgment on the pleadings. On February 3, 2020, Amgen was granted leave to file its amended counterclaims. On February 4, 2020, Amgen filed its amended answer to Novartis’ first amended complaint and second amended counterclaims for affirmative relief to add a fraudulent inducement claim. On February 18, 2020, Novartis filed its answer and affirmative defenses to Amgen’s second amended counterclaims.
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
On June 2, 2021, the parties executed agreements to settle two claims in the litigation, relating to the 2018 budget overrun dispute and certain counterclaims alleging breaches by Novartis of the 2015 and 2017 Agreements related to the development and commercialization of Aimovig, and to amend and restate the 2017 collaboration agreement. As part of the agreement, Amgen paid $48 million to Novartis to resolve the 2018 budget dispute.
On October 26, 2021, the New York Southern District Court held a status conference with the parties and set the dates for Novartis’ opening brief for its motion for partial summary judgment on two claims, fraudulent inducement and negligent misrepresentation.
On January 31, 2022, the parties resolved all claims in the litigation.

Antitrust Class Action
Sensipar Antitrust Class Actions
From February to April 2019, four plaintiffs filed putative class action lawsuits against Amgen and various entities affiliated with Teva Pharmaceuticals USA, Inc. (Teva) alleging anticompetitive conduct in connection with settlements between Amgen and manufacturers of generic cinacalcet product. Two of those actions were brought in the Delaware District Court, captioned UFCW Local 1500 Welfare Fund v. Amgen Inc., et al. (February 21, 2019) (Local 1500) and Cesar Castillo, Inc. v. Amgen Inc., et al. (February 26, 2019) (Castillo). The third action was brought in the New Jersey District Court, captioned Teamsters Local 237 Welfare Fund, et al. v. Amgen Inc., et al. (March 14, 2019) (Local 237) and the fourth action was brought in the U.S. District Court for the Eastern District of Pennsylvania (the Eastern Pennsylvania District Court), captioned KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc. v. Amgen Inc., et al (April 10, 2019) (KPH). Each of the lawsuits is brought on behalf of a putative class of direct or indirect purchasers of Sensipar and alleges that the plaintiffs have overpaid for Sensipar as a result of Amgen’s conduct that allegedly improperly delayed market entry by manufacturers of generic cinacalcet products. The lawsuits focus predominantly on the settlement among Amgen, Watson Laboratories, Inc. (Watson) and Teva of the parties’ patent infringement litigation. Each of the lawsuits seeks, among other things, treble damages, equitable relief and attorneys’ fees and costs. On April 10, 2019, the plaintiff in the KPH lawsuit filed a motion seeking to have the four lawsuits consolidated and designated as a multidistrict litigation (MDL) in the Eastern Pennsylvania District Court, and the plaintiff in the Local 1500 lawsuit filed a motion seeking to have the four lawsuits, along with Cipla Ltd. v. Amgen Inc., consolidated and designated as an MDL in the Delaware District Court.
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
On February 16, 2021, the plaintiffs in the antitrust class action lawsuit brought on behalf of putative classes of direct or indirect purchasers of Sensipar filed their amended complaints. On March 4, 2021, a stipulation and order regarding the filing of a second amended complaint were filed to add another plaintiff: Teamsters Western Region & Local 177 Health Care Fund. On March 17, 2021, a defendant, MSP Recovery Claims, Series LLC, filed its notice of voluntary dismissal. On March 30, 2021, the remaining defendants, including Amgen, filed their motions to dismiss the second amended complaint.
On April 27, 2021, plaintiffs filed their oppositions to defendants’ (including Amgen’s) motion to dismiss, and defendants’ reply was filed on May 25, 2021. A hearing on defendants’ motion to dismiss was held in the Delaware District Court on July 13, 2021.
Humira Biosimilar Antitrust Class Actions
From March to May 2019, twelve purported class actions against Amgen, along with AbbVie Inc. and AbbVie Biotechnology Ltd. (collectively, AbbVie), were filed in the U.S. District Court for the Northern District of Illinois (the Illinois Northern District Court). The cases are captioned: UFCW Local 1500 Welfare Fund v. AbbVie Inc., et al. (March 18, 2019) (Local 1500); Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund v. AbbVie Inc., et al. (March 20, 2019); Mayor and City Council of Baltimore v. AbbVie Inc., et al. (March 22, 2019); Pipe Trades Services MN Welfare Fund v. AbbVie Inc., et al. (March 29, 2019); St. Paul Electrical Workers’ Health Plan v. AbbVie Inc., et al. (March 29, 2019); Welfare Plan of the International Union of Operating Engineers Locals 137, 137A, 137B, 137C and 137R v. AbbVie Inc., et al. (April 1,

2019); Law Enforcement Health Benefits, Inc. v. AbbVie, Inc., et al. (April 9, 2019) (Law Enforcement); Kentucky Laborers District Council Health and Welfare Fund v. AbbVie, Inc., et al. (April 16, 2019); Sheet Metal Workers’ Local Union No. 28 Welfare Fund v. AbbVie, Inc., et al. (April 19, 2019) (Sheet Metal Workers’); Locals 302 & 612 of The International Union of Operating Engineers-Employers Construction Industry Health And Security Trust Fund v. AbbVie Inc., et al. (April 25, 2019) (Construction Industry); Louisiana Health Service & Indemnity Co., d/b/a Blue Cross and Blue Shield of Louisiana and HMO Louisiana, Inc. v. AbbVie Inc., et al. (April 30, 2019) (Louisiana Health); and Cleveland Bakers and Teamsters Health and Welfare Fund v. AbbVie Inc., et al. (May 10, 2019) (Cleveland Bakers) (collectively, Humira Antitrust Class Actions).
In each of the Humira Antitrust Class Actions, the plaintiffs bring federal antitrust claims along with various state law claims under common law and antitrust, consumer protection and unfair competition statutes. In each case, the plaintiffs specifically allege that AbbVie has unlawfully monopolized the alleged market for Humira and biosimilars of Humira, including by creating an allegedly unlawful so-called patent thicket around Humira. In the Local 1500, Sheet Metal Workers’ and Construction Industry cases, the plaintiffs further allege that AbbVie entered into allegedly unlawful market division agreements with Amgen and other companies that had developed Humira biosimilars, including Bioepis, Mylan, Sandoz, Fresenius Kabi USA, LLC (Fresenius), Pfizer Inc. and Momenta Pharmaceuticals, Inc., in connection with the settlement of patent litigation relating to Humira, whereby Amgen and the other defendants that have developed Humira biosimilars were permitted to market those products in Europe as early as October 2018, while remaining off the market in the United States until 2023. In each of the Humira Antitrust Class Actions other than the Local 1500 and Construction Industry cases, the plaintiffs allege that AbbVie and Amgen entered into an allegedly unlawful settlement agreement under which Amgen allegedly agreed to delay its entry into the U.S. market with AMGEVITA, its Humira biosimilar, in exchange for an alleged promise of exclusivity as the sole Humira biosimilar in that market for five months, beginning in January 2023. In each of the Humira Antitrust Class Actions, plaintiffs seek injunctive relief, treble damages and attorney’s fees on behalf of a putative class of third-party payers and/or consumers that have indirectly purchased, paid for or provided reimbursement for Humira in the United States. Defendants’ responses to the first six complaints were stayed by the court. On June 4, 2019, the Illinois Northern District Court entered an order consolidating the twelve purported class action cases for pre-trial purposes.
On August 9, 2019, the plaintiffs filed their consolidated complaint, naming as defendants Amgen, along with AbbVie, Bioepis, Sandoz and Fresenius. On October 11, 2019, the defendants filed a joint motion to dismiss the consolidated complaint (as well as brief individual motions), challenging the legal sufficiency of the plaintiffs’ allegations to state any claim for relief under the law. On November 19, 2019, plaintiffs filed their opposition to the motion to dismiss. On December 20, 2019, defendants filed their reply in support of the motion to dismiss. On June 8, 2020, the Illinois Northern District Court issued an order granting the motion by the defendants to dismiss the consolidated class action complaint. On June 29, 2020, the plaintiffs filed a status report asking the Illinois Northern District Court to convert the dismissal to one with prejudice. On June 30, 2020, the Illinois Northern District Court granted the motion. On July 28, 2020, the plaintiffs filed a notice of appeal. On October 5, 2020, the plaintiffs-appellants filed their opening brief to the U.S. Court of Appeals for the Seventh Circuit. Plaintiffs-appellants amicus briefs were filed in October 2020, including one by the FTC and one on behalf of 20 states, each filed on October 13, 2020. On December 21, 2020, the defendants-appellees filed their opposition brief. Defendants-appellees amicus briefs, including one by the DoJ, were filed on December 28, 2020. On February 25, 2021, oral argument was held by the U.S. Court of Appeals for the Seventh Circuit on the appeal by plaintiffs-appellants of the lower court’s dismissal of the consolidated complaint with prejudice.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 6, Income taxes, for discussion of the IRS tax dispute and the Company’s petition in the U.S. Tax Court.

Commitments – U.S. repatriation tax
Under the 2017 Tax Act, we elected to pay in eight annual installments the repatriation tax related primarily to prior indefinitely invested earnings of our foreign operations. The following table summarizes the remaining scheduled repatriation tax payments as of December 31, 2021 (in millions):

Amounts
2022	$587
2023	1,100
2024	1,467
2025	1,834
Total remaining U.S. repatriation tax commitments	$4,988

SCHEDULE II
AMGEN INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2021, 2020 and 2019
(In millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Other additions	Deductions	Balance at end of period
Year ended December 31, 2021	$32	$—	$—	$(6)	$26
Year ended December 31, 2020	$26	$8	$—	$(2)	$32
Year ended December 31, 2019	$48	$—	$—	$(22)	$26