Form 10-Q
period 2022-03-31
AMGEN INC
filed 2022-04-28
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☑
As of April 22, 2022, the registrant had 534,199,933 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q—including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
ANDA	Abbreviated New Drug Application
AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase
BeiGene	BeiGene, Ltd.
BiTE®	bispecific T-cell engager
COVID-19	coronavirus disease 2019
EPS	earnings per share
ESA	erythropoiesis-stimulating agent
EU	European Union
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
HGRAC	Human Genetic Resources Administration of China
IPR&D	in-process research and development
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
mCRPC	metastatic castration-resistant prostate cancer
MD&A	management’s discussion and analysis
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
NSCLC	non-small cell lung cancer
OECD	Organization for Economic Co-operation and Development
ORR	objective response rate
PFS	progression-free survival
PTAB	Patent Trial and Appeal Board
R&D	research and development
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SG&A	selling, general and administrative
Teneobio	Teneobio, Inc.
U.S. Treasury	U.S. Department of Treasury
UTB	unrecognized tax benefit

ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
Aimovig	Aimovig® (erenumab-aooe)
AMGEVITA	AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
BLINCYTO	BLINCYTO® (blinatumomab)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
KANJINTI	KANJINTI® (trastuzumab-anns)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS® / LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Onpro	Onpro®
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
Prolia	Prolia® (denosumab)
Repatha	Repatha® (evolocumab)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TEZSPIRE	TEZSPIRE™ (tezepelumab-ekko)
Vectibix	Vectibix® (panitumumab)
XGEVA	XGEVA® (denosumab)

iii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Product sales	$5,731	$5,592
Other revenues	507	309
Total revenues	6,238	5,901

Operating expenses:
Cost of sales	1,561	1,490
Research and development	959	967
Selling, general and administrative	1,228	1,254
Other	(10)	61
Total operating expenses	3,738	3,772

Operating income	2,500	2,129

Other income (expense):
Interest expense, net	(295)	(285)
Other (expense) income, net	(530)	13

Income before income taxes	1,675	1,857

Provision for income taxes	199	211

Net income	$1,476	$1,646

Earnings per share:
Basic	$2.69	$2.85
Diluted	$2.68	$2.83

Shares used in calculation of earnings per share:
Basic	548	577
Diluted	551	581

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Net income	$1,476	$1,646
Other comprehensive income, net of reclassification adjustments and taxes:
Foreign currency translation	(51)	(39)
Cash flow hedges	84	190
Other	—	1
Other comprehensive income, net of reclassification adjustments and taxes	33	152
Comprehensive income	$1,509	$1,798

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,528	$7,989
Marketable securities	16	48
Trade receivables, net	5,077	4,895
Inventories	4,411	4,086
Other current assets	2,488	2,367
Total current assets	18,520	19,385

Property, plant and equipment, net	5,142	5,184
Intangible assets, net	14,567	15,182
Goodwill	14,897	14,890
Other noncurrent assets	6,070	6,524
Total assets	$59,196	$61,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,403	$1,366
Accrued liabilities	10,639	10,731
Current portion of long-term debt	844	87
Total current liabilities	12,886	12,184

Long-term debt	36,010	33,222
Long-term tax liabilities	6,652	6,594
Other noncurrent liabilities	2,732	2,465

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—534.2 shares in 2022 and 558.3 shares in 2021	31,247	32,096
Accumulated deficit	(29,568)	(24,600)
Accumulated other comprehensive loss	(763)	(796)
Total stockholders’ equity	916	6,700
Total liabilities and stockholders’ equity	$59,196	$61,165

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	558.3	$32,096	$(24,600)	$(796)	$6,700
Net income	—	—	1,476	—	1,476
Other comprehensive income, net of taxes	—	—	—	33	33
Dividends declared on common stock ($1.94 per share)	—	—	(1,034)	—	(1,034)
Issuance of common stock in connection with the Company’s equity award programs	0.5	18	—	—	18
Stock-based compensation expense	—	78	—	—	78
Tax impact related to employee stock-based compensation expense	—	(45)	—	—	(45)
Repurchases of common stock (Note 10)	(24.6)	(900)	(5,410)	—	(6,310)
Balance as of March 31, 2022	534.2	$31,247	$(29,568)	$(763)	$916

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	578.3	$31,802	$(21,408)	$(985)	$9,409
Net income	—	—	1,646	—	1,646
Other comprehensive income, net of taxes	—	—	—	152	152
Dividends declared on common stock ($1.76 per share)	—	—	(1,012)	—	(1,012)
Issuance of common stock in connection with the Company’s equity award programs	0.7	6	—	—	6
Stock-based compensation expense	—	57	—	—	57
Tax impact related to employee stock-based compensation expense	—	(59)	—	—	(59)
Repurchases of common stock	(3.7)	—	(865)	—	(865)
Balance as of March 31, 2021	575.3	$31,806	$(21,639)	$(833)	$9,334

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,476	$1,646
Depreciation, amortization and other	841	841
Deferred income taxes	(251)	(91)
Adjustments for equity method investments	305	(85)
Other items, net	240	164
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(195)	91
Inventories	(230)	(126)
Other assets	(43)	(146)
Accounts payable	42	(29)
Accrued income taxes, net	318	52
Long-term tax liabilities	57	69
Other liabilities	(396)	(282)
Net cash provided by operating activities	2,164	2,104
Cash flows from investing activities:
Purchases of marketable securities	—	(7,597)
Proceeds from sales of marketable securities	—	3,999
Proceeds from maturities of marketable securities	32	3,524
Purchases of property, plant and equipment	(190)	(166)
Other	47	(79)
Net cash used in investing activities	(111)	(319)
Cash flows from financing activities:
Net proceeds from issuance of debt	3,952	—
Repurchases of common stock (Note 10)	(6,360)	(871)
Dividends paid	(1,080)	(1,016)
Other	(26)	(52)
Net cash used in financing activities	(3,514)	(1,939)
Decrease in cash and cash equivalents	(1,461)	(154)
Cash and cash equivalents at beginning of period	7,989	6,266
Cash and cash equivalents at end of period	$6,528	$6,112

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2022 and 2021, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Amgen as well as its majority-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity, we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of or the right to receive benefits from the entity that could potentially be significant to that entity. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.9 billion and $8.8 billion as of March 31, 2022 and December 31, 2021, respectively.
Recent accounting pronouncements
In March 2020, the FASB issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity is permitted to change the reference rate without having to dedesignate the hedging relationship. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022. In January 2021, the FASB issued a new accounting standard that expanded the scope of the original March 2020 standard to include derivative instruments on discounting transactions. We do not expect the two standards to have a material impact on our condensed consolidated financial statements.
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

2. Acquisitions
Teneobio, Inc.
On October 19, 2021, we acquired all of the outstanding stock of Teneobio, a privately held, clinical-stage biotechnology company developing a new class of biologics called human heavy-chain antibodies, which are single-chain antibodies composed of the human heavy-chain domain. The transaction, which was accounted for as a business combination, includes Teneobio’s proprietary bispecific and multispecific antibody technologies, which complement Amgen’s existing antibody capabilities and BiTE® platform and will enable significant acceleration and efficiency in the discovery and development of new molecules to treat diseases across Amgen’s core therapeutic areas. Upon its acquisition, Teneobio became a wholly owned subsidiary of Amgen, and its operations have been included in our condensed consolidated financial statements commencing on the acquisition date.
Measurement period adjustments for the three months ended March 31, 2022, included changes to the purchase price allocation and total consideration, resulting in a net increase of $22 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. These adjustments did not have a significant impact on Amgen’s results of operations for the three months ended March 31, 2022, and would not have had a significant impact on prior-period results if these adjustments had been made as of the acquisition date. The following table summarizes the total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Amounts
Cash purchase price	$993
Contingent consideration	299
Total consideration	$1,292

Cash and cash equivalents	$100
IPR&D	991
Finite-lived intangible asset – R&D technology rights	115
Finite-lived intangible assets – licensing rights	41
Goodwill	273
Other assets, net	16
Deferred tax liability	(244)
Total assets acquired, net	$1,292
The consideration for this transaction comprised (i) an upfront cash payment of $993 million, which included a working-capital adjustment, and (ii) future contingent milestone payments to Teneobio’s former equity holders of up to $1.6 billion in cash, based on the achievement of various development and regulatory milestones with regard to the leading asset (AMG 340, formerly TNB-585) and to various development milestones for other drug candidates. The estimated fair values of the contingent consideration obligations aggregated $299 million as of the acquisition date and were determined using a probability-weighted expected return methodology. The assumptions in this method include the probability of achieving the milestones and the expected payment dates, with such amounts discounted to present value based on our pre-tax cost of debt. See Note 11, Fair value measurement, for information regarding the estimated fair value of these obligations as of March 31, 2022.
The estimated fair values of acquired IPR&D assets totaled $991 million, of which $784 million relates to AMG 340, that is in a phase 1 clinical trial for the treatment of mCRPC, and the balance relates to four separate preclinical oncology programs. The R&D technology rights of $115 million relate to Teneobio’s proprietary bispecific and multispecific antibody technologies and will be amortized over 10 years using the straight-line method. Teneobio has also licensed its technology and certain identified targets to various third parties, representing contractual agreements valued at $41 million. The estimated fair values for these intangible assets were determined using a multi-period excess earnings income approach that discounts expected future cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The projected cash flows were based on certain assumptions attributable to the respective intangible asset, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies.

A deferred tax liability of $244 million was recognized on the temporary differences related to the book bases and tax bases of the acquired identifiable assets and assumed liabilities, primarily driven by the intangible assets acquired.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $273 million was recorded as goodwill, which is not deductible for tax purposes. The goodwill value represents expected synergies from both AMG 340 and the technologies acquired.
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
Revenues were as follows (in millions):

	Three months ended March 31,
	2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total
Enbrel	$843	$19	$862	$894	$30	$924
Prolia	582	270	852	501	257	758
XGEVA	368	134	502	334	134	468
Otezla	350	101	451	366	110	476
Aranesp	137	221	358	125	230	355
Neulasta	304	44	348	421	61	482
Repatha	165	164	329	139	147	286
KYPROLIS	196	91	287	159	92	251
Nplate	156	110	266	112	115	227
Other products	936	540	1,476	852	513	1,365
Total product sales(1)	$4,037	$1,694	5,731	$3,903	$1,689	5,592
Other revenues			507			309
Total revenues			$6,238			$5,901
____________
(1)    Hedging gains and losses, which are included in product sales, were not material for the three months ended March 31, 2022 and 2021.

4. Income taxes
The effective tax rates for the three months ended March 31, 2022 and 2021, were 11.9% and 11.4%, respectively.
The increase in our effective tax rate for the three months ended March 31, 2022, was primarily due to current year net unfavorable items compared to last year, offset by changes in earnings mix. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States treated as a foreign jurisdiction for U.S. tax purposes, that are subject to a tax incentive grant through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
The U.S. territory of Puerto Rico imposes an excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. The rate of 4% is effective through December 31, 2027. We account for the excise tax as a manufacturing cost that is capitalized in inventory and expensed in cost of sales when the related products are sold. For U.S. income tax purposes, in 2022 the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can and have arisen with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. Tax authorities (including the IRS) are becoming more aggressive and are particularly focused on such matters.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for 2010, 2011 and 2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for 2010-2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for 2010-2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In April 2022, we received a Notice that seeks to increase our U.S. taxable income for 2013-2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for 2013-2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010-2012 and 2013-2015 Notices are without merit. We are contesting the 2010-2012 Notices through the judicial process, and we expect to file a Petition in the U.S. Tax Court to contest the 2013-2015 Notice through the judicial process. We will seek consolidation of the two periods into one case in Tax Court.
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
See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Income Taxes for further discussion and Part II, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability.

During the three months ended March 31, 2022, the gross amounts of our UTBs increased $45 million, as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2022, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended March 31,
	2022	2021
Income (Numerator):
Net income for basic and diluted EPS	$1,476	$1,646

Shares (Denominator):
Weighted-average shares for basic EPS	548	577
Effect of dilutive securities	3	4
Weighted-average shares for diluted EPS	551	581

Basic EPS	$2.69	$2.85
Diluted EPS	$2.68	$2.83
For the three months ended March 31, 2022 and 2021, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of March 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$16	$—	$—	$16
U.S. Treasury bills	—	—	—	—
Money market mutual funds	5,837	—	—	5,837
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$5,853	$—	$—	$5,853

Types of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	1	—	—	1
Total interest-bearing securities	$7,304	$—	$—	$7,304
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	March 31, 2022	December 31, 2021
Cash and cash equivalents	$5,837	$7,256
Marketable securities	16	48
Total interest-bearing securities	$5,853	$7,304
Cash and cash equivalents in the above table excludes bank account cash of $691 million and $733 million as of March 31, 2022 and December 31, 2021, respectively.
The fair values of available-for-sale investments by contractual maturity were as follows (in millions):

Contractual maturities	March 31, 2022	December 31, 2021
Maturing in one year or less	$5,853	$7,304
Total available-for-sale investments	$5,853	$7,304
For the three months ended March 31, 2022 and 2021, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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

Equity securities
We held investments in equity securities with readily determinable fair values (publicly traded securities) of $473 million and $611 million as of March 31, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, net unrealized losses on publicly traded securities were $170 million and $56 million, respectively. Realized gains and losses on sales of publicly traded securities for the three months ended March 31, 2022 and 2021, were not material.
We held investments of $261 million and $262 million in equity securities without readily determinable fair values as of March 31, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, upward adjustments and downward adjustments on these securities were not material. Adjustments were based on observable price transactions.
Equity method investments
BeiGene, Ltd.
As of March 31, 2022 and December 31, 2021, we had an ownership interest of approximately 18.4% in BeiGene, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. We amortize the difference between the fair value of equity securities acquired and our proportionate share of the carrying value of the underlying net assets of BeiGene over the useful lives of the assets that gave rise to this basis difference. This amortization and our share of the results of operations of BeiGene are included in Other (expense) income, net, in the Condensed Consolidated Statements of Income one quarter in arrears.
During the three months ended March 31, 2022 and 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net losses of $108 million and $97 million, respectively, and amortization of the basis difference of $47 million and $42 million, respectively. As of March 31, 2022 and December 31, 2021, the carrying values of our investment in BeiGene totaled $2.6 billion and $2.8 billion, respectively, and the fair values of the investment totaled $3.6 billion and $5.1 billion, respectively. As of March 31, 2022, we believe the carrying value of our equity investment in BeiGene is fully recoverable.
Neumora Therapeutics, Inc.
On September 30, 2021, we acquired approximately 25.9% ownership interest in Neumora, a privately held company, for $257 million, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets, in exchange for a $100 million cash payment and $157 million in noncash consideration primarily related to future services. Although our equity investment provides us with the ability to exercise significant influence over Neumora, we have elected the fair value option to account for our equity investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. As of March 31, 2022 and December 31, 2021, our ownership interest in Neumora was 25.8% and 25.9%, respectively, and the fair values of our investment were $170 million and $220 million, respectively. Accordingly, during the three months ended March 31, 2022, we recognized a loss of $50 million for the reduction in fair value of our investment in Other (expense) income, net, in the Condensed Consolidated Statements of Income. For information on determination of fair values, see Note 11, Fair value measurement.
Limited partnerships
We held limited partnership investments of $403 million and $573 million as of March 31, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of March 31, 2022, unfunded additional commitments to be made for these investments during the next several years were $182 million. During the three months ended March 31, 2022 and 2021, we recognized net losses of $160 million and net gains of $208 million, respectively, in Other (expense) income, net in the Condensed Consolidated Statements of Income on these investments.

7. Inventories
Inventories consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Raw materials	$750	$647
Work in process	2,582	2,367
Finished goods	1,079	1,072
Total inventories	$4,411	$4,086

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Three months ended March 31, 2022
Beginning balance	$14,890
Goodwill resulting from acquisition of a business(1)	22
Currency translation adjustment	(15)
Ending balance	$14,897
____________
(1)    Composed of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in the acquisition of Teneobio (see Note 2, Acquisitions).

Other intangible assets
Other intangible assets consisted of the following (in millions):

	March 31, 2022			December 31, 2021
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,550	$(13,316)	$12,234	$25,561	$(12,769)	$12,792
Licensing rights	3,864	(3,013)	851	3,807	(2,973)	834
Marketing-related rights	1,350	(1,129)	221	1,354	(1,112)	242
Research and development technology rights	1,386	(1,146)	240	1,377	(1,133)	244
Total finite-lived intangible assets	32,150	(18,604)	13,546	32,099	(17,987)	14,112
Indefinite-lived intangible assets:
In-process research and development	1,021	—	1,021	1,070	—	1,070
Total other intangible assets	$33,171	$(18,604)	$14,567	$33,169	$(17,987)	$15,182

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

During the three months ended March 31, 2022 and 2021, we recognized amortization associated with our finite-lived intangible assets of $637 million and $654 million, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining nine months ending December 31, 2022, and the years ending December 31, 2023, 2024, 2025, 2026 and 2027, are $1.9 billion, $2.5 billion, $2.5 billion, $2.4 billion, $1.7 billion and $1.8 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	March 31, 2022	December 31, 2021
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	$759	$767
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	830	853
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	624	643
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	1,750
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
1.65% notes due 2028 (1.65% 2028 Notes)	1,250	1,250
3.00% notes due 2029 (3.00% 2029 Notes)	750	—
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	920	947
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,250	1,250
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	1,150	1,150
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	1,350	1,350
4.20% notes due 2052 (4.20% 2052 Notes)	1,000	—
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,250	—
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,253)	(1,213)
Fair value adjustments	(53)	284
Other	14	15
Total carrying value of debt	36,854	33,309
Less current portion	(844)	(87)
Total long-term debt	$36,010	$33,222
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.

During the three months ended March 31, 2022, we issued $4.0 billion of debt consisting of $750 million of the 3.00% 2029 Notes, $1.0 billion of the 3.35% 2032 Notes, $1.0 billion of the 4.20% 2052 Notes and $1.25 billion of the 4.40% 2062 Notes. The 3.00% 2029 Notes were issued to finance eligible projects that meet specified criteria to benefit the environment. In the event of a change-in-control triggering event, as defined in the terms of the notes, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, these notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a make-whole amount, which are defined by the terms of the notes. The notes may be redeemed without payment of make-whole amounts if redemption occurs during a specified period of time immediately prior to the maturing of the notes. Such time periods range from two months to six months prior to maturity.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2022		2021
	Shares	Dollars	Shares	Dollars
First quarter	24.6	$5,410	3.7	$865
On February 24, 2022, the Company entered into ASR agreements with three third-party financial institutions (Dealers). Under the ASR agreements, the Company made payments in an aggregate amount of $6.0 billion on February 25, 2022, to the Dealers and received and retired an initial 23.3 million shares of the Company’s common stock from the Dealers. The payments were recorded as reductions to shareholders’ equity, consisting of a $5.1 billion increase to accumulated deficit, which reflects the value of the initial shares received, and a $0.9 billion decrease in additional paid-in capital, which reflects the value of the stock that remains to be delivered by the Dealers pending final settlement. The final number of shares to be repurchased by the Company will be based on the daily volume-weighted average stock price of the Company’s common stock during the terms of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. At settlement, under certain circumstances, one or more of the Dealers may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to a Dealer. The final settlement under the ASR agreements is scheduled to occur in the third quarter of 2022, subject to an earlier termination under certain limited circumstances, as set forth in the ASR agreements. In total, we repurchased 24.6 million shares of common stock in the first quarter of 2022, including shares received under the ASR agreements.
As of March 31, 2022, $4.6 billion of authorization remained available under our stock repurchase program.

Dividends
In March 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share, which will be paid in June 2022. In December 2021, the Board of Directors declared a quarterly cash dividend of $1.94 per share, which was paid in March 2022.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2021	$(844)	$61	$—	$(13)	$(796)
Foreign currency translation adjustments	(51)	—	—	—	(51)
Unrealized gains	—	56	—	—	56
Reclassification adjustments to income	—	51	—	—	51
Income taxes	—	(23)	—	—	(23)
Balance as of March 31, 2022	$(895)	$145	$—	$(13)	$(763)

Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended March 31,
Components of AOCI	2022	2021	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$27	$(1)	Product sales
Cross-currency swap contract losses	(78)	(132)	Other (expense) income, net
	(51)	(133)	Income before income taxes
	11	28	Provision for income taxes
	$(40)	$(105)	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2022, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$16	$—	$—	$16
U.S. Treasury bills	—	—	—	—
Money market mutual funds	5,837	—	—	5,837
Other short-term interest-bearing securities	—	—	—	—
Equity securities	473	—	170	643
Derivatives:
Foreign currency contracts	—	235	—	235
Cross-currency swap contracts	—	65	—	65
Interest rate swap contracts	—	—	—	—
Total assets	$6,326	$300	$170	$6,796

Liabilities:
Derivatives:
Foreign currency contracts	$—	$51	$—	$51
Cross-currency swap contracts	—	358	—	358
Interest rate swap contracts	—	456	—	456
Contingent consideration obligations	—	—	330	330
Total liabilities	$—	$865	$330	$1,195

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2021, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	—	1	—	1
Equity securities	611	—	220	831
Derivatives:
Foreign currency contracts	—	183	—	183
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	16	—	16
Total assets	$7,914	$266	$220	$8,400

Liabilities:
Derivatives:
Foreign currency contracts	$—	$39	$—	$39
Cross-currency swap contracts	—	339	—	339
Interest rate swap contracts	—	156	—	156
Contingent consideration obligations	—	—	342	342
Total liabilities	$—	$534	$342	$876

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity investments in publicly traded securities are based on quoted market prices in active markets, with no valuation adjustment. The fair value of equity securities without readily determinable fair values are initially valued at the transaction price and subsequently valued based upon a combination of market performance and publicly available market information for similar companies that have actively traded equity securities.
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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$342	$33
Payments	(2)	(1)
Net changes in valuations	(10)	7
Ending balance	$330	$39
As of March 31, 2022 and December 31, 2021, our contingent consideration obligations are primarily the result of our acquisition of Teneobio in October 2021, which obligates us to pay the former shareholders up to $1.6 billion upon achieving separate development and regulatory milestones with regard to various R&D programs. See Note 2, Acquisitions.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of March 31, 2022 and December 31, 2021, the aggregate fair values of our borrowings were $38.4 billion and $37.9 billion, respectively, and the carrying values were $36.9 billion and $33.3 billion, respectively.
During the three months ended March 31, 2022 and 2021, there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.
Investment in BeiGene
We estimated the fair value of our investment in BeiGene by using Level 1 inputs. As of March 31, 2022 and December 31, 2021, the fair values were $3.6 billion and $5.1 billion, and the carrying values were $2.6 billion and $2.8 billion, respectively.
During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of March 31, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.6 billion and $5.7 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros, pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to Other (expense) income, net, in the Condensed Consolidated Statements of Income in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of March 31, 2022, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the three months ended March 31, 2022, and amounts expected to be recognized during the subsequent 12 months are not material.

The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2022	2021
Foreign currency contracts	$78	$183
Cross-currency swap contracts	(22)	(75)
Total unrealized gains	$56	$108
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of both March 31, 2022 and December 31, 2021, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion that hedge certain portions of our long-term debt issuances.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Current portion of long-term debt	$83	$85	$83	$85
Long-term debt	$6,395	$6,729	$(136)	$199
____________
(1)     Current portion of long-term debt includes $83 million and $85 million of carrying value with discontinued hedging relationships as of March 31, 2022 and December 31, 2021, respectively. Long-term debt includes $419 million and $440 million of carrying value with discontinued hedging relationships as of March 31, 2022 and December 31, 2021, respectively.
(2)    Current portion of long-term debt includes $83 million and $85 million of hedging adjustments on discontinued hedging relationships as of March 31, 2022 and December 31, 2021, respectively. Long-term debt includes $319 million and $340 million of hedging adjustments on discontinued hedging relationships as of March 31, 2022 and December 31, 2021, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended March 31, 2022
	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,731	$(530)	$(295)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$27	$—	$—
Cross-currency swap contracts	$—	$(78)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$337
Derivatives designated as hedging instruments	$—	$—	$(315)

	Three months ended March 31, 2021
	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,592	$13	$(285)
The effects of cash flow and fair value hedging:
Losses on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$(1)	$—	$—
Cross-currency swap contracts	$—	$(132)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$175
Derivatives designated as hedging instruments	$—	$—	$(152)
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2022, we expected to reclassify $120 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of March 31, 2022 and December 31, 2021, the total notional amounts of these foreign currency forward contracts were $655 million and $680 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three months ended March 31, 2022 and 2021.
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2022	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$235	Accrued liabilities/ Other noncurrent liabilities	$51
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	65	Accrued liabilities/ Other noncurrent liabilities	358
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	456
Total derivatives designated as hedging instruments		$300		$865

	Derivative assets		Derivative liabilities
December 31, 2021	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$183	Accrued liabilities/ Other noncurrent liabilities	$39
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	66	Accrued liabilities/ Other noncurrent liabilities	339
Interest rate swap contracts	Other current assets/ Other noncurrent assets	16	Accrued liabilities/ Other noncurrent liabilities	156
Total derivatives designated as hedging instruments		$265		$534
Our derivative contracts that were in liability positions as of March 31, 2022, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
Repatha Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
On March 28, 2022, Amgen filed a reply brief in support of its petition for certiorari to the U.S. Supreme Court. On April 18, 2022, the Supreme Court requested that the Office of the Solicitor General of the United States submit a brief providing the government’s view on the issues raised by Amgen’s petition.
Patent Disputes in the International Region
On March 23, 2022, Amgen filed counterclaims alleging that PRALUENT® infringes Amgen’s European Patent 2,641,917 (the ‘917 Patent). A European Patent Office (EPO) opposition to the ‘917 Patent, filed by Sanofi on February 5, 2021, is pending, and the hearing before the EPO’s Opposition Division is scheduled for February 21, 2023.
NEUPOGEN (filgrastim)/Neulasta Patent Litigation
Amgen Inc., et al. v. Hospira Inc. et al.
On March 18, 2022, the parties filed a stipulation of dismissal, and the U.S. District Court for the District of Delaware (the Delaware District Court) dismissed the case on March 21, 2022.
Patent Trial and Appeal Board (PTAB) Challenge
Apotex PTAB Challenge
On April 4, 2022, Amgen’s appeal of the PTAB’s decision, holding all claims of Amgen’s U.S. Patent No. 8,952,138 (the ‘138 Patent) unpatentable, was submitted to the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court) for determination on the briefs without oral argument. On April 14, 2022, the Federal Circuit Court held that the PTAB misconstrued the patent claims and reversed the PTAB’s decision because Apotex failed to prove the invention of the ‘138 Patent unpatentable.

Pfizer PTAB Challenge
On March 18, 2022, the parties filed a joint motion to terminate the inter partes review proceeding at the U.S. Patent and Trademark Office of U.S. Patent No. 8,273,707. On April 20, 2022, the PTAB granted the motion and terminated the proceeding.
Antitrust Class Action
Sensipar Antitrust Class Actions
On March 11, 2022, the Delaware District Court granted defendants’ (including Amgen’s) motion to dismiss except as to the reverse payment claim and various state law claims from ten of the states in which plaintiffs reside.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petition in the U.S. Tax Court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products are ENBREL, Prolia, XGEVA, Otezla, Aranesp, Neulasta, Repatha, KYPROLIS and Nplate. We also market a number of other products, including MVASI, Vectibix, EVENITY, BLINCYTO, EPOGEN, AMGEVITA, Aimovig, KANJINTI, Parsabiv, LUMAKRAS/LUMYKRAS, NEUPOGEN, Sensipar/Mimpara and TEZSPIRE.
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
Since the beginning of the COVID-19 pandemic, we have seen changes in demand for some of our products driven by changes in the frequency of patient visits to doctors’ offices that has impacted the provision of treatments to existing patients and reduced diagnoses in new patients. During 2021, there was gradual recovery in both patient visits and diagnoses that approached pre-COVID-19 levels early in the fourth quarter. However, in late 2021, Omicron and other variants began to impact the healthcare sector and, as a result, COVID-19 continued to affect our business around the world through the first quarter of 2022. Going forward, we may experience ongoing variability in demand patterns from COVID-19 for 2022. Further, the cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which continues to impact our business. We will continue to closely monitor the effects of COVID-19 on patient behavior and access to care.
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
Despite the ongoing pandemic and business impacts noted above, we believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in capital-return and other business initiatives that we plan to pursue. For a discussion of the risks the COVID-19 pandemic presents to our results, see Part 1, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2021.
Operations
New manufacturing facilities
•In March 2022, we broke ground to build a drug substance plant in North Carolina that will increase our manufacturing network capacity.
Products/Pipeline
Oncology/Hematology
LUMAKRAS/LUMYKRAS
•In April 2022, we announced long-term efficacy and safety data from the CodeBreaK 100 Phase 1/2 trial in patients with KRAS G12C-mutated advanced NSCLC who received LUMAKRAS. Data from 174 heavily pre-treated patients (172 with baseline measurable lesion(s)) were featured in an oral presentation at the American Association for Cancer Research annual meeting. LUMAKRAS demonstrated a centrally confirmed ORR of 40.7%, disease control rate of 83.7% and median duration of response of 12.3 months. The results also showed median PFS of 6.3 months and overall survival of 12.5 months, with 32.5% of patients still alive at two years. No new safety signals for LUMAKRAS were identified with the long-term follow-up.
Inflammation
ABP 654
•In April 2022, we announced preliminary results from a Phase 3 study evaluating the efficacy and safety of ABP 654 compared to STELARA® (ustekinumab) in adult patients with moderate to severe plaque psoriasis. The study met the primary efficacy endpoint, demonstrating no clinically meaningful differences between ABP 654 and STELARA®.
Repatha
•In April 2022, we announced top-line results from the Repatha FOURIER-OLE studies, two open label extension (OLE) studies to the Phase 3 FOURIER cardiovascular outcomes trial, composed of a study with 5,035 patients enrolled in Eastern Europe and the United States and a study with 1,600 patients enrolled in Western Europe. FOURIER-OLE was designed to assess the long-term safety and tolerability of Repatha over five years in adults with clinically evident atherosclerotic cardiovascular disease. The FOURIER-OLE studies showed that Repatha, administered at 140 mg every two weeks or 420 mg monthly, was safe and well-tolerated. Patients received Repatha for approximately 5 years, with some patients receiving Repatha for up to 8.5 years in aggregate across the FOURIER and OLE studies. No new long-term safety findings were observed. In addition, medically significant and sustained reduction in low-density lipoprotein cholesterol (LDL-C) levels were observed in most patients, with greater than 85 percent of patients achieving an LDL-C level of <40 mg/dL during the OLE period.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended March 31,
	2022	2021	Change
Product sales
U.S.	$4,037	$3,903	3%
ROW	1,694	1,689	—%
Total product sales	5,731	5,592	2%
Other revenues	507	309	64%
Total revenues	$6,238	$5,901	6%
Operating expenses	$3,738	$3,772	(1)%
Operating income	$2,500	$2,129	17%
Net income	$1,476	$1,646	(10)%
Diluted EPS	$2.68	$2.83	(5)%
Diluted shares	551	581	(5)%
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
Total product sales increased for the three months ended March 31, 2022, primarily driven by higher unit demand for certain brands, including Repatha, Prolia, EVENITY and LUMAKRAS/LUMYKRAS, and by favorable changes to estimated sales deductions, partially offset by declines in the net selling prices of certain products and the negative impact of foreign currency exchange. For the remainder of 2022, we expect that net selling prices will continue to decline at a portfolio level driven by increased competition. In addition, in the first quarter of 2022, ENBREL and Otezla followed the historic pattern of lower first quarter sales relative to the remainder of the year due to the impact of benefit plan changes, insurance reverifications and increased co-pay expenses as U.S. patients work through deductibles.
Throughout the COVID-19 pandemic, we experienced changes in demand for some of our products. The pandemic has interrupted many physician–patient interactions, which has led to delays in diagnoses and treatments, with varying degrees of impact across our portfolio. In general, declines in the sales of our products that were impacted by the dynamics of the pandemic were most significant in the early months of the pandemic, with product demand beginning to show some recovery in late 2020. During 2021, we observed gradual recovery from the COVID-19 pandemic, with patient visits and diagnosis rates that approached pre-pandemic levels early in the fourth quarter. However, late in 2021, Omicron and other variants began to impact the healthcare sector. This led to diminished capacity in the healthcare sector and reduced working days for our own sales force. In March and continuing into April we have seen the impact of Omicron in the U.S. recede, which allowed us to engage in increased field-facing activities. Provider and patient activity has also increased leading to improvements in demand for our products. However, the cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which continues to impact our business. Given the unpredictable nature of the pandemic, we expect there could be ongoing intermittent disruptions in physician–patient interactions, and as a result, we may experience quarter-to-quarter variability. In addition, other changes in the healthcare ecosystem have the potential to introduce variability into product sales trends. For example, changes in U.S. employment have led to changes to the insured population. Growth in numbers of Medicaid enrollees and uninsured individuals may have a negative impact on product demand and sales. Overall, uncertainty remains around the timing and magnitude of our sales during the COVID-19 pandemic. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Other revenues increased for the three months ended March 31, 2022, primarily driven by the sale of COVID-19 antibody material.
Operating expenses decreased for the three months ended March 31, 2022, primarily driven by lower SG&A expense and expenses associated with cost-saving initiatives that occurred in the three months ended March 31, 2021, partially offset by higher cost of sales. Our operating expenses are expected to be higher in the remaining quarters of the year as we continue to invest in innovation and long-term growth.

Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is partially offset by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Our hedging activities seek to offset the impacts, both positive and negative, that foreign currency exchange rate changes may have on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three months ended March 31, 2022 and 2021.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
ENBREL	$862	$924	(7)%
Prolia	852	758	12%
XGEVA	502	468	7%
Otezla	451	476	(5)%
Aranesp	358	355	1%
Neulasta	348	482	(28)%
Repatha	329	286	15%
KYPROLIS	287	251	14%
Nplate	266	227	17%
Other products	1,476	1,365	8%
Total product sales	$5,731	$5,592	2%
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview and Selected Financial Information; and (ii) Part II, Item 1A. Risk Factors; and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2021: (i) Item 1. Business—Marketing, Distribution and Selected Marketed Products, (ii) Item 1A. Risk Factors and (iii) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
ENBREL — U.S.	$843	$894	(6)%
ENBREL — Canada	19	30	(37)%
Total ENBREL	$862	$924	(7)%
The decrease in ENBREL sales for the three months ended March 31, 2022, was driven by declines in net selling price and unfavorable changes in inventory.

Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Prolia — U.S.	$582	$501	16%
Prolia — ROW	270	257	5%
Total Prolia	$852	$758	12%
The increase in global Prolia sales for the three months ended March 31, 2022, was driven by higher unit demand and net selling price.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
XGEVA — U.S.	$368	$334	10%
XGEVA — ROW	134	134	—%
Total XGEVA	$502	$468	7%
The increase in global XGEVA sales for the three months ended March 31, 2022, was driven by favorable changes to estimated sales deductions and higher net selling price partially offset by lower unit demand.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Otezla — U.S.	$350	$366	(4)%
Otezla — ROW	101	110	(8)%
Total Otezla	$451	$476	(5)%
The decrease in global Otezla sales for the three months ended March 31, 2022, was primarily driven by lower net selling price and unfavorable changes in inventory, partially offset by higher unit demand.
For a discussion of litigation related to Otezla, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Aranesp — U.S.	$137	$125	10%
Aranesp — ROW	221	230	(4)%
Total Aranesp	$358	$355	1%
The increase in global Aranesp sales for the three months ended March 31, 2022, was driven by favorable changes to estimated sales deductions, partially offset by lower net selling price due to competition.
Aranesp continues to face competition from a long-acting ESA and also faces competition from biosimilar versions of EPOGEN, which will continue to impact sales in the future.
Neulasta
Total Neulasta sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Neulasta — U.S.	$304	$421	(28)%
Neulasta — ROW	44	61	(28)%
Total Neulasta	$348	$482	(28)%
The decrease in global Neulasta sales for the three months ended March 31, 2022, was driven by net selling price and unit demand. Increased competition as a result of biosimilar versions of Neulasta has had and will continue to have a significant adverse impact on brand sales, including accelerating net price erosion and lower unit demand. We also expect other biosimilar versions, including biosimilars that will use an on-body injector that would compete with our Onpro injector, to be approved in the future.
For a discussion of ongoing patent litigations related to biosimilars, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 13, Contingencies and commitments, to the condensed consolidated financial statements.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Repatha — U.S.	$165	$139	19%
Repatha — ROW	164	147	12%
Total Repatha	$329	$286	15%
The increase in global Repatha sales for the three months ended March 31, 2022, was driven by higher unit demand, partially offset by lower net selling price. Contracting changes to improve Medicare Part D and commercial patient access resulted in the decrease to net selling price.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 13, Contingencies and commitments, to the condensed consolidated financial statements.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
KYPROLIS — U.S.	$196	$159	23%
KYPROLIS — ROW	91	92	(1)%
Total KYPROLIS	$287	$251	14%
The increase in global KYPROLIS sales for the three months ended March 31, 2022, was driven by higher unit demand.
The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch–Waxman Act and any applicable settlement agreements between us and certain companies that seek to develop generic carfilzomib products.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Nplate — U.S.	$156	$112	39%
Nplate — ROW	110	115	(4)%
Total Nplate	$266	$227	17%
The increase in global Nplate sales for the three months ended March 31, 2022, was driven by higher unit demand and favorable changes to estimated sales deductions.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
MVASI — U.S.	$168	$224	(25)%
MVASI — ROW	76	70	9%
Vectibix — U.S.	85	79	8%
Vectibix— ROW	116	112	4%
EVENITY — U.S.	110	57	93%
EVENITY— ROW	60	50	20%
BLINCYTO — U.S.	79	65	22%
BLINCYTO — ROW	59	42	40%
EPOGEN — U.S.	120	125	(4)%
AMGEVITA — ROW	108	106	2%
Aimovig — U.S.	98	66	48%
Aimovig — ROW	3	—	NA
KANJINTI — U.S.	80	130	(38)%
KANJINTI — ROW	16	31	(48)%
Parsabiv — U.S.	57	46	24%
Parsabiv — ROW	29	33	(12)%
LUMAKRAS — U.S.	48	—	NA
LUMYKRAS — ROW	14	—	NA
NEUPOGEN — U.S.	23	18	28%
NEUPOGEN — ROW	15	16	(6)%
Sensipar — U.S.	4	—	NA
Sensipar/Mimpara — ROW	16	23	(30)%
Other — U.S.	64	42	52%
Other — ROW	28	30	(7)%
Total other products	$1,476	$1,365	8%
Total U.S. — other products	$936	$852	10%
Total ROW — other products	540	513	5%
Total other products	$1,476	$1,365	8%

NA - not applicable

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021	Change
Operating expenses:
Cost of sales	$1,561	$1,490	5%
% of product sales	27.2%	26.6%
% of total revenues	25.0%	25.2%
Research and development	$959	$967	(1)%
% of product sales	16.7%	17.3%
% of total revenues	15.4%	16.4%
Selling, general and administrative	$1,228	$1,254	(2)%
% of product sales	21.4%	22.4%
% of total revenues	19.7%	21.3%
Other	$(10)	$61	*
Total operating expenses	$3,738	$3,772	(1)%

* - Change in excess of 100%

Cost of sales
Cost of sales decreased to 25.0% of total revenues for the three months ended March 31, 2022, primarily driven by the COVID-19 antibody profit share agreement and lower amortization expense from acquisition-related assets, partially offset by higher manufacturing costs and increased royalties and profit share.
Research and development
The decrease in R&D expense for the three months ended March 31, 2022, was driven by lower marketed product support and research and early pipeline spend, which included a business development acquisition in the three months ended March 31, 2021, partially offset by higher late-stage development program spend.
Selling, general and administrative
The decrease in SG&A expense for the three months ended March 31, 2022, was primarily driven by lower spend in general and administrative activities.
Other
Other operating expenses for the three months ended March 31, 2022, consisted primarily of an IPR&D asset adjustment. Other operating expenses for the three months ended March 31, 2021, consisted primarily of expenses related to cost savings initiatives.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2022	2021
Interest expense, net	$(295)	$(285)
Other (expense) income, net	$(530)	$13
Provision for income taxes	$199	$211
Effective tax rate	11.9%	11.4%
Interest expense, net
The increase in Interest expense, net, for the three months ended March 31, 2022, was primarily due to higher overall debt outstanding and higher LIBOR rates in the current year period on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps.
Other (expense) income, net
The decrease in Other (expense) income, net, for the three months ended March 31, 2022, was primarily due to net losses recognized on our strategic equity investments in the current year compared with net gains recognized in the prior year.

Income taxes
The increase in our effective tax rate for the three months ended March 31, 2022, was primarily due to current year net unfavorable items compared to last year, offset by changes in earnings mix.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012 proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for 2010, 2011 and 2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for 2010-2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for 2010-2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In April 2022, we received a Notice that seeks to increase our U.S. taxable income for 2013-2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for 2013-2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010-2012 and 2013-2015 Notices are without merit. We are contesting the 2010-2012 Notices through the judicial process, and we expect to file a Petition in the U.S. Tax Court to contest the 2013-2015 Notice through the judicial process. We will seek consolidation of the two periods into one case in Tax Court.

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
See Part II, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability, and Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	March 31, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$6,544	$8,037
Total assets	$59,196	$61,165
Current portion of long-term debt	$844	$87
Long-term debt	$36,010	$33,222
Stockholders’ equity	$916	$6,700
Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $6.5 billion at March 31, 2022. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Capital allocation
Consistent with the objective to optimize our capital structure, we deploy our accumulated cash balances in a strategic manner and consider a number of alternatives, including strategic transactions (including those that expand our portfolio of products in areas of therapeutic interest), payment of dividends, stock repurchases and repayment of debt.
We intend to continue to invest in our business while returning capital to stockholders through the payment of cash dividends and stock repurchases, thereby reflecting our confidence in the future cash flows of our business and our desire to optimize our cost of capital. The timing and amount of future dividends and stock repurchases will vary based on a number of factors, including future capital requirements for strategic transactions, availability of financing on acceptable terms, debt service requirements, our credit rating, changes to applicable tax laws or corporate laws, changes to our business model and periodic determination by our Board of Directors that cash dividends and/or stock repurchases are in the best interests of stockholders and are in compliance with applicable laws and the Company’s agreements. In addition, the timing and amount of stock repurchases may also be affected by our overall level of cash, stock price and blackout periods, during which we are restricted from repurchasing stock. The manner of stock repurchases may include block purchases, tender offers, ASRs and market transactions.
In December 2021, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock for the first quarter of 2022, an increase of 10% for this period, which was paid on March 8, 2022. In March 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock, which will be paid on June 8, 2022.
We also returned capital to stockholders through our stock repurchase program. During the three months ended March 31, 2022, we executed trades to repurchase $5.4 billion of common stock, including $5.1 billion of an initial purchase under the ASR agreements described below. As of March 31, 2022, $4.6 billion of authorization remained available under our stock repurchase program.
In February 2022, we entered into ASR agreements under which we paid an aggregate amount of $6.0 billion to the Dealers and retired an initial 23.3 million shares of common stock. Approximately $0.9 billion of stock remains to be delivered by the Dealers pending final settlement, which will be based on the daily volume-weighted average stock price of our common stock during the terms of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. At settlement, which is scheduled to occur in the third quarter of 2022, the Dealers may be required to deliver additional shares of common stock to us, or under certain circumstances, we may be required to deliver shares of common stock or to make a cash payment, at our election, to the Dealers.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of March 31, 2022 and December 31, 2021. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.

We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of March 31, 2022.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Three months ended March 31,
	2022	2021
Net cash provided by operating activities	$2,164	$2,104
Net cash used in investing activities	$(111)	$(319)
Net cash used in financing activities	$(3,514)	$(1,939)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2022, increased primarily due to higher net income, after adjustments for noncash items, partially offset by the impact of working capital items.
Investing
Cash used in investing activities during the three months ended March 31, 2022, was primarily due to $190 million of capital expenditures, partially offset by proceeds from sales of property, plant and equipment. Cash used in investing activities during the three months ended March 31, 2021, was primarily due to cash outflows related to capital expenditures of $166 million and net activity related to marketable securities of $74 million. We currently estimate 2022 spending on capital projects to be approximately $950 million.
Financing
Cash used in financing activities during the three months ended March 31, 2022, was primarily due to payments to repurchase our common stock of $6.4 billion, including amounts paid under the ASR agreements discussed above, and the payment of dividends of $1.1 billion, partially offset by proceeds from the issuance of debt of $4.0 billion. Cash used in financing activities during the three months ended March 31, 2021, was primarily due to the payment of dividends of $1.0 billion and payments to repurchase our common stock of $871 million. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated herein by reference. There were no material changes during the three months ended March 31, 2022, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Management determined that as of March 31, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Below we provide, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, provide additional disclosure for these supplemental risks, as well as other risks to our Company, and are incorporated herein by reference.
RISKS RELATED TO ECONOMIC CONDITIONS AND OPERATING A GLOBAL BUSINESS, INCLUDING DURING THE COVID-19 PANDEMIC
Our sales and operations are subject to the risks of doing business internationally, including in emerging markets.
As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction, both independently and through collaborations such as our collaboration with BeiGene, of our products in new markets, we face numerous risks to our business. There is no guarantee that our efforts and strategies to expand sales in emerging markets will succeed. Our international business, including in China and emerging market countries, may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability, including issues of geopolitical relations, the imposition of international sanctions in response to certain state actions and/or sovereign debt issues. Further, in the first quarter of 2022, the Asia Pacific region has also experienced a surge of COVID-19 infections, resulting in the activation of strict containment measures in certain countries in that region. If relations between the United States and other governments deteriorate, our business and investments in such markets may also be adversely affected. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements including those previously utilized by companies we partner with or acquire in emerging markets. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Our expansion efforts in China and emerging markets around the world are dependent upon the establishment of an environment that is predictable, navigable and supportive of biopharmaceutical innovation, sustained access for our products and predictable pricing controls. For example, China continues to strengthen regulations on the collection, use and transmission of Chinese human genetic resources, and has expanded regulations on the conduct of biotechnology R&D activities in China. Our applications to the HGRAC seeking approval to conduct clinical trials in China are delayed pending further guidance from HGRAC. Additionally, on March 25, 2022, BeiGene disclosed in a SEC filing its engagement of a U.S.-based independent registered public accounting firm for the fiscal year ending December 31, 2022 in response to the requirement that foreign companies provide access to their audit information to U.S. authorities. Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, trade restrictions or other barriers designed to protect industry in the home country against foreign competition, far-reaching antibribery and anticorruption laws and regulations and/or evolving legal and regulatory environments.

In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities and individuals. This conflict may also precipitate or amplify the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors, including risks relating to cybersecurity, global economic conditions, clinical trials and supply chains, which could adversely affect our business, operations and financial condition and results.
As we expand internationally, we are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. While we have a program in place that is designed to reduce our exposure to foreign currency exchange rate fluctuations through foreign currency hedging arrangements, our hedging efforts do not completely offset the effect of these fluctuations on our revenues and earnings. In addition, we have a number of financial instruments referencing the LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021, and it is anticipated that LIBOR will be completely phased out and replaced by 2023. In March 2020 and in January 2021, the FASB issued a new accounting standard to ease the financial burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. While it appears likely that Secured Overnight Financing Rate (SOFR) will be the replacement reference rate adopted in the market, the specific mechanisms to replace LIBOR in our existing LIBOR-linked financial instruments have not been finalized. As such, the replacement of LIBOR could have an adverse effect on the market for, or value of, our LIBOR-linked financial instruments. See Part IV—Note 1, Summary of significant accounting policies—Recent accounting pronouncements. We are also subject to the economic and political uncertainties stemming from the United Kingdom’s exit from the EU, commonly referred to as “Brexit,” which occurred on January 31, 2020. While our manufacturing and packaging activities take place largely outside the United Kingdom, minimizing the need to make costly and significant changes to those operations, we have nevertheless been working to put in place contingency plans to attempt to mitigate the effects of Brexit on us. Overall, the legal and operational challenges of our international business operations, along with government controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintaining necessary regulatory or pricing approvals of our products, may result in material adverse effects on our international product sales, business and results of operations.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can and have arisen with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts, and such tax authorities (including the IRS) are becoming more aggressive in their audits and are particularly focused on such matters. In 2017, we received an RAR and a modified RAR from the IRS for the years 2010, 2011 and 2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS administrative appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for 2010, 2011 and 2012 that we received in May and July 2021 which seek to increase our U.S. taxable income for 2010-2012.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010, 2011 and 2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In April 2022, we received a Notice that seeks to increase our U.S. taxable income for 2013-2015 and asserts penalties.
We firmly believe that the IRS positions set forth in the 2010-2012 and 2013-2015 Notices are without merit. We are contesting the 2010-2012 Notices through the judicial process, and we expect to file a Petition in the U.S. Tax Court to contest the 2013-2015 Notice through the judicial process. We will seek consolidation of the two periods into one case in Tax Court.
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
See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Income Taxes; Part I—Note 4, Income taxes, to the Condensed Consolidated Financial Statements.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2022, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
January 1 - 31	1,083,500	227.99	1,083,500	10,642,348,215
February 1 - 28
Other repurchases	280,000	225.30	280,000	10,579,263,848
Accelerated stock repurchases(2)	23,258,997		23,258,997	4,579,263,848
March 1 - 31	—		—	4,579,263,848
Total	24,622,497		24,622,497
___________
(1)    Average price paid per share includes related expenses.
(2)    As part of the stock repurchase program, the Company entered into ASR agreements with three third-party financial institutions (Dealers) in February 2022. Under the ASR agreements, the Company made payments in an aggregate amount of $6.0 billion to the Dealers and received and retired an initial 23,258,997 shares of common stock. Approximately $0.9 billion of shares of the Company’s common stock remains to be delivered by the Dealers pending final settlement. The final number of shares to be repurchased by the Company will be based on the daily volume-weighted average stock price of the Company’s common stock during the terms of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. At settlement, which is scheduled to occur in the third quarter of 2022, the Dealers may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to the Dealers.

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

2.4
Letter Agreement, dated November 21, 2019, by and between Amgen Inc. and the parties named therein re: Treatment of Certain Product Inventory in connection with Amgen’s acquisition of Otezla. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

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

Exhibit No.	Description
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

Exhibit No.	Description
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

4.32
Officer’s Certificate of Amgen Inc., dated as of August 9, 2021, including forms of the Company’s 1.650% Senior Notes due 2028, 2.000% Senior Notes due 2032, 2.800% Senior Notes due 2041 and 3.000% Senior Notes due 2052. (Filed as an exhibit to Form 8-K on August 9, 2021 and incorporated herein by reference.)

4.33
Officer’s Certificate of Amgen Inc., dated as of February 22, 2022, including forms of the Company’s 3.000% Senior Notes due 2029, 3.350% Senior Notes due 2032, 4.200% Senior Notes due 2052 and 4.400% Senior Notes due 2062. (Filed as an exhibit to Form 8-K on February 22, 2022 and incorporated herein by reference.)

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

10.4+
Form of Grant of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 2, 2021.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

10.5+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 2, 2021.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

10.6+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 12, 2017.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2017 on February 13, 2018 and incorporated herein by reference.)

10.7+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 2, 2021.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

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

Exhibit No.	Description

10.14+
Second Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 23, 2019). (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.15+
Third Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 20, 2021. (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

10.16+
Amended and Restated Amgen Change of Control Severance Plan. (As Amended and Restated effective December 9, 2010 and subsequently amended effective March 2, 2011.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2011 on May 10, 2011 and incorporated herein by reference.)

10.17+*	Amgen Inc. Executive Incentive Plan. (As Amended and Restated effective January 1, 2022.)

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

10.21+
Third Amendment to the Amgen Nonqualified Deferred Compensation Plan, effective January 1, 2022. (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

10.22+	Agreement between Amgen Inc. and Peter Griffith, dated October 18, 2019. (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2020 on May 1, 2020 and incorporated herein by reference.)

10.23+
Aircraft Time Sharing Agreement, dated December 3, 2021, by and between Amgen Inc. and Robert A. Bradway. (Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

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

Exhibit No.	Description

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

10.49
Amendment No. 8 to the Collaboration Agreement, dated November 19, 2021, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)(Filed as an exhibit to Form 10-K for the year ended December 31, 2021 on February 16, 2022 and incorporated herein by reference.)

10.50
License and Collaboration Agreement, dated June 1, 2021, by and between Amgen Inc. and Kyowa Kirin Co., Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2021 on August 4, 2021 and incorporated herein by reference.)

10.51	Form of ASR Agreement. (Filed as an exhibit to Form 8-K on February 24, 2022 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Amgen Inc.
(Registrant)

Date:	April 27, 2022	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)