Form 10-Q
period 2022-06-30
AMGEN INC
filed 2022-08-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐ No ☑
As of August 1, 2022, the registrant had 534,930,850 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
ANDA	Abbreviated New Drug Application
AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase
BeiGene	BeiGene, Ltd.
Bergamo	Laboratorio Quimico Farmaceutico Bergamo Ltda
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
COVID-19	coronavirus disease 2019
Eczacıbaşı	EIS Eczacıbaşı İlaç, Sınai ve Finansal Yatırımlar Sanayi ve Ticaret A.Ş.
EMA	European Medicines Agency
EPS	earnings per share
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
Five Prime	Five Prime Therapeutics, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
Gensenta	Gensenta İlaç Sanayi ve Ticaret A.Ş.
HHS	U.S. Department of Health & Human Services
IPR&D	in-process research and development
IRP	international reference pricing
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
Lp(a)	lipoprotein(a)
MD&A	management’s discussion and analysis
MFN	most-favored nation
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PTAB	Patent Trial and Appeal Board
R&D	research and development
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
Teneobio	Teneobio, Inc.
U.S. Treasury	U.S. Department of Treasury
USPTO	U.S. Patent and Trademark Office
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
Aimovig	Aimovig® (erenumab-aooe)
AMGEVITA	AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BLINCYTO	BLINCYTO® (blinatumomab)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS® / LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Olpasiran	Olpasiran (formerly AMG 890)
Onpro	Onpro®
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
Prolia	Prolia® (denosumab)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI™ (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
Vectibix	Vectibix® (panitumumab)
XGEVA	XGEVA® (denosumab)

iii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales	$6,281	$6,114	$12,012	$11,706
Other revenues	313	412	820	721
Total revenues	6,594	6,526	12,832	12,427

Operating expenses:
Cost of sales	1,510	1,637	3,071	3,127
Research and development	1,039	1,082	1,998	2,049
Acquired in-process research and development	—	1,505	—	1,505
Selling, general and administrative	1,327	1,384	2,555	2,638
Other	542	90	532	151
Total operating expenses	4,418	5,698	8,156	9,470

Operating income	2,176	828	4,676	2,957

Other income (expense):
Interest expense, net	(328)	(281)	(623)	(566)
Other (expense) income, net	(317)	11	(847)	24

Income before income taxes	1,531	558	3,206	2,415

Provision for income taxes	214	94	413	305

Net income	$1,317	$464	$2,793	$2,110

Earnings per share:
Basic	$2.46	$0.81	$5.16	$3.67
Diluted	$2.45	$0.81	$5.13	$3.65

Shares used in calculation of earnings per share:
Basic	535	573	541	575
Diluted	537	576	544	578

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$1,317	$464	$2,793	$2,110
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation	(65)	14	(116)	(25)
Cash flow hedges	156	(48)	240	142
Other	—	(1)	—	—
Other comprehensive income (loss), net of reclassification adjustments and taxes	91	(35)	124	117
Comprehensive income	$1,408	$429	$2,917	$2,227

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,203	$7,989
Marketable securities	1,980	48
Trade receivables, net	5,327	4,895
Inventories	4,554	4,086
Other current assets	2,258	2,367
Total current assets	19,322	19,385

Property, plant and equipment, net	5,158	5,184
Intangible assets, net	13,927	15,182
Goodwill	14,865	14,890
Other noncurrent assets	6,022	6,524
Total assets	$59,294	$61,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,256	$1,366
Accrued liabilities	10,545	10,731
Current portion of long-term debt	817	87
Total current liabilities	12,618	12,184

Long-term debt	35,705	33,222
Long-term tax liabilities	5,603	6,594
Other noncurrent liabilities	2,949	2,465

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—534.9 shares in 2022 and 558.3 shares in 2021	31,343	32,096
Accumulated deficit	(28,252)	(24,600)
Accumulated other comprehensive loss	(672)	(796)
Total stockholders’ equity	2,419	6,700
Total liabilities and stockholders’ equity	$59,294	$61,165

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	558.3	$32,096	$(24,600)	$(796)	$6,700
Net income	—	—	1,476	—	1,476
Other comprehensive income, net of taxes	—	—	—	33	33
Dividends declared on common stock ($1.94 per share)	—	—	(1,034)	—	(1,034)
Issuance of common stock in connection with the Company’s equity award programs	0.5	18	—	—	18
Stock-based compensation expense	—	78	—	—	78
Tax impact related to employee stock-based compensation expense	—	(45)	—	—	(45)
Repurchases of common stock (Note 10)	(24.6)	(900)	(5,410)	—	(6,310)
Balance as of March 31, 2022	534.2	31,247	(29,568)	(763)	916
Net income	—	—	1,317	—	1,317
Other comprehensive income, net of taxes	—	—	—	91	91
Issuance of common stock in connection with the Company’s equity award programs	0.7	45	—	—	45
Stock-based compensation expense	—	120	—	—	120
Tax impact related to employee stock-based compensation expense	—	(69)	—	—	(69)
Other	—	—	(1)	—	(1)
Balance as of June 30, 2022	534.9	$31,343	$(28,252)	$(672)	$2,419

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,793	$2,110
Depreciation, amortization and other	1,669	1,696
Deferred income taxes	(514)	(137)
Acquired in-process research and development	—	1,505
Adjustments for equity method investments	497	(36)
Loss on divestiture	560	—
Other items, net	436	206
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(504)	35
Inventories	(410)	(167)
Other assets	198	(258)
Accounts payable	(98)	(156)
Accrued income taxes, net	(685)	(930)
Long-term tax liabilities	108	47
Other liabilities	44	120
Net cash provided by operating activities	4,094	4,035
Cash flows from investing activities:
Purchases of marketable securities	(1,976)	(8,000)
Proceeds from sales of marketable securities	—	4,404
Proceeds from maturities of marketable securities	47	6,528
Purchases of property, plant and equipment	(436)	(351)
Cash paid for acquisitions, net of cash acquired	—	(1,626)
Other	61	(65)
Net cash (used in) provided by investing activities	(2,304)	890
Cash flows from financing activities:
Net proceeds from issuance of debt	3,954	—
Repurchases of common stock (Note 10)	(6,360)	(2,452)
Dividends paid	(2,118)	(2,024)
Other	(52)	(85)
Net cash used in financing activities	(4,576)	(4,561)
(Decrease) increase in cash and cash equivalents	(2,786)	364
Cash and cash equivalents at beginning of period	7,989	6,266
Cash and cash equivalents at end of period	$5,203	$6,630

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2022 and 2021, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $9.0 billion and $8.8 billion as of June 30, 2022 and December 31, 2021, respectively.
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

2. Acquisitions and divestitures
Acquisition of Teneobio, Inc.
On October 19, 2021, we acquired all of the outstanding stock of Teneobio, a privately held, clinical-stage biotechnology company developing a new class of biologics called human heavy-chain antibodies, which are single-chain antibodies composed of the human heavy-chain domain. The transaction, which was accounted for as a business combination, includes Teneobio’s proprietary bispecific and multispecific antibody technologies, which complement Amgen’s existing antibody capabilities and bispecific T-cell engager (BiTE®) platform and will enable significant acceleration and efficiency in the discovery and development of new molecules to treat diseases across Amgen’s core therapeutic areas. Upon its acquisition, Teneobio became a wholly owned subsidiary of Amgen, and its operations have been included in our condensed consolidated financial statements commencing on the acquisition date.
Measurement period adjustments for the six months ended June 30, 2022, included changes to the purchase price allocation and total consideration, resulting in a net increase of $22 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. These adjustments did not have a significant impact on Amgen’s results of operations during the six months ended June 30, 2022, and would not have had a significant impact on prior-period results if these adjustments had been made as of the acquisition date. The following table summarizes the total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Amounts
Cash purchase price	$993
Contingent consideration	299
Total consideration	$1,292

Cash and cash equivalents	$100
In-process research and development	991
Finite-lived intangible asset – research and development technology rights	115
Finite-lived intangible assets – licensing rights	41
Goodwill	273
Other assets, net	16
Deferred tax liability	(244)
Total assets acquired, net	$1,292
Consideration for this transaction comprised (i) an upfront cash payment of $993 million, which included a working-capital adjustment, and (ii) future contingent milestone payments to Teneobio’s former equity holders of up to $1.6 billion in cash, based on the achievement of various development and regulatory milestones with regard to the leading asset (AMG 340, formerly TNB-585) and to various development milestones for other drug candidates. The estimated fair values of the contingent consideration obligations aggregated $299 million as of the acquisition date and were determined using a probability-weighted expected return methodology. The assumptions in this method include the probability of achieving the milestones and the expected payment dates, with such amounts discounted to present value based on our pretax cost of debt. See Note 11, Fair value measurement, for information regarding the estimated fair value of these obligations as of June 30, 2022.

The estimated fair values of acquired IPR&D assets totaled $991 million, of which $784 million relates to AMG 340, that is in a phase 1 clinical trial for the treatment of metastatic castration-resistant prostate cancer (mCRPC), and the balance relates to four separate preclinical oncology programs. The R&D technology rights of $115 million relate to Teneobio’s proprietary bispecific and multispecific antibody technologies; the amount is being amortized over 10 years by using the straight-line method. Teneobio has also licensed its technology and certain identified targets to various third parties, representing contractual agreements valued at $41 million. The estimated fair values for these intangible assets were determined using a multi-period excess earnings income approach that discounts expected future cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The projected cash flows were based on certain assumptions attributable to the respective intangible asset, including estimates of future revenues and expenses, the time and resources needed to complete development and the probabilities of obtaining marketing approval from the FDA and other regulatory agencies.
A deferred tax liability of $244 million was recognized on temporary differences related to the book bases and tax bases of the acquired identifiable assets and assumed liabilities, primarily driven by the intangible assets acquired.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $273 million was recorded as goodwill, which is not deductible for tax purposes. The goodwill value represents expected synergies from both AMG 340 and the technologies acquired.
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis of certain tax-related items as we obtain additional information during the measurement period of up to one year from the acquisition date.
Acquisition of Five Prime Therapeutics, Inc.
On April 16, 2021, Amgen completed its acquisition of Five Prime for a total cash consideration of $1.6 billion, net of cash acquired. The purchase price was funded with cash on hand. This transaction was accounted for as an asset acquisition because substantially all the value of the assets acquired was concentrated in the intellectual property rights of bemarituzumab, a phase 3 trial-ready, first-in-class program for gastric cancer. Five Prime’s operations have been included in our condensed consolidated financial statements commencing after the acquisition date.
We allocated the consideration to acquire Five Prime to: the bemarituzumab IPR&D program of $1.5 billion, which was expensed immediately in Acquired IPR&D expense in the Condensed Consolidated Statements of Income; deferred tax assets of $177 million; and other net liabilities of $47 million. The Acquired IPR&D expense was not tax deductible.
Divestiture of Gensenta İlaç Sanayi ve Ticaret A.Ş.
On June 28, 2022, we entered into a share purchase agreement with Eczacıbaşı under which Eczacıbaşı will acquire all of our shares in Gensenta—a subsidiary in Turkey. Net assets related to Gensenta of $80 million met the criteria to be classified as held-for-sale and did not meet the criteria to be classified as discontinued operations. Upon closing of the transaction, we expect to receive $135 million in cash. The transaction is expected to close in the third quarter of 2022 upon approval by the Turkish Competition Authority.
As of June 30, 2022, held-for-sale assets and liabilities of $100 million and $20 million were included in Other current assets and Accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2022, we recognized a loss of $560 million recorded to Other operating expenses in the Condensed Consolidated Statements of Income, primarily due to the impact of the cumulative foreign currency translation loss, with valuation allowances to Other current assets and Accrued liabilities in the Condensed Consolidated Balance Sheets.

3. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of ROW revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended June 30,
	2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$1,036	$15	$1,051	$1,113	$31	$1,144
Prolia	611	311	922	538	276	814
Otezla	487	107	594	423	111	534
XGEVA	391	142	533	355	133	488
Aranesp	132	225	357	135	232	367
Neulasta	263	47	310	434	52	486
Repatha	154	171	325	143	143	286
KYPROLIS	213	104	317	190	90	280
Nplate	156	128	284	136	109	245
Other products	1,003	585	1,588	907	563	1,470
Total product sales(1)	$4,446	$1,835	6,281	$4,374	$1,740	6,114
Other revenues			313			412
Total revenues			$6,594			$6,526

	Six months ended June 30,
	2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$1,879	$34	$1,913	$2,007	$61	$2,068
Prolia	1,193	581	1,774	1,039	533	1,572
Otezla	837	208	1,045	789	221	1,010
XGEVA	759	276	1,035	689	267	956
Aranesp	269	446	715	260	462	722
Neulasta	567	91	658	855	113	968
Repatha	319	335	654	282	290	572
KYPROLIS	409	195	604	349	182	531
Nplate	312	238	550	248	224	472
Other products	1,939	1,125	3,064	1,759	1,076	2,835
Total product sales(1)	$8,483	$3,529	12,012	$8,277	$3,429	11,706
Other revenues			820			721
Total revenues			$12,832			$12,427

____________
(1)    Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2022 and 2021.

4. Income taxes
The effective tax rates for the three and six months ended June 30, 2022, were 14.0% and 12.9%, respectively, compared with 16.8% and 12.6%, respectively, for the corresponding periods of the prior year.
The decrease in our effective tax rate for the three months ended June 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime, partially offset by current year unfavorable items including a loss on a nonstrategic divestiture. The increase in our effective tax rate for the six months ended June 30, 2022, was primarily due to current year unfavorable items compared to last year including a loss on a nonstrategic divestiture, partially offset by the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime and changes in earnings mix. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States treated as a foreign jurisdiction for U.S. tax purposes, that are currently subject to a tax incentive grant through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%. See Note 2, Acquisitions and divestitures.
The U.S. territory of Puerto Rico imposes a 4% excise tax on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. We account for the excise tax as a manufacturing cost that is capitalized in Inventories and expensed in Cost of sales when the related products are sold. For U.S. income tax purposes, in 2022, the excise tax results in foreign tax credits that are generally recognized in our provision for income taxes when the excise tax is incurred.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can and have arisen with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts. Tax authorities, including the IRS, are becoming more aggressive and are particularly focused on such matters.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process, and we will seek consolidation of the two periods into one case in the U.S. Tax Court.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. In addition, we have examinations by a number of state and foreign tax jurisdictions.
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

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Income Taxes, for further discussion and Part II, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability.
During the three and six months ended June 30, 2022, the gross amounts of our UTBs increased by $50 million and $95 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2022, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income (Numerator):
Net income for basic and diluted EPS	$1,317	$464	$2,793	$2,110

Shares (Denominator):
Weighted-average shares for basic EPS	535	573	541	575
Effect of dilutive securities	2	3	3	3
Weighted-average shares for diluted EPS	537	576	544	578

Basic EPS	$2.46	$0.81	$5.16	$3.67
Diluted EPS	$2.45	$0.81	$5.13	$3.65
For the three and six months ended June 30, 2022 and 2021, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$—	$—	$—	$—
U.S. Treasury bills	1,980	—	—	1,980
Money market mutual funds	4,433	—	—	4,433
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$6,413	$—	$—	$6,413

Types of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	1	—	—	1
Total interest-bearing securities	$7,304	$—	$—	$7,304
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2022	December 31, 2021
Cash and cash equivalents	$4,433	$7,256
Marketable securities	1,980	48
Total interest-bearing securities	$6,413	$7,304
Cash and cash equivalents in the above table excludes bank account cash of $770 million and $733 million as of June 30, 2022 and December 31, 2021, respectively.
Total interest-bearing securities as of June 30, 2022 and December 31, 2021, mature in one year or less.
For the three and six months ended June 30, 2022 and 2021, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
We held investments in equity securities with readily determinable fair values (publicly traded securities) of $361 million and $611 million as of June 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2022 and 2021, net unrealized gains and losses on publicly traded securities were a $106 million net loss and a $25 million net gain, respectively. During the six months ended June 30, 2022 and 2021, net unrealized losses on publicly traded securities were $276 million and $31 million, respectively. Realized gains and losses on sales of publicly traded securities for the three and six months ended June 30, 2022 and 2021, were not material.

We held investments of $280 million and $262 million in equity securities without readily determinable fair values as of June 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2022 and 2021, upward adjustments and downward adjustments on these securities were not material. Adjustments were based on observable price transactions.
Equity method investments
BeiGene, Ltd.
As of June 30, 2022 and December 31, 2021, we had an ownership interest in BeiGene of approximately 18.2% and 18.4%, respectively, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. We amortize the difference between the fair value of equity securities acquired and our proportionate share of the carrying value of the underlying net assets of BeiGene over the useful lives of the assets that gave rise to this basis difference. This amortization and our share of the results of operations of BeiGene are included in Other (expense) income, net, in the Condensed Consolidated Statements of Income one quarter in arrears.
During the three months ended June 30, 2022 and 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net loss of $80 million and net income of $14 million, respectively, and amortization of the basis difference of $48 million and $42 million, respectively. During the six months ended June 30, 2022 and 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net losses of $188 million and $83 million, respectively, and amortization of the basis difference of $95 million and $84 million, respectively. As of June 30, 2022 and December 31, 2021, the carrying values of our investment in BeiGene totaled $2.5 billion and $2.8 billion, respectively, and the fair values of our investment totaled $3.1 billion and $5.1 billion, respectively. As of June 30, 2022, we believe the carrying value of our equity investment in BeiGene is fully recoverable.
Neumora Therapeutics, Inc.
On September 30, 2021, we acquired an approximately 25.9% ownership interest in Neumora, a privately held company, for $257 million, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets, in exchange for a $100 million cash payment and $157 million in noncash consideration primarily related to future services. Although our equity investment provides us with the ability to exercise significant influence over Neumora, we have elected the fair value option to account for our equity investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. As of June 30, 2022 and December 31, 2021, our ownership interest in Neumora was approximately 25.7% and 25.9%, respectively, and the fair values of our investment were $131 million and $220 million, respectively. Accordingly, for the reduction in fair value of our investment during the three and six months ended June 30, 2022, we recognized a loss of $39 million and $89 million, respectively, for the reduction in fair value of our investment in Other (expense) income, net, in the Condensed Consolidated Statements of Income. For information on determination of fair values, see Note 11, Fair value measurement.
Limited partnerships
We held limited partnership investments of $338 million and $573 million as of June 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2022, unfunded additional commitments to be made for these investments during the next several years were $209 million. For the three months ended June 30, 2022 and 2021, net unrealized losses from our limited partnership investments were $60 million and $43 million, respectively. For the six months ended June 30, 2022 and 2021, net unrealized gains and losses from our limited partnership investments were a $220 million net loss and a $165 million net gain, respectively.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Raw materials	$779	$647
Work in process	2,763	2,367
Finished goods	1,012	1,072
Total inventories	$4,554	$4,086

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Six months ended June 30, 2022
Beginning balance	$14,890
Adjustments to goodwill resulting from acquisitions and divestitures, net(1)	7
Currency translation adjustment	(32)
Ending balance	$14,865
____________
(1)    Composed of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in the acquisition of Teneobio and the nonstrategic Gensenta divestiture. See Note 2, Acquisitions and divestitures.

Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2022			December 31, 2021
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,537	$(13,863)	$11,674	$25,561	$(12,769)	$12,792
Licensing rights	3,864	(3,050)	814	3,807	(2,973)	834
Marketing-related rights	1,326	(1,125)	201	1,354	(1,112)	242
Research and development technology rights	1,371	(1,153)	218	1,377	(1,133)	244
Total finite-lived intangible assets	32,098	(19,191)	12,907	32,099	(17,987)	14,112
Indefinite-lived intangible assets:
In-process research and development	1,020	—	1,020	1,070	—	1,070
Total other intangible assets	$33,118	$(19,191)	$13,927	$33,169	$(17,987)	$15,182

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
During the three months ended June 30, 2022 and 2021, we recognized amortization associated with our finite-lived intangible assets of $629 million and $652 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized amortization associated with our finite-lived intangible assets of $1.3 billion in both periods. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining six months ending December 31, 2022, and the years ending December 31, 2023, 2024, 2025, 2026 and 2027, are $1.3 billion, $2.5 billion, $2.5 billion, $2.4 billion, $1.7 billion and $1.8 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2022	December 31, 2021
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	$733	$767
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	786	853
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	579	643
2.20% notes due 2027 (2.20% 2027 Notes)	1,750	1,750
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
1.65% notes due 2028 (1.65% 2028 Notes)	1,250	1,250
3.00% notes due 2029 (3.00% 2029 Notes)	750	—
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	853	947
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,250	1,250
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	1,150	1,150
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	1,350	1,350
4.20% notes due 2052 (4.20% 2052 Notes)	1,000	—
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,250	—
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,245)	(1,213)
Fair value adjustments	(210)	284
Other	13	15
Total carrying value of debt	36,522	33,309
Less current portion	(817)	(87)
Total long-term debt	$35,705	$33,222
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

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2022		2021
	Shares	Dollars	Shares	Dollars
First quarter	24.6	$5,410	3.7	$865
Second quarter	—	—	6.5	1,592
Total stock repurchases	24.6	$5,410	10.2	$2,457
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
As of June 30, 2022, $4.6 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2022 and December 2021, the Board of Directors declared a quarterly cash dividend of $1.94 per share, which were paid in June 2022 and March 2022, respectively. In August 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share, which will be paid on September 8, 2022.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2021	$(844)	$61	$—	$(13)	$(796)
Foreign currency translation adjustments	(51)	—	—	—	(51)
Unrealized gains	—	56	—	—	56
Reclassification adjustments to income	—	51	—	—	51
Income taxes	—	(23)	—	—	(23)
Balance as of March 31, 2022	(895)	145	—	(13)	(763)
Foreign currency translation adjustments	(65)	—	—	—	(65)
Unrealized gains	—	67	—	—	67
Reclassification adjustments to income	—	132	—	—	132
Income taxes	—	(43)	—	—	(43)
Balance as of June 30, 2022	$(960)	$301	$—	$(13)	$(672)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended June 30,
Components of AOCI	2022	2021	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$53	$(18)	Product sales
Cross-currency swap contract (losses) gains	(185)	46	Other (expense) income, net
	(132)	28	Income before income taxes
	28	(6)	Provision for income taxes
	$(104)	$22	Net income

	Six months ended June 30,
Components of AOCI	2022	2021	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$80	$(19)	Product sales
Cross-currency swap contract losses	(263)	(86)	Other (expense) income, net
	(183)	(105)	Income before income taxes
	39	22	Provision for income taxes
	$(144)	$(83)	Net income

11. Fair value measurement
To estimate the fair value of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about inputs that market participants would use in pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

Level 1	—	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access
Level 2	—	Valuations for which all significant inputs are observable either directly or indirectly—other than Level 1 inputs
Level 3	—	Valuations based on inputs that are unobservable and significant to the overall fair value measurement
The availability of observable inputs can vary among different types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, inputs used for measuring fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level of input used that is significant to the overall fair value measurement.
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2022, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$—	$—	$—	$—
U.S. Treasury bills	1,980	—	—	1,980
Money market mutual funds	4,433	—	—	4,433
Other short-term interest-bearing securities	—	—	—	—
Equity securities	361	—	131	492
Derivatives:
Foreign currency contracts	—	413	—	413
Cross-currency swap contracts	—	29	—	29
Interest rate swap contracts	—	—	—	—
Total assets	$6,774	$442	$131	$7,347

Liabilities:
Derivatives:
Foreign currency contracts	$—	$30	$—	$30
Cross-currency swap contracts	—	503	—	503
Interest rate swap contracts	—	591	—	591
Contingent consideration obligations	—	—	310	310
Total liabilities	$—	$1,124	$310	$1,434

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2021, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	—	1	—	1
Equity securities	611	—	220	831
Derivatives:
Foreign currency contracts	—	183	—	183
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	16	—	16
Total assets	$7,914	$266	$220	$8,400

Liabilities:
Derivatives:
Foreign currency contracts	$—	$39	$—	$39
Cross-currency swap contracts	—	339	—	339
Interest rate swap contracts	—	156	—	156
Contingent consideration obligations	—	—	342	342
Total liabilities	$—	$534	$342	$876

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity investments in publicly traded securities are based on quoted market prices in active markets, with no valuation adjustment. The fair value of equity securities without readily determinable fair values are initially valued at the transaction price and subsequently valued based on a combination of market performance and publicly available market information for similar companies that have actively traded equity securities.
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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$330	$39	$342	$33
Payments	(1)	(2)	(3)	(3)
Net changes in valuations	(19)	11	(29)	18
Ending balance	$310	$48	$310	$48
As of June 30, 2022 and December 31, 2021, our contingent consideration obligations are primarily the result of our acquisition of Teneobio in October 2021, which obligates us to pay the former shareholders up to $1.6 billion upon achieving separate development and regulatory milestones with regard to various R&D programs. See Note 2, Acquisitions and divestitures.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of June 30, 2022 and December 31, 2021, the aggregate fair values of our borrowings were $34.4 billion and $37.9 billion, respectively, and the carrying values were $36.5 billion and $33.3 billion, respectively.
Investment in BeiGene, Ltd.
We estimated the fair value of our investment in BeiGene by using Level 1 inputs. As of June 30, 2022 and December 31, 2021, the fair values were $3.1 billion and $5.1 billion, and the carrying values were $2.5 billion and $2.8 billion, respectively.
During the three and six months ended June 30, 2022 and 2021, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis, except with respect to the impairment of net assets in connection with the nonstrategic Gensenta divestiture. See Note 2, Acquisitions and divestitures.

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
As of June 30, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.6 billion and $5.7 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of June 30, 2022, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.5%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the six months ended June 30, 2022, and amounts expected to be recognized during the subsequent 12 months are not material.

The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2022	2021	2022	2021
Foreign currency contracts	$252	$(46)	$330	$137
Cross-currency swap contracts	(185)	15	(207)	(60)
Total unrealized gains (losses)	$67	$(31)	$123	$77
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of both June 30, 2022 and December 31, 2021, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion that hedge certain portions of our long-term debt issuances.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Current portion of long-term debt	$82	$85	$82	$85
Long-term debt	$6,241	$6,729	$(292)	$199
____________
(1)     Current portion of long-term debt includes $82 million and $85 million of carrying value with discontinued hedging relationships as of June 30, 2022 and December 31, 2021, respectively. Long-term debt includes $399 million and $440 million of carrying value with discontinued hedging relationships as of June 30, 2022 and December 31, 2021, respectively.
(2)    Current portion of long-term debt includes $82 million and $85 million of hedging adjustments on discontinued hedging relationships as of June 30, 2022 and December 31, 2021, respectively. Long-term debt includes $299 million and $340 million of hedging adjustments on discontinued hedging relationships as of June 30, 2022 and December 31, 2021, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,281	$(317)	$(328)	$12,012	$(847)	$(623)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$53	$—	$—	$80	$—	$—
Cross-currency swap contracts	$—	$(185)	$—	$—	$(263)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$157	$—	$—	$494
Derivatives designated as hedging instruments	$—	$—	$(135)	$—	$—	$(450)

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,114	$11	$(281)	$11,706	$24	$(566)
The effects of cash flow and fair value hedging:
(Losses) gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$(18)	$—	$—	$(19)	$—	$—
Cross-currency swap contracts	$—	$46	$—	$—	$(86)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(34)	$—	$—	$141
Derivatives designated as hedging instruments	$—	$—	$55	$—	$—	$(97)
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2022, we expected to reclassify $179 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2022 and December 31, 2021, the total notional amounts of these foreign currency forward contracts were $550 million and $680 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2022 and 2021.
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2022	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$413	Accrued liabilities/ Other noncurrent liabilities	$30
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	29	Accrued liabilities/ Other noncurrent liabilities	503
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	591
Total derivatives designated as hedging instruments		$442		$1,124

	Derivative assets		Derivative liabilities
December 31, 2021	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$183	Accrued liabilities/ Other noncurrent liabilities	$39
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	66	Accrued liabilities/ Other noncurrent liabilities	339
Interest rate swap contracts	Other current assets/ Other noncurrent assets	16	Accrued liabilities/ Other noncurrent liabilities	156
Total derivatives designated as hedging instruments		$265		$534
Our derivative contracts that were in liability positions as of June 30, 2022, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. Although it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
ANDA Patent Litigation
Otezla ANDA Patent Litigation
Amgen Inc. v. Apotex Inc.
On June 14, 2022, Amgen filed a lawsuit in the U.S. District Court for the District of New Jersey (the New Jersey District Court) against Apotex Inc. (Apotex) for infringement of U.S. Patent Nos. 7,427,638, 9,872,854 and 10,092,541, which are listed in the Orange Book for Otezla. This lawsuit was based on Apotex’s submission of an ANDA seeking FDA approval to market a generic version of Otezla and seeks an order of the New Jersey District Court making any FDA approval of Apotex’s ANDA effective no earlier than the expiration of the applicable patents.
Repatha Patent Litigation
Patent Disputes in the International Region
On July 21, 2022, Sanofi Biotechnology SAS filed an action against Amgen GmbH and Amgen (Europe) B.V. before the Regional Court of Dusseldorf alleging that the marketing and sale of Repatha infringes European Patent No. 2,756,004 (the EP’004 Patent), seeking infringement damages and injunctive relief. The EP’004 Patent is currently in opposition proceedings, initiated by Amgen and an anonymous third party, before the European Patent Office (EPO). A hearing before the Opposition Division of the EPO was held on June 8 and 9, 2022, and the Opposition Division upheld the validity of the claims at issue with narrowing amendments. The parties are awaiting the Opposition Division’s written opinion. Amgen filed a Notice of Appeal on July 6, 2022.

Antitrust Actions
Sensipar Antitrust Class Actions
On May 11, 2022, the parties filed motions asking permission to seek interlocutory appeal of the U.S. District Court for the District of Delaware’s (the Delaware District Court’s) March 11, 2022 order denying Amgen’s Motion to Dismiss solely with respect to the reverse payment claim and the various state law claims. The plaintiffs did not oppose Amgen’s motion and instead argued all issues should be appealed at this time. Amgen filed its opposition to plaintiffs’ motion on June 10, 2022, and reply briefs were filed on June 24, 2022.
HUMIRA® Biosimilar Antitrust Actions
On August 1, 2022, the U.S. Court of Appeals for the Seventh Circuit issued an opinion affirming the June 30, 2020 dismissal with prejudice by the U.S. District Court for the Northern District of Illinois of a consolidated complaint against Amgen along with AbbVie Inc., AbbVie Biotechnology Ltd., Samsung Bioepis Co. and Sandoz Inc.
Regeneron Pharmaceuticals, Inc. Antitrust Action
On May 27, 2022, Regeneron Pharmaceuticals, Inc. (Regeneron) filed suit against Amgen in the Delaware District Court for federal and state antitrust and unfair competition violations and tortious interference with prospective business relations. Regeneron alleges that Amgen’s sales contracting practices for Repatha, ENBREL and Otezla with key insurers, third-party payors and PBMs have harmed the sales of its product PRALUENT® and focuses on two primary arguments: that Amgen improperly bundled sales of Repatha with ENBREL, Otezla and potentially other products and sought exclusive or de facto exclusive formulary positioning for Repatha. Amgen’s initial responsive pleading was filed on August 1, 2022.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petition in the U.S. Tax Court.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2022. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products are ENBREL, Prolia, Otezla, XGEVA, Aranesp, Neulasta, Repatha, KYPROLIS and Nplate. We also market a number of other products, including MVASI, Vectibix, EVENITY, BLINCYTO, EPOGEN, AMGEVITA, Aimovig, Parsabiv, KANJINTI, LUMAKRAS/LUMYKRAS, NEUPOGEN, Sensipar/Mimpara and TEZSPIRE.
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
Over the course of the pandemic we have experienced changes in demand for some of our products as fluctuations in the frequency of patient visits to doctors’ offices have impacted the provision of treatments to existing patients and reduced diagnoses in new patients. During 2021, there was a gradual recovery in both patient visits and diagnosis rates that approached pre-pandemic levels. In 2022, the pandemic has continued to impact the healthcare sector, and our business, to varying degrees across our markets. To date in 2022, in most of our major markets, with the exception of the Asia Pacific region that has been affected by sustained lockdowns, we have seen greater stability in patient visits and demand patterns even in areas facing surges in the virus. Given the evolution of COVID-19 since its onset, including the proliferation of variants, we cannot predict the impact of future virus surges on our business and will continue to closely monitor the impact of COVID-19 on our business and on the healthcare sector more generally.

With respect to our drug development activities, we continue to work to mitigate COVID-19 effects on future study enrollment in our clinical trials around the world. We remain focused on effectively supporting the delivery of care and investigational drug supply to patients enrolled in our active clinical sites.
Despite the ongoing pandemic and business impacts noted above, we believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in capital-return and other business initiatives that we plan to pursue. For a discussion of risks the COVID-19 pandemic presents to our results, see Risk Factors in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022.
Products/Pipeline
General Medicine
Olpasiran
•In May 2022, we announced positive topline data from the Phase 2 OCEAN(a)-DOSE clinical study, evaluating olpasiran (formerly AMG 890) in adult patients with lipoprotein(a), or Lp(a), levels over 150 nmol/L and evidence of atherosclerotic cardiovascular disease (ASCVD). Olpasiran is a small interfering RNA (siRNA) designed to lower the body’s production of apolipoprotein(a), a key component of Lp(a) that has been associated with an increased risk of cardiovascular events. In the double-blind placebo-controlled treatment period, olpasiran was administered up to 225 mg subcutaneously every 12 weeks to patients with a median baseline Lp(a) of approximately 260 nmol/L. These data demonstrated a significant reduction from baseline in Lp(a) of up to or greater than 90 percent at week 36 (primary endpoint) and week 48 (end of treatment period) for the majority of doses. No new safety concerns were identified during this treatment period.
Inflammation
TEZSPIRE
•In July 2022, our partner AstraZeneca plc announced that the Committee for Medicinal Products for Human Use of the EMA has recommended TEZSPIRE for marketing authorization in the European Union as an add-on therapy in patients 12 years and older with severe asthma who are inadequately controlled with high dose inhaled corticosteroids plus another medicinal product for maintenance treatment.
Business development
Proposed acquisition of ChemoCentryx, Inc.
•On August 4, 2022, Amgen announced its proposed acquisition of ChemoCentryx for $52.00 per share in cash, for a total transaction price of approximately $4.0 billion. ChemoCentryx is a biopharmaceutical company focused on orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer. In the United States, ChemoCentryx markets TAVNEOS®, the first approved orally administered inhibitor of the complement 5a receptor as an adjunctive treatment for adult patients with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis (ANCA vasculitis). The transaction is expected to close in the fourth quarter of 2022.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Product sales
U.S.	$4,446	$4,374	2%	$8,483	$8,277	2%
ROW	1,835	1,740	5%	3,529	3,429	3%
Total product sales	6,281	6,114	3%	12,012	11,706	3%
Other revenues	313	412	(24)%	820	721	14%
Total revenues	$6,594	$6,526	1%	$12,832	$12,427	3%
Operating expenses	$4,418	$5,698	(22)%	$8,156	$9,470	(14)%
Operating income	$2,176	$828	*	$4,676	$2,957	58%
Net income	$1,317	$464	*	$2,793	$2,110	32%
Diluted EPS	$2.45	$0.81	*	$5.13	$3.65	41%
Diluted shares	537	576	(7)%	544	578	(6)%
* Change in excess of 100%
In the following discussion of changes in product sales, any reference to unit demand growth or decline refers to changes in purchases of our products by healthcare providers (such as physicians or their clinics), dialysis centers, hospitals and pharmacies. In addition, any reference to increases or decreases in inventory refers to changes in inventory held by wholesaler customers and end users (such as pharmacies).
Total product sales increased for the three months ended June 30, 2022, primarily driven by higher unit demand for certain brands including Repatha, Prolia, EVENITY, LUMAKRAS/LUMYKRAS and KYPROLIS, partially offset by declines in the net selling prices of certain products and unfavorable changes in foreign currency exchange rates. Total product sales increased for the six months ended June 30, 2022, primarily driven by higher unit demand for certain brands, including Repatha, Prolia, EVENITY, LUMAKRAS/LUMYKRAS and KYPROLIS, and by favorable changes to estimated sales deductions, partially offset by declines in the net selling prices of certain products and unfavorable changes in foreign currency exchange rates. For the remainder of 2022, we expect that net selling prices will continue to decline at a portfolio level, driven by increased competition.
Over the course of the COVID-19 pandemic we experienced changes in demand for some of our products as fluctuations in the frequency of patient visits to doctors’ offices have impacted the provision of treatments to existing patients and reduced diagnoses in new patients. In general, declines in the sales of our products that were impacted by the dynamics of the pandemic were most significant in the early months of the pandemic, with product demand beginning to show some recovery in late 2020. During 2021, there was a gradual recovery in both patient visits and diagnosis rates that approached pre-pandemic levels; however, variants (including Omicron) began to impact the healthcare sector and our business in late 2021 and early 2022. This led to diminished capacity in the healthcare sector and reduced working days for our own sales force. For the second quarter 2022, we have seen the impact of these variants recede in most markets, with the exception of some markets in the Asia Pacific region, which has allowed us to engage in increased field-facing activities. Provider and patient activity has also increased, leading to improvements in demand for our products to pre-pandemic levels. However, the cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which continues to impact our business. Given the unpredictable nature of the pandemic, there could be intermittent disruptions in physician–patient interactions, and as a result, we may experience quarter-to-quarter variability. In addition, other changes in the healthcare ecosystem have the potential to introduce variability into product sales trends. For example, changes in U.S. employment have led to changes to the insured population. Growth in numbers of Medicaid enrollees and uninsured individuals may have a negative impact on product demand and sales. Overall, uncertainty remains around the timing and magnitude of our sales during the COVID-19 pandemic. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Other revenues decreased for the three months ended June 30, 2022, driven by lower revenue from COVID-19 antibody material and increased for the six months ended June 30, 2022, primarily driven by higher revenue from COVID-19 antibody material.
Operating expenses decreased for the three and six months ended June 30, 2022, primarily due to the Acquired IPR&D expense related to the Five Prime acquisition in 2021, partially offset by a loss on a nonstrategic divestiture in 2022. See Note 2, Acquisitions and divestitures.
Although changes in foreign currency exchange rates result in increases or decreases in our reported international product sales, the benefit or detriment that such movements have on our international product sales is partially offset by corresponding increases or decreases in our international operating expenses and our related foreign currency hedging activities. Further, while not designed to completely address foreign currency changes, our hedging activities seek to offset, in part, the effects of foreign currency exchange rate changes, both favorable and unfavorable, on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros. The net impact from changes in foreign currency exchange rates was not material for the three and six months ended June 30, 2022 and 2021.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
ENBREL	$1,051	$1,144	(8)%	$1,913	$2,068	(7)%
Prolia	922	814	13%	1,774	1,572	13%
Otezla	594	534	11%	1,045	1,010	3%
XGEVA	533	488	9%	1,035	956	8%
Aranesp	357	367	(3)%	715	722	(1)%
Neulasta	310	486	(36)%	658	968	(32)%
Repatha	325	286	14%	654	572	14%
KYPROLIS	317	280	13%	604	531	14%
Nplate	284	245	16%	550	472	17%
Other products	1,588	1,470	8%	3,064	2,835	8%
Total product sales	$6,281	$6,114	3%	$12,012	$11,706	3%
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected Financial Information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2021: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of Operations—Product Sales, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2022: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Product Sales; and (ii) Part II, Item 1A. Risk Factors.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
ENBREL — U.S.	$1,036	$1,113	(7)%	$1,879	$2,007	(6)%
ENBREL — Canada	15	31	(52)%	34	61	(44)%
Total ENBREL	$1,051	$1,144	(8)%	$1,913	$2,068	(7)%
The decrease in ENBREL sales for the three and six months ended June 30, 2022, was primarily driven by lower net selling price and lower unit demand.
For the remainder of 2022, we expect that net selling price will continue to decline driven by increased competition.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Prolia — U.S.	$611	$538	14%	$1,193	$1,039	15%
Prolia — ROW	311	276	13%	581	533	9%
Total Prolia	$922	$814	13%	$1,774	$1,572	13%
The increase in global Prolia sales for the three and six months ended June 30, 2022, was primarily driven by higher unit demand.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Otezla — U.S.	$487	$423	15%	$837	$789	6%
Otezla — ROW	107	111	(4)%	208	221	(6)%
Total Otezla	$594	$534	11%	$1,045	$1,010	3%
The increase in global Otezla sales for the three months ended June 30, 2022, was driven by higher unit demand and favorable changes to estimated sales deductions, partially offset by lower net selling price.
The increase in global Otezla sales for the six months ended June 30, 2022, was primarily driven by higher unit demand and favorable changes to estimated sales deductions, partially offset by lower net selling price and unfavorable changes to inventory.
For a discussion of litigation related to Otezla, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report.

XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
XGEVA — U.S.	$391	$355	10%	$759	$689	10%
XGEVA — ROW	142	133	7%	276	267	3%
Total XGEVA	$533	$488	9%	$1,035	$956	8%
The increase in global XGEVA sales for the three and six months ended June 30, 2022, was primarily driven by higher net selling price and favorable changes to estimated sales deductions.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Aranesp — U.S.	$132	$135	(2)%	$269	$260	3%
Aranesp — ROW	225	232	(3)%	446	462	(3)%
Total Aranesp	$357	$367	(3)%	$715	$722	(1)%
The decrease in global Aranesp sales for the three months ended June 30, 2022, was primarily driven by lower net selling price.
The decrease in global Aranesp sales for the six months ended June 30, 2022, was driven by lower net selling price and unfavorable changes in foreign currency exchange rates, partially offset by favorable changes to estimated sales deductions and higher unit demand.
Aranesp continues to face competition from a long-acting erythropoiesis-stimulating agent (ESA) and also faces competition from biosimilar versions of EPOGEN, which will continue to impact sales in the future.
Neulasta
Total Neulasta sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Neulasta — U.S.	$263	$434	(39)%	$567	$855	(34)%
Neulasta — ROW	47	52	(10)%	91	113	(19)%
Total Neulasta	$310	$486	(36)%	$658	$968	(32)%
The decrease in global Neulasta sales for the three and six months ended June 30, 2022, was primarily driven by lower net selling price and unit demand.
Increased competition as a result of biosimilar versions of Neulasta has had and will continue to have a significant adverse impact on brand sales, including accelerating net price erosion and lower unit demand. We also expect other biosimilar versions, including biosimilars that will use an on-body injector that would compete with our Onpro injector, to be approved in the future.
For a discussion of ongoing patent litigations related to these and other biosimilars, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Repatha — U.S.	$154	$143	8%	$319	$282	13%
Repatha — ROW	171	143	20%	335	290	16%
Total Repatha	$325	$286	14%	$654	$572	14%
The increase in global Repatha sales for the three and six months ended June 30, 2022, was driven by higher unit demand, partially offset by lower net selling price. Contracting changes to support and expand Medicare Part D and commercial patient access and the inclusion of Repatha on China’s National Reimbursement Drug List as of January 1, 2022, resulted in the decrease to net selling price in 2022.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2022; and Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
KYPROLIS — U.S.	$213	$190	12%	$409	$349	17%
KYPROLIS — ROW	104	90	16%	195	182	7%
Total KYPROLIS	$317	$280	13%	$604	$531	14%
The increase in global KYPROLIS sales for the three and six months ended June 30, 2022, was driven by higher unit demand, partially offset by lower net selling price.
The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch–Waxman Act and any applicable settlement agreements between us and certain companies that seek to develop generic carfilzomib products.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Nplate — U.S.	$156	$136	15%	$312	$248	26%
Nplate — ROW	128	109	17%	238	224	6%
Total Nplate	$284	$245	16%	$550	$472	17%
The increase in global Nplate sales for the three and six months ended June 30, 2022, was primarily driven by higher unit demand and net selling price.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
MVASI — U.S.	$161	$206	(22)%	$329	$430	(23)%
MVASI — ROW	82	88	(7)%	158	158	—%
Vectibix — U.S.	96	92	4%	181	171	6%
Vectibix— ROW	111	147	(24)%	227	259	(12)%
EVENITY — U.S.	130	79	65%	240	136	76%
EVENITY— ROW	61	52	17%	121	102	19%
BLINCYTO — U.S.	77	62	24%	156	127	23%
BLINCYTO — ROW	62	46	35%	121	88	38%
EPOGEN — U.S.	136	130	5%	256	255	—%
AMGEVITA — ROW	116	107	8%	224	213	5%
Aimovig — U.S.	88	82	7%	186	148	26%
Aimovig — ROW	4	—	NM	7	—	NM
Parsabiv — U.S.	71	37	92%	128	83	54%
Parsabiv — ROW	32	34	(6)%	61	67	(9)%
KANJINTI — U.S.	69	132	(48)%	149	262	(43)%
KANJINTI — ROW	16	24	(33)%	32	55	(42)%
LUMAKRAS — U.S.	51	9	*	99	9	*
LUMYKRAS — ROW	26	—	NM	40	—	NM
NEUPOGEN — U.S.	21	36	(42)%	44	54	(19)%
NEUPOGEN — ROW	16	15	7%	31	31	—%
Sensipar — U.S.	5	4	25%	9	4	*
Sensipar/Mimpara — ROW	15	20	(25)%	31	43	(28)%
Other — U.S.(1)	98	38	*	162	80	*
Other — ROW(1)	44	30	47%	72	60	20%
Total other products	$1,588	$1,470	8%	$3,064	$2,835	8%
Total U.S. — other products	$1,003	$907	11%	$1,939	$1,759	10%
Total ROW — other products	585	563	4%	1,125	1,076	5%
Total other products	$1,588	$1,470	8%	$3,064	$2,835	8%
NM = not meaningful
* Change in excess of 100%
____________
(1) Other products include Corlanor, AVSOLA, TEZSPIRE, IMLYGIC and RIABNI as well as sales by Gensenta and Bergamo subsidiaries.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Cost of sales	$1,510	$1,637	(8)%	$3,071	$3,127	(2)%
% of product sales	24.0%	26.8%		25.6%	26.7%
% of total revenues	22.9%	25.1%		23.9%	25.2%
Research and development	$1,039	$1,082	(4)%	$1,998	$2,049	(2)%
% of product sales	16.5%	17.7%		16.6%	17.5%
% of total revenues	15.8%	16.6%		15.6%	16.5%
Acquired in-process research and development	$—	$1,505	NM	$—	$1,505	NM
% of product sales	—%	24.6%		—%	12.9%
% of total revenues	—%	23.1%		—%	12.1%
Selling, general and administrative	$1,327	$1,384	(4)%	$2,555	$2,638	(3)%
% of product sales	21.1%	22.6%		21.3%	22.5%
% of total revenues	20.1%	21.2%		19.9%	21.2%
Other	$542	$90	*	$532	$151	*
Total operating expenses	$4,418	$5,698	(22)%	$8,156	$9,470	(14)%
NM = not meaningful
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 22.9% and 23.9% of total revenues for the three and six months ended June 30, 2022, respectively, driven by lower COVID-19 antibody shipments, lower manufacturing costs and lower amortization expense from acquisition-related assets, partially offset by unfavorable product mix.
Research and development
The decrease in R&D expense for the three months ended June 30, 2022, was driven by lower marketed product support and lower expense resulting from acquisition-related activity, partially offset by higher spend in research and early pipeline.
The decrease in R&D expense for the six months ended June 30, 2022, was driven by lower marketed product support and lower expense resulting from acquisition-related activity, partially offset by higher late-stage development program spend and research and early pipeline spend.
Acquired in-process research and development
The decrease in Acquired IPR&D expense for the three and six months ended June 30, 2022, was due to the bemarituzumab program, which was acquired as part of the Five Prime acquisition in 2021. See Note 2, Acquisitions and divestitures.
Selling, general and administrative
The decrease in SG&A expense for the three and six months ended June 30, 2022, was primarily driven by lower spend for marketed products and lower expense resulting from acquisition-related activity.
Other
Other operating expenses for the three and six months ended June 30, 2022, consisted primarily of a loss on a nonstrategic divestiture. See Note 2, Acquisitions and divestitures. Other operating expenses for the three and six months ended June 30, 2021, consisted primarily of expenses related to cost saving initiatives.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest expense, net	$(328)	$(281)	$(623)	$(566)
Other (expense) income, net	$(317)	$11	$(847)	$24
Provision for income taxes	$214	$94	$413	$305
Effective tax rate	14.0%	16.8%	12.9%	12.6%
Interest expense, net
The increase in Interest expense, net, for the three and six months ended June 30, 2022, was primarily due to higher overall debt outstanding and higher LIBOR rates on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps.
Other (expense) income, net
The change in Other (expense) income, net, for the three and six months ended June 30, 2022, was primarily due to net losses recognized on our strategic equity investments in the current year compared with net gains recognized in the prior year and higher current year losses in connection with our BeiGene investment.
Income taxes
The decrease in our effective tax rate for the three months ended June 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime, partially offset by current year unfavorable items, including a loss on a nonstrategic divestiture. The increase in our effective tax rate for the six months ended June 30, 2022, was primarily due to current year unfavorable items compared to last year including a loss on a nonstrategic divestiture, partially offset by the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime and changes in earnings mix. See Note 2, Acquisitions and divestitures.
The Administration proposed and Congress is considering a variety of potentially significant changes to existing tax law. These changes, or others, could substantially increase taxes we pay to the U.S. government. Further, the OECD recently reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, either by all OECD participants or unilaterally by individual countries, this agreement could result in tax increases in both the United States and foreign jurisdictions. The U.S. Treasury recently released final foreign tax credit regulations that eliminate U.S. creditability of the Puerto Rico Excise Tax beginning in 2023, which would increase our U.S. tax liability. However, the U.S. territory of Puerto Rico recently enacted Act 52-2022, which provides for an alternate fixed tax rate on industrial development income that is expected to be creditable under U.S. law. As part of this new law, eligible businesses would be subject to incremental income and withholding taxes in lieu of payment of the Puerto Rico Excise Tax. In order to qualify for the alternative fixed tax rate, we must amend our current tax grant with the Puerto Rico government by December 31, 2022. Once we qualify for this alternative fixed tax rate, which we expect to occur as of January 1, 2023, our tax expense will increase. While we expect these taxes to be partially offset by U.S. foreign tax credits, the U.S. Treasury has not yet issued guidance on whether the alternative fixed tax rate will be creditable under U.S. law.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings.

In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process, and we will seek consolidation of the two periods into one case in the U.S. Tax Court.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. In addition, we have examinations by a number of state and foreign tax jurisdictions.
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

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	June 30, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$7,183	$8,037
Total assets	$59,294	$61,165
Current portion of long-term debt	$817	$87
Long-term debt	$35,705	$33,222
Stockholders’ equity	$2,419	$6,700
Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $7.2 billion as of June 30, 2022. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Capital allocation
Consistent with the objective to optimize our capital structure, we deploy our accumulated cash balances in a strategic manner and consider a number of alternatives, including investments in innovation, both internally and externally, strategic transactions (including those that expand our portfolio of products in areas of therapeutic interest), payment of dividends, stock repurchases and repayment of debt.
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
In March 2022 and December 2021, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock, which were paid on June 8, 2022 and March 8, 2022, respectively, an increase of 10% over quarterly cash dividend paid in each quarter in 2021. In August 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock, which will be paid on September 8, 2022 to all stockholders of record as of the close of business on August 18, 2022.
We also returned capital to stockholders through our stock repurchase program. During the six months ended June 30, 2022, we executed trades to repurchase $5.4 billion of common stock, including $5.1 billion of an initial purchase under the ASR agreements described below. As of June 30, 2022, $4.6 billion of authorization remained available under our stock repurchase program.
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
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2022 and December 31, 2021. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) consolidated interest expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of June 30, 2022.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$4,094	$4,035
Net cash (used in) provided by investing activities	$(2,304)	$890
Net cash used in financing activities	$(4,576)	$(4,561)

Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2022, increased primarily due to higher net income, after adjustments for noncash items, partially offset by the impact of working capital items.
Investing
Cash used in investing activities during the six months ended June 30, 2022, was primarily due to net cash outflows related to marketable securities activity of $1.9 billion and capital expenditures of $436 million. Cash provided by investing activities during the six months ended June 30, 2021, was primarily due to net cash inflows related to marketable securities activity of $2.9 billion, partially offset by the acquisition of Five Prime for $1.6 billion and capital expenditures of $351 million. We currently estimate 2022 spending on capital projects to be approximately $950 million.
Financing
Cash used in financing activities during the six months ended June 30, 2022, was primarily due to payments to repurchase our common stock of $6.4 billion, including amounts paid under the ASR agreements discussed above, and the payment of dividends of $2.1 billion, partially offset by proceeds from the issuance of debt of $4.0 billion. Cash used in financing activities during the six months ended June 30, 2021, was primarily due to payments to repurchase our common stock of $2.5 billion and the payment of dividends of $2.0 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated herein by reference. There were no material changes during the six months ended June 30, 2022, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Management determined that as of June 30, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2021, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected and are likely to continue to affect our profitability.
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. These payers are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our products or narrower populations for whom payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced to attempt to lower drug prices. These include proposals that would enable the U.S. government to negotiate drug prices directly, limit drug reimbursement in Medicare and/or the commercial market based on reference prices, impose penalties if drug prices are increased at a rate faster than inflation or permit importation of drugs from Canada. Additional proposals would require a rebate to the government for any price increase in excess of the Consumer Price Index for All Urban Consumers and/or to shift some of the costs of these Medicare Part D reforms to manufacturers to offset the costs. Certain proposals focused on drug pricing have been adopted, and additional proposals are likely to be adopted and implemented in some form.
—Changing U.S. federal coverage and reimbursement policies and practices have affected and may continue to affect access to, pricing of and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement of our Annual Report on Form 10-K for the year ended December 31, 2021. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. Congress has focused on drug pricing reforms and oversight since 2018, and this activity is still ongoing and has intensified. Since 2019, a number of Congressional committees debated drug pricing reform proposals, and in 2020, Amgen participated in House Oversight and Reform Committee hearings on drug pricing practices. In 2019, the Senate Finance Committee advanced a bill that would, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and/or D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries and require higher or additional manufacturer discounts in Medicare Part D. Additionally, in late 2019, a drug-pricing bill, H.R. 3, passed the House of Representatives and included provisions that, among other things, enabled direct price negotiations by the federal government on certain drugs, (with the maximum price paid by Medicare capped by prices derived from an international index), penalized failures to reach agreement with the government and required that manufacturers offer these negotiated prices to other payers. Provisions from H.R. 3 have been incorporated and adapted into other proposed legislation, including the most recent reconciliation bill released by the Senate in July 2022, which included penalties if drug price benchmarks rise faster than inflation, Medicare price setting for certain drugs paid for under Parts B and D (whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales), and Part D redesign including a cap on beneficiary spending and a new manufacturer discount program. This framework remains in discussion with policymakers in Congress and the Administration. There are other outstanding proposals that, if enacted and implemented, in whole or in part, could also affect access to and sales of our products, including, but not limited to, federal and various state proposals to allow importation of prescription medications from Canada or other countries. See —Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products. In July 2021, the Administration issued an Executive Order designed to address anticompetitive behavior across multiple sectors, and for the healthcare sector, called for, among other things, the FDA to work with states and Indian tribes to develop prescription drug importation programs, more scrutiny of anticompetitive activity by the FTC, emphasized the need for actions to allow for greater competition from generics and biosimilars, and included a process and timeline for federal agencies to deliver to the Administration ideas that address drug pricing. Subsequently, in September 2021, HHS released a report that presented guiding principles for the Administration’s drug pricing proposals, including changes to promote competition throughout the prescription drug industry, highlighting potential legislative policies that Congress could pursue (including drug price negotiation in Medicare Parts B and D, making those negotiated prices available to commercial plans and legislation to speed the entry of biosimilar and generic drugs) and examples of potential administrative tools available to the HHS (including testing various models and enhanced focus of the FTC and the USPTO to address impediments to generic drug and biosimilar competition). Also, in response to the July 2021 Executive Order, the FDA sent a letter to the USPTO describing ways to strengthen coordination between the two agencies, offering training to help identify prior art and seeking USPTO’s views on practices that extend market exclusivities, whether pharmaceutical patent examiners need additional resources, and the effect of post-grant challenges at the PTAB on drug patents. In its reply to the FDA, on July 6, 2022, the USPTO affirmed its interest in coordinating with the FDA and outlined specific initiatives, including enhancing procedures for obtaining patents and easing the process for challenging issued patents before the PTAB.
Legislation enacted in 2021 also contained drug pricing reforms. For example, the Infrastructure Investment and Jobs Act includes a provision requiring manufacturers to provide refunds, beginning in 2023, to the government for discarded amounts of certain drugs (including certain Amgen products) from single use containers under Medicare Part B, and CMS recently released proposed regulations to implement this requirement. Also, the American Rescue Plan Act of 2021 includes a provision that increases the Medicaid rebate liability, beginning in 2024, by no longer capping Medicaid rebates at 100% of the Average Manufacturer Price for certain medicines that raise prices in excess of inflation. The implementation of a final rule issued by HHS that revises regulations under the federal antikickback statute to encourage PBMs to use rebates received from biopharmaceutical manufacturers to reduce patient cost-sharing at the point of sale under Medicare Part D has been delayed to January 1, 2027. However, the future of this rule remains uncertain because, among other issues, it is subject to litigation and because a permanent repeal is being considered in other legislation.
Our business has been, and is expected to continue to be, affected by changes in U.S. federal reimbursement policy resulting from federal regulations and federal demonstration projects. Over the past several years, federal agencies, including the CMS, announced a number of recommendations, policies, proposals and demonstration projects addressing drug pricing. The Administration has also developed and sought to advance a range of policy proposals that could affect U.S. federal reimbursement policy for drugs and biologics, including changes to Medicare Parts B and D. For example, in 2020, in response to an Executive Order, HHS released a rule to allow states to potentially enable the importation of certain drugs from Canada. This rule is in litigation, but should such litigation be unsuccessful, it could allow for the importation of Canadian versions of certain of Amgen’s products (including Otezla), that could have a material adverse effect on Amgen’s business. Also in response to an Executive Order, CMS released an interim final rule to implement the MFN pricing approach aimed at setting the reimbursement rate for 50 Medicare Part B drugs (including our products, such as Prolia, XGEVA, KYPROLIS, Neulasta, Nplate, EPOGEN and Aranesp) equal to the lowest adjusted price in 22 OECD nations for these drugs. In December 2021, subsequent to challenges, including procedural defects, CMS announced it was withdrawing the MFN rule. Notwithstanding the withdrawal of the rule, the MFN rule’s approach to drug pricing and other similar approaches remain of interest to policymakers. In connection with its withdrawal of the MFN rule, CMS noted that it will “… explore all options to incorporate value into payments for Medicare Part B drugs, improve beneficiaries’ access to evidence-based care, and reduce drug spending for consumers and throughout the health care system.” Further, we expect continued significant focus on healthcare and similar drug pricing proposals for the foreseeable future, including proposals under which the government would set drug prices or limit drug reimbursement. In the second quarter of 2022, several Medicare Administrative Contractors issued notice, in contravention of TEZSPIRE’s FDA approved labeling, that TEZSPIRE would be added to their “self-administered drug” exclusion lists. While the effective date for adding TEZSPIRE to the exclusion list has been deferred until further notice, this exclusion, if implemented, would result in Medicare beneficiaries with severe asthma losing access to TEZSPIRE coverage under Medicare Part B and potentially also under Medicare Advantage.

CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. For example, we believe that CMS’s Oncology Care Model demonstration (which has, beginning in 2016, provided participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care) reduced utilization of certain of our oncology products by participating physician practices. While the Oncology Care Model demonstration ended on June 30, 2022, CMS announced a new oncology model (the Enhancing Oncology Model) that will run for five years (from July 2023 through June 2028) that builds on this prior demonstration program. Further, HHS’s September 2021 comprehensive plan to address drug pricing included potential future mandatory models that link payment for prescription drugs and biologics to factors such as: improved patient outcomes, reductions in health disparities, patient affordability and lower overall costs; bundled payment models; total cost of care models; models in which Medicare Part B savings from utilization of biosimilars, generics, or other high-value products are shared between prescribing providers and the government; additional Medicare Part D cost-sharing support for biosimilars and generics; and potential expansion of the Part D Senior Savings Model to additional classes of drugs. CMS also recently finalized a national Medicare coverage determination for certain Alzheimer’s disease medications that received accelerated FDA approvals that limits coverage to only patients in qualifying clinical trials, thereby suggesting that accelerated regulatory approval does not necessarily result in full Medicare coverage. In this dynamic environment, particularly in light of the pressures on healthcare budgets as a result of the pandemic, we are unable to predict which or how many federal policy, legislative, regulatory, executive or administrative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that these or other federal government initiatives further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our U.S. products, or limit our ability to offer co-pay assistance to commercial patients, such actions could have a material adverse effect on our business and results of operations.
We also face risks related to the reporting of pricing data that affects reimbursement of and discounts provided for our products. U.S. government price reporting regulations are complex and may require biopharmaceutical manufacturers to update certain previously submitted data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse effect on our business and results of operations. In addition, as a result of restating previously reported price data, we may be required to pay additional rebates and provide additional discounts. The prior Administration finalized a rule (the implementation of which has been delayed by the current Administration) mandating price and cost-sharing transparency for almost all health plans and insurers in the individual and group commercial markets. Further, the current Administration finalized transparency provisions required under the Consolidated Appropriations Act of 2021 for health plans and insurer reporting of certain drug pricing information by December 27, 2022, and each June thereafter, resulting in a biennial public report highlighting drug pricing trends and the impact of prescription drug costs on premiums and out-of-pocket costs. It is unclear how group health plans and health insurers may respond.
—Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products
At the state level, government actions or ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs or other new pricing actions, including proposals designed to require biopharmaceutical manufacturers to publicly report proprietary pricing information, limit price increases or place a maximum price ceiling or cap on biopharmaceutical products. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. For example, a California law, the constitutionality of which is currently being challenged, purports to require biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. States are also seeking to change the way they pay for drugs for patients covered by state programs. California adopted a 2020–21 budget that incorporates international pricing into Medicaid supplemental rebate negotiations and allows its Medicaid program to seek federal approval to extend supplemental rebates to non-Medicaid populations. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Other states may consider implementing similar policies and procedures as they face budget deficits from the effects of the COVID-19 pandemic. Additionally, Colorado, Florida, Maine, New Hampshire, New Mexico and Vermont have enacted laws, and several other states have proposed bills, to implement importation of drugs from Canada. The FDA recently met with representatives from Colorado, Florida, Maine and New Mexico to discuss those states’ proposed importation programs, and the FDA may be working towards approving such plans. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.

—U.S. commercial payer actions have affected and may continue to affect access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient copay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial copay assistance programs. Further, government regulation of payers may affect these trends. For example, CMS finalized a policy in May 2020 (for plan years starting on or after January 1, 2021, which remains standing policy for 2022) that has caused commercial payers to more widely adopt copay accumulator adjustment programs. Payers have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. Payers also control costs by imposing restrictions on access to or usage of our products, such as Step Therapy, or requiring that patients receive the payer’s prior authorization before covering the product or that patients use a mail-order pharmacy or a limited network of payer fully-owned mail-order or specialty pharmacies. Payers have also chosen to exclude certain indications for which our products are approved or chosen to exclude coverage entirely. For example, some payers require physicians to demonstrate or document that the patients for whom Repatha has been prescribed meet payer utilization management criteria, and these requirements have served to limit and may continue to limit patient access to Repatha treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha by providing greater discounts and rebates to payers, including PBMs that administer Medicare Part D prescription drug plans. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. For example, in late 2018 and early 2019, in response to a very high percentage of Medicare patients abandoning their Repatha prescriptions rather than paying their co-pay, we introduced a set of new National Drug Codes to make Repatha available at a lower list price in an attempt to address affordability for patients, particularly those on Medicare, and on December 31, 2019, we discontinued the higher list price option for Repatha. Despite these net and list price reductions, some payers have restricted and may continue to restrict patient access, and have changed and may continue to change formulary coverage for Repatha, and they may seek further discounts or rebates or take other actions that could reduce our sales of Repatha. These factors have served to limit and may continue to limit patient affordability and use, and negatively affect Repatha sales.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2021, the top five integrated health plans and PBMs controlled about 85% of all pharmacy prescriptions. The consolidation among insurers, PBMs and other payers, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers, and has resulted in greater price discounts, rebates and service fees realized by those payers. In 2019, 2020 and 2021, CVS, Express Scripts and United Health Group, respectively, each created Rebate Management Organizations that further increase their respective leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, on June 7, 2022, the FTC launched an inquiry into the business practices of PBMs, and the results of such inquiry could have an effect on manufacturer interactions with PBMs, resulting in changes to access to certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and at one free-standing dialysis clinic business and consolidation of private payers may negatively affect our business.
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures. See Part I, Item 1. Business—Reimbursement of our Annual Report on Form 10-K for the year ended December 31, 2021. IRP has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures, or affordability differences across countries or regions. Other expenditure control practices, including but not limited to the use of revenue clawbacks, rebates and percentage caps on price increases, are used in various foreign jurisdictions as well. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, the reimbursement for Repatha in France prior to

2020 was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment, which had limited our efforts in France to expand Repatha access to the broader patient population covered by the approved label. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to physicians and other providers has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
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
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can and have arisen with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts, and such tax authorities (including the IRS) are becoming more aggressive in their audits and are particularly focused on such matters. In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS administrative appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Notices for the years 2010–2012 that we received in May and July 2021 which seek to increase our U.S. taxable income for the years 2010–2012.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013, 2014 and 2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 and asserts penalties.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process, and we will seek consolidation of the two periods into one case in the U.S. Tax Court.
We are currently also under examination by the IRS for the years 2016, 2017 and 2018 with respect to issues similar to those for the 2010 through 2015 period. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Income Taxes, and Part I—Note 4, Income taxes, to the condensed consolidated financial statements.
Our provision for income taxes and results of operations in the future could be adversely affected by changes to our operating structure, changes in the mix of income and expenses in countries with differing tax rates, changes in the valuation of deferred tax assets and liabilities and changes in applicable tax laws, regulations or administrative interpretations thereof. The 2017 Tax Act is complex and a large volume of regulations and guidance has been issued and could be subject to different interpretations. We could face audit challenges to our application of the 2017 Tax Act. The Administration proposed and Congress is considering a variety of potentially significant changes to existing tax law. These changes, or others, could substantially increase taxes we pay to the U.S. government. Further, the OECD recently reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, either by all OECD participants or unilaterally by individual countries, this agreement could result in tax increases in both the United States and foreign jurisdictions.
The U.S. Treasury recently released final foreign tax credit regulations that eliminate U.S. creditability of the Puerto Rico Excise Tax beginning 2023, which would increase our U.S. tax liability. However, the U.S. territory of Puerto Rico recently enacted Act 52-2022, which provides for an alternate fixed tax rate on industrial development income that is expected to be creditable under U.S. law. As part of this new law, eligible businesses would be subject to incremental income and withholding taxes in lieu of payment of the Puerto Rico Excise Tax. In order to qualify for the alternative fixed tax rate, we must amend our current tax grant with the Puerto Rico government by December 31, 2022. Once we qualify for this alternative fixed tax rate, which we expect to occur as of January 1, 2023, our tax expense will increase. While we expect these taxes to be partially offset by U.S. foreign tax credits, the U.S. Treasury has not yet issued guidance on whether the alternative fixed tax rate will be creditable under U.S. law.
Changes to existing tax law in the United States, the U.S. territory of Puerto Rico, or other jurisdictions, including the changes and potential changes discussed above, could result in tax increases where we do business and could have a material adverse effect on the results of our operations.
Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions.
We seek innovation through significant investment in both internal R&D and external transactions, including collaborations, partnerships, alliances, licenses, joint ventures, mergers and acquisitions (collectively, acquisition activity). Acquisition activities may be subject to regulatory approvals or other requirements that are not within our control. There can be no assurance that such regulatory or other approvals will be obtained or that all closing conditions required in connection with our acquisition activities will be satisfied or waived, which could result in us being unable to complete the planned acquisition activities. In addition, antitrust scrutiny by regulatory agencies and changes to regulatory approval process in the U.S. and foreign jurisdictions may cause approvals to take longer than anticipated to obtain, not be obtained at all, or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy.
Acquisition activities are complex, time consuming and expensive and may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may divert our management’s attention from other business issues and opportunities and restrict the full realization of the anticipated benefits of such transactions within the expected timeframe or at all. We may pay substantial amounts of cash, incur debt or issue equity securities to pay for acquisition activities, which could adversely affect our liquidity or result in dilution to our stockholders, respectively. Further, failures or difficulties in integrating or retaining new personnel or in integrating the operations of the businesses, products or assets we acquire (including related technology, commercial operations, compliance programs, manufacturing, distribution and general business operations and procedures) may affect our ability to realize the benefits of the transaction and grow our business and may result in us incurring asset impairment or restructuring charges. These and other challenges may arise in connection with our proposed acquisition of ChemoCentryx, in addition to our acquisitions of Otezla, Five Prime, Teneobio and/or our collaborations with BeiGene and Kyowa Kirin Co., Ltd., or with other acquisition activities, which could have a material adverse effect on our business, results of operations and stock price.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2022, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
April 1 - 30	—	—	—	4,579,263,848
May 1 - 31	—	—	—	4,579,263,848
June 1 - 30	—	—	—	4,579,263,848
Total	—		—
___________
(1)    As part of the stock repurchase program, the Company entered into ASR agreements with three third-party financial institutions (Dealers) in February 2022. Under the ASR agreements, the Company made payments in an aggregate amount of $6.0 billion to the Dealers and received and retired an initial 23,258,997 shares of common stock. Approximately $0.9 billion of stock was held back by the Dealers pending final settlement of the ASR agreement, which will be based on the volume-weighted average stock price of the Company’s common stock during the term of the ASR agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. At settlement, which is scheduled to occur in the third quarter of 2022, the Dealers may be required to deliver additional shares of common stock to the Company, or under certain circumstances, the Company may be required to deliver shares of common stock or to make a cash payment, at its election, to the Dealers.

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

10.17+
Amgen Inc. Executive Incentive Plan. (As Amended and Restated effective January 1, 2022.) (Filed as an exhibit to Form 10-Q for the quarter ended March 31, 2022 on April 28, 2022 and incorporated herein by reference.)

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

10.41*
First Amendment to Collaboration Agreement, dated April 20, 2022, by and between Amgen Inc. and BeiGene Switzerland GmbH, and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.42
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

Exhibit No.	Description

10.45
Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2020 on October 29, 2020 and incorporated herein by reference.)

10.46*
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.47*
Amendment No. 1 to the Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.48
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

10.49
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

10.50
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

10.51
License and Collaboration Agreement, dated June 1, 2021, by and between Amgen Inc. and Kyowa Kirin Co., Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2021 on August 4, 2021 and incorporated herein by reference.)

10.52	Form of ASR Agreement. (Filed as an exhibit to Form 8-K on February 24, 2022 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Amgen Inc.
(Registrant)

Date:	August 4, 2022	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)