Form 10-Q
period 2022-09-30
AMGEN INC
filed 2022-11-04
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☑
As of October 31, 2022, the registrant had 533,579,206 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
ANDA	Abbreviated New Drug Application
AOCI	accumulated other comprehensive income (loss)
ASR	accelerated share repurchase
BeiGene	BeiGene, Ltd.
Bergamo	Laboratorio Quimico Farmaceutico Bergamo Ltda
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
COVID-19	coronavirus disease 2019
Eczacıbaşı	EIS Eczacıbaşı İlaç, Sınai ve Finansal Yatırımlar Sanayi ve Ticaret A.Ş.
EPS	earnings per share
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
Five Prime	Five Prime Therapeutics, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
Gensenta	Gensenta İlaç Sanayi ve Ticaret A.Ş.
HHS	U.S. Department of Health & Human Services
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRP	international reference pricing
IRS	Internal Revenue Service
KKC	Kyowa Kirin Co., Ltd.
LIBOR	London Interbank Offered Rate
MD&A	management’s discussion and analysis
MFN	most-favored nation
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
PTAB	Patent Trial and Appeal Board
R&D	research and development
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
Teneobio	Teneobio, Inc.
U.S. Treasury	U.S. Department of Treasury
USPTO	U.S. Patent and Trademark Office
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
Aimovig	Aimovig® (erenumab-aooe)
AMGEVITA	AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BLINCYTO	BLINCYTO® (blinatumomab)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS® / LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Onpro	Onpro®
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
Prolia	Prolia® (denosumab)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
Vectibix	Vectibix® (panitumumab)
XGEVA	XGEVA® (denosumab)

iii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales	$6,237	$6,320	$18,249	$18,026
Other revenues	415	386	1,235	1,107
Total revenues	6,652	6,706	19,484	19,133

Operating expenses:
Cost of sales	1,588	1,609	4,659	4,736
Research and development	1,112	1,422	3,110	3,471
Acquired in-process research and development	—	—	—	1,505
Selling, general and administrative	1,287	1,305	3,842	3,943
Other	5	(8)	537	143
Total operating expenses	3,992	4,328	12,148	13,798

Operating income	2,660	2,378	7,336	5,335

Other income (expense):
Interest expense, net	(368)	(296)	(991)	(862)
Other income (expense), net	100	73	(747)	97

Income before income taxes	2,392	2,155	5,598	4,570

Provision for income taxes	249	271	662	576

Net income	$2,143	$1,884	$4,936	$3,994

Earnings per share:
Basic	$4.01	$3.32	$9.16	$6.98
Diluted	$3.98	$3.31	$9.11	$6.93

Shares used in calculation of earnings per share:
Basic	535	567	539	572
Diluted	538	570	542	576

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$2,143	$1,884	$4,936	$3,994
Other comprehensive income, net of reclassification adjustments and taxes:
Foreign currency translation	(109)	(35)	(225)	(60)
Cash flow hedges	138	99	378	241
Losses on available-for-sale securities	—	(1)	—	(1)
Other	(9)	(3)	(9)	(3)
Other comprehensive income, net of reclassification adjustments and taxes	20	60	144	177
Comprehensive income	$2,163	$1,944	$5,080	$4,171

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,502	$7,989
Marketable securities	1,976	48
Trade receivables, net	5,326	4,895
Inventories	4,757	4,086
Other current assets	2,501	2,367
Total current assets	24,062	19,385

Property, plant and equipment, net	5,188	5,184
Intangible assets, net	13,266	15,182
Goodwill	14,845	14,890
Other noncurrent assets	6,339	6,524
Total assets	$63,700	$61,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204	$1,366
Accrued liabilities	11,584	10,731
Current portion of long-term debt	1,543	87
Total current liabilities	14,331	12,184

Long-term debt	37,161	33,222
Long-term tax liabilities	5,680	6,594
Other noncurrent liabilities	2,875	2,465

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—533.5 shares in 2022 and 558.3 shares in 2021	32,371	32,096
Accumulated deficit	(28,066)	(24,600)
Accumulated other comprehensive loss	(652)	(796)
Total stockholders’ equity	3,653	6,700
Total liabilities and stockholders’ equity	$63,700	$61,165

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	558.3	$32,096	$(24,600)	$(796)	$6,700
Net income	—	—	1,476	—	1,476
Other comprehensive income, net of taxes	—	—	—	33	33
Dividends declared on common stock ($1.94 per share)	—	—	(1,034)	—	(1,034)
Issuance of common stock in connection with the Company’s equity award programs	0.5	18	—	—	18
Stock-based compensation expense	—	78	—	—	78
Tax impact related to employee stock-based compensation expense	—	(45)	—	—	(45)
Repurchases of common stock (Note 10)	(24.6)	(900)	(5,410)	—	(6,310)
Balance as of March 31, 2022	534.2	31,247	(29,568)	(763)	916
Net income	—	—	1,317	—	1,317
Other comprehensive income, net of taxes	—	—	—	91	91
Issuance of common stock in connection with the Company’s equity award programs	0.7	45	—	—	45
Stock-based compensation expense	—	120	—	—	120
Tax impact related to employee stock-based compensation expense	—	(69)	—	—	(69)
Other	—	—	(1)	—	(1)
Balance as of June 30, 2022	534.9	31,343	(28,252)	(672)	2,419
Net income	—	—	2,143	—	2,143
Other comprehensive income, net of taxes	—	—	—	20	20
Dividends declared on common stock ($1.94 per share)	—	—	(1,057)	—	(1,057)
Issuance of common stock in connection with the Company’s equity award programs	0.1	15	—	—	15
Stock-based compensation expense	—	121	—	—	121
Tax impact related to employee stock-based compensation expense	—	(8)	—	—	(8)
Repurchases of common stock (Note 10)	(1.5)	900	(900)	—	—
Balance as of September 30, 2022	533.5	$32,371	$(28,066)	$(652)	$3,653

See accompanying notes.

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,936	$3,994
Depreciation, amortization and other	2,506	2,546
Deferred income taxes	(847)	(264)
Acquired in-process research and development	—	1,505
Adjustments for equity method investments	713	130
Loss on divestiture	565	—
Other items, net	236	57
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(566)	(269)
Inventories	(651)	(215)
Other assets	166	(373)
Accounts payable	(142)	(260)
Accrued income taxes, net	(492)	(719)
Long-term tax liabilities	185	102
Other liabilities	463	219
Net cash provided by operating activities	7,072	6,453
Cash flows from investing activities:
Purchases of marketable securities	(2,363)	(8,901)
Proceeds from sales of marketable securities	—	4,403
Proceeds from maturities of marketable securities	447	7,927
Purchases of property, plant and equipment	(596)	(593)
Cash paid for acquisitions, net of cash acquired	—	(1,639)
Other	(59)	(234)
Net cash (used in) provided by investing activities	(2,571)	963
Cash flows from financing activities:
Net proceeds from issuance of debt	6,938	4,946
Extinguishment of debt	(297)	—
Repurchases of common stock (Note 10)	(6,360)	(3,532)
Dividends paid	(3,156)	(3,023)
Other	(113)	(104)
Net cash used in financing activities	(2,988)	(1,713)
Increase in cash and cash equivalents	1,513	5,703
Cash and cash equivalents at beginning of period	7,989	6,266
Cash and cash equivalents at end of period	$9,502	$11,969

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and nine months ended September 30, 2022 and 2021, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $9.2 billion and $8.8 billion as of September 30, 2022 and December 31, 2021, respectively.
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
Measurement period adjustments for the nine months ended September 30, 2022, included changes to the purchase price allocation and total consideration, resulting in a net increase of $22 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to certain acquired assets based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. These adjustments did not have a significant impact on Amgen’s results of operations during the nine months ended September 30, 2022, and would not have had a significant impact on prior-period results if these adjustments had been made as of the acquisition date. The following table summarizes the final total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Amounts
Cash purchase price	$993
Contingent consideration	299
Total consideration	$1,292

Cash and cash equivalents	$100
In-process research and development	991
Finite-lived intangible asset – research and development technology rights	115
Finite-lived intangible assets – licensing rights	41
Goodwill	273
Other assets, net	16
Deferred tax liability	(244)
Total assets acquired, net	$1,292
Consideration for this transaction comprised of (i) an upfront cash payment of $993 million, which included a working-capital adjustment, and (ii) future contingent milestone payments to Teneobio’s former equity holders of up to $1.6 billion in cash, based on the achievement of various development and regulatory milestones with regard to the lead asset (AMG 340, formerly TNB-585) and to various development milestones for other drug candidates. The estimated fair values of the contingent consideration obligations aggregated $299 million as of the acquisition date and were determined using a probability-weighted expected return methodology. The assumptions in this method include the probability of achieving the milestones and the expected payment dates, with such amounts discounted to present value based on our pretax cost of debt. See Note 11, Fair value measurement, for information regarding the estimated fair value of these obligations as of September 30, 2022.

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
Acquisition of Five Prime Therapeutics, Inc.
On April 16, 2021, Amgen completed its acquisition of Five Prime for a total cash consideration of $1.6 billion, net of cash acquired. The purchase price was funded with cash on hand. This transaction was accounted for as an asset acquisition because substantially all the value of the assets acquired was concentrated in the intellectual property rights of bemarituzumab, a Phase 3 first-in-class program for gastric cancer. Five Prime’s operations have been included in our condensed consolidated financial statements commencing after the acquisition date.
We allocated the consideration to acquire Five Prime to: the bemarituzumab IPR&D program of $1.5 billion, which was expensed immediately in Acquired IPR&D expense in the Condensed Consolidated Statements of Income; deferred tax assets of $177 million; and other net liabilities of $47 million. The Acquired IPR&D expense was not tax deductible.
Divestiture of Gensenta İlaç Sanayi ve Ticaret A.Ş.
On June 28, 2022, we entered into a share purchase agreement with Eczacıbaşı under which Eczacıbaşı would acquire all of our shares in Gensenta, a subsidiary in Turkey, in exchange for $135 million in cash. Net assets related to Gensenta of $76 million met the criteria to be classified as held-for-sale and did not meet the criteria to be classified as discontinued operations. The transaction closed on November 2, 2022, upon satisfaction of closing conditions, including approval from the Turkish Competition Authority. See Note 14, Subsequent events.
As of September 30, 2022, held-for-sale assets and liabilities of $94 million and $18 million were included in Other current assets and Accrued liabilities, respectively, in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022, we recognized a loss of $565 million recorded in Other operating expenses in the Condensed Consolidated Statements of Income, primarily due to the impact of the cumulative foreign currency translation loss, with valuation allowances to Other current assets and Accrued liabilities in the Condensed Consolidated Balance Sheets.

3. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of ROW revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended September 30,
	2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$1,086	$20	$1,106	$1,263	$26	$1,289
Prolia	590	272	862	530	273	803
Otezla	529	98	627	495	114	609
XGEVA	363	132	495	372	145	517
Aranesp	128	230	358	149	247	396
Repatha	142	167	309	139	133	272
KYPROLIS	217	101	318	198	95	293
Neulasta	205	42	247	360	55	415
Nplate	162	126	288	156	117	273
Other products(1)	1,044	583	1,627	896	557	1,453
Total product sales(2)	$4,466	$1,771	6,237	$4,558	$1,762	6,320
Other revenues			415			386
Total revenues			$6,652			$6,706

	Nine months ended September 30,
	2022			2021
	U.S.	ROW	Total	U.S.	ROW	Total
ENBREL	$2,965	$54	$3,019	$3,270	$87	$3,357
Prolia	1,783	853	2,636	1,569	806	2,375
Otezla	1,366	306	1,672	1,284	335	1,619
XGEVA	1,122	408	1,530	1,061	412	1,473
Aranesp	397	676	1,073	409	709	1,118
Repatha	461	502	963	421	423	844
KYPROLIS	626	296	922	547	277	824
Neulasta	772	133	905	1,215	168	1,383
Nplate	474	364	838	404	341	745
Other products(1)	2,983	1,708	4,691	2,655	1,633	4,288
Total product sales(2)	$12,949	$5,300	18,249	$12,835	$5,191	18,026
Other revenues			1,235			1,107
Total revenues			$19,484			$19,133

____________
(1)    Consists of product sales of our non-principal products, as well as our Gensenta and Bergamo subsidiaries.
(2)    Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2022 and 2021.

4. Income taxes
The effective tax rates for the three and nine months ended September 30, 2022, were 10.4% and 11.8%, respectively, compared with 12.6% for both of the corresponding periods of the prior year.
The decrease in our effective tax rate for the three months ended September 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime and net favorable items, partially offset by a nondeductible loss from a nonstrategic divestiture. The decrease in our effective tax rate for the nine months ended September 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime, partially offset by current year net unfavorable items compared to last year and a nondeductible loss from a nonstrategic divestiture. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States treated as a foreign jurisdiction for U.S. tax purposes, that are currently subject to a tax incentive grant through 2035. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%. See Note 2, Acquisitions and divestitures.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process, and we filed a motion to consolidate the two periods into one case in the U.S. Tax Court.
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

See Part II, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, for further discussion.
During the three and nine months ended September 30, 2022, the gross amounts of our UTBs increased by $25 million and $120 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2022, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income (Numerator):
Net income for basic and diluted EPS	$2,143	$1,884	$4,936	$3,994

Shares (Denominator):
Weighted-average shares for basic EPS	535	567	539	572
Effect of dilutive securities	3	3	3	4
Weighted-average shares for diluted EPS	538	570	542	576

Basic EPS	$4.01	$3.32	$9.16	$6.98
Diluted EPS	$3.98	$3.31	$9.11	$6.93
For the three and nine months ended September 30, 2022 and 2021, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$—	$—	$—	$—
U.S. Treasury bills	1,976	—	—	1,976
Money market mutual funds	8,945	—	—	8,945
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$10,921	$—	$—	$10,921

Types of securities as of December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	1	—	—	1
Total interest-bearing securities	$7,304	$—	$—	$7,304
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2022	December 31, 2021
Cash and cash equivalents	$8,945	$7,256
Marketable securities	1,976	48
Total interest-bearing securities	$10,921	$7,304
Cash and cash equivalents in the above table excludes bank account cash of $557 million and $733 million as of September 30, 2022 and December 31, 2021, respectively.
All interest-bearing securities as of September 30, 2022 and December 31, 2021, mature in one year or less.
For the three and nine months ended September 30, 2022 and 2021, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
We held investments in equity securities with readily determinable fair values (publicly traded securities) of $385 million and $611 million as of September 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2022 and 2021, net unrealized gains on publicly traded securities were $17 million and $135 million, respectively. During the nine months ended September 30, 2022 and 2021, net unrealized gains and losses on publicly traded securities were a $259 million net loss and a $104 million net gain, respectively. Realized gains and losses on sales of publicly traded securities for the three and nine months ended September 30, 2022 and 2021, were not material.

We held investments of $227 million and $262 million in equity securities without readily determinable fair values as of September 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2022, downward adjustments on these securities were $55 million and $64 million, respectively, and upward adjustments for these periods were immaterial. During the three and nine months ended September 30, 2021, downward and upward adjustments were immaterial. Adjustments were based on observable price transactions.
Equity method investments
BeiGene, Ltd.
As of September 30, 2022 and December 31, 2021, we had an ownership interest in BeiGene of approximately 18.2% and 18.4%, respectively, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets and accounted for under the equity method of accounting. We amortize the difference between the fair value of equity securities acquired and our proportionate share of the carrying value of the underlying net assets of BeiGene over the useful lives of the assets that gave rise to this basis difference. This amortization and our share of the results of operations of BeiGene are included in Other income (expense), net, in the Condensed Consolidated Statements of Income one quarter in arrears.
During the three months ended September 30, 2022 and 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net losses of $104 million and $98 million, respectively, and amortization of the basis difference of $48 million and $44 million, respectively. During the nine months ended September 30, 2022 and 2021, the carrying value of our equity investment was adjusted by our share of BeiGene’s net losses of $292 million and $181 million, respectively, and amortization of the basis difference of $143 million and $128 million, respectively. As of September 30, 2022 and December 31, 2021, the carrying values of our investment in BeiGene totaled $2.3 billion and $2.8 billion, respectively, and the fair values of our investment totaled $2.6 billion and $5.1 billion, respectively. As of September 30, 2022, we believe the carrying value of our equity investment in BeiGene is fully recoverable.
Neumora Therapeutics, Inc.
On September 30, 2021, we acquired an approximately 25.9% ownership interest in Neumora, a privately held company, for $257 million, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets, in exchange for a $100 million cash payment and $157 million in noncash consideration primarily related to future services. Although our equity investment provides us with the ability to exercise significant influence over Neumora, we have elected the fair value option to account for our equity investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. During the three months ended September 30, 2022, we made an additional $10 million cash investment via participation in Neumora’s subsequent financing round. As of September 30, 2022 and December 31, 2021, our ownership interest in Neumora was approximately 24.9% and 25.9%, respectively, and the fair values of our investment were $382 million and $220 million, respectively. Accordingly, for the increases in fair value of our investment during the three and nine months ended September 30, 2022, we recognized net gains of $240 million and $152 million, respectively, in Other income (expense), net, in the Condensed Consolidated Statements of Income. For information on determination of fair values, see Note 11, Fair value measurement.
Limited partnerships
We held limited partnership investments of $262 million and $573 million as of September 30, 2022 and December 31, 2021, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2022, unfunded additional commitments to be made for these investments during the next several years were $189 million. For the three months ended September 30, 2022 and 2021, net unrealized losses from our limited partnership investments were $62 million and $43 million, respectively. For the nine months ended September 30, 2022 and 2021, net unrealized gains and losses from our limited partnership investments were a $282 million net loss and a $122 million net gain, respectively.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Raw materials	$801	$647
Work in process	2,929	2,367
Finished goods	1,027	1,072
Total inventories	$4,757	$4,086

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Nine months ended September 30, 2022
Beginning balance	$14,890
Adjustments to goodwill resulting from acquisitions and divestitures, net(1)	6
Currency translation adjustment	(51)
Ending balance	$14,845
____________
(1)    Consists of adjustments to goodwill resulting from changes to the acquisition date fair values of net assets acquired in the acquisition of Teneobio and the nonstrategic Gensenta divestiture. See Note 2, Acquisitions and divestitures.
Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2022			December 31, 2021
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$25,504	$(14,396)	$11,108	$25,561	$(12,769)	$12,792
Licensing rights	3,864	(3,087)	777	3,807	(2,973)	834
Marketing-related rights	1,326	(1,146)	180	1,354	(1,112)	242
Research and development technology rights	1,334	(1,142)	192	1,377	(1,133)	244
Total finite-lived intangible assets	32,028	(19,771)	12,257	32,099	(17,987)	14,112
Indefinite-lived intangible assets:
In-process research and development	1,009	—	1,009	1,070	—	1,070
Total other intangible assets	$33,037	$(19,771)	$13,266	$33,169	$(17,987)	$15,182

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

During the three months ended September 30, 2022 and 2021, we recognized amortization associated with our finite-lived intangible assets of $628 million and $642 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized amortization associated with our finite-lived intangible assets of $1.9 billion in both periods. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization for our finite-lived intangible assets for the remaining three months ending December 31, 2022, and the years ending December 31, 2023, 2024, 2025, 2026 and 2027, are $0.6 billion, $2.5 billion, $2.4 billion, $2.2 billion, $1.8 billion and $1.8 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2022	December 31, 2021
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	$709	$767
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	735	853
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	531	643
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,750
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,250
3.00% notes due 2029 (3.00% 2029 Notes)	750	—
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	—
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	782	947
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,051	1,250
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	—
4.20% notes due 2033 (4.20% 2033 Notes)	750	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	2,000	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	1,110	1,150
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,250	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	1,254	1,350
4.20% notes due 2052 (4.20% 2052 Notes)	1,000	—
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	—
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,250	—
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,252)	(1,213)
Fair value adjustments	(450)	284
Other	13	15
Total carrying value of debt	38,704	33,309
Less current portion	(1,543)	(87)
Total long-term debt	$37,161	$33,222

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
During the three months ended September 30, 2022, we issued $3.0 billion of debt consisting of $1.25 billion of the 4.05% 2029 Notes, $750 million of the 4.20% 2033 Notes and $1.0 billion of the 4.875% 2053 Notes. In the event of a change-in-control triggering event, as defined in the terms of the notes, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, these notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a make-whole amount, which are defined by the terms of the notes. The notes may be redeemed without payment of make-whole amounts if redemption occurs during a specified period of time immediately prior to the maturing of the notes. Such time periods range from two months to six months prior to maturity.
Debt extinguishment
During the three months ended September 30, 2022, we repurchased portions of the 2.20% 2027 Notes, the 1.65% 2028 Notes, the 2.00% 2032 Notes, the 2.80% 2041 Notes and the 3.00% 2052 Notes for an aggregate cost of $297 million, which resulted in the recognition of a $78 million gain on extinguishment of debt recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income.

10. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2022		2021
	Shares	Dollars	Shares	Dollars
First quarter	24.6	$5,410	3.7	$865
Second quarter	—	—	6.5	1,592
Third quarter	1.5	900	4.6	1,069
Total stock repurchases	26.1	$6,310	14.8	$3,526
On February 24, 2022, the Company entered into ASR agreements with three third-party financial institutions (Dealers). Under the ASR agreements, the Company made payments in an aggregate amount of $6.0 billion on February 25, 2022, to the Dealers and received and retired an initial 23.3 million shares of the Company’s common stock from the Dealers. The payments were recorded as reductions to shareholders’ equity, consisting of a $5.1 billion increase to accumulated deficit, which reflects the value of the initial shares received, and a $0.9 billion decrease in additional paid-in capital, which reflects the value of the stock that remained to be delivered by the Dealers. During the third quarter of 2022, an additional 1.5 million shares of the Company’s common stock were received from the Dealers which constituted final settlement under the ASR agreements, and accordingly, the $0.9 billion decrease in additional paid-in capital recorded in February was reclassified to accumulated deficit. In total, we repurchased 26.1 million shares of common stock during the nine months ended September 30, 2022, consisting primarily of the 24.8 million shares received under the ASR agreements.
As of September 30, 2022, $4.6 billion of authorization remained available under our stock repurchase program.
In October 2022, the Board of Directors increased the amount authorized under our stock repurchase program by an additional $2.4 billion.
Dividends
In August 2022, March 2022 and December 2021, the Board of Directors declared quarterly cash dividends of $1.94 per share, which were paid in September 2022, June 2022 and March 2022, respectively. In October 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share, which will be paid in December 2022.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Available-for-sale securities	Other	AOCI
Balance as of December 31, 2021	$(844)	$61	$—	$(13)	$(796)
Foreign currency translation adjustments	(51)	—	—	—	(51)
Unrealized gains	—	56	—	—	56
Reclassification adjustments to income	—	51	—	—	51
Income taxes	—	(23)	—	—	(23)
Balance as of March 31, 2022	(895)	145	—	(13)	(763)
Foreign currency translation adjustments	(65)	—	—	—	(65)
Unrealized gains	—	67	—	—	67
Reclassification adjustments to income	—	132	—	—	132
Income taxes	—	(43)	—	—	(43)
Balance as of June 30, 2022	(960)	301	—	(13)	(672)
Foreign currency translation adjustments	(109)	—	—	—	(109)
Unrealized gains	—	45	—	—	45
Reclassification adjustments to income	—	129	—	—	129
Other	—	—	—	(9)	(9)
Income taxes	—	(36)	—	—	(36)
Balance as of September 30, 2022	$(1,069)	$439	$—	$(22)	$(652)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended September 30,
Components of AOCI	2022	2021	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$69	$(5)	Product sales
Cross-currency swap contract losses	(198)	(104)	Other income (expense), net
	(129)	(109)	Income before income taxes
	28	23	Provision for income taxes
	$(101)	$(86)	Net income

	Nine months ended September 30,
Components of AOCI	2022	2021	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains (losses)	$149	$(24)	Product sales
Cross-currency swap contract losses	(461)	(190)	Other income (expense), net
	(312)	(214)	Income before income taxes
	67	45	Provision for income taxes
	$(245)	$(169)	Net income

11. Fair value measurement
To estimate the fair value of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about inputs that market participants would use in pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the sources of inputs as follows:

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2022, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$—	$—	$—	$—
U.S. Treasury bills	1,976	—	—	1,976
Money market mutual funds	8,945	—	—	8,945
Other short-term interest-bearing securities	—	—	—	—
Other investments	—	135	—	135
Equity securities	385	—	382	767
Derivatives:
Foreign currency contracts	—	639	—	639
Cross-currency swap contracts	—	6	—	6
Interest rate swap contracts	—	—	—	—
Total assets	$11,306	$780	$382	$12,468

Liabilities:
Derivatives:
Foreign currency contracts	$—	$22	$—	$22
Cross-currency swap contracts	—	754	—	754
Interest rate swap contracts	—	810	—	810
Contingent consideration obligations	—	—	302	302
Total liabilities	$—	$1,586	$302	$1,888

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2021, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury notes	$47	$—	$—	$47
U.S. Treasury bills	1,400	—	—	1,400
Money market mutual funds	5,856	—	—	5,856
Other short-term interest-bearing securities	—	1	—	1
Other investments	—	—	—	—
Equity securities	611	—	220	831
Derivatives:
Foreign currency contracts	—	183	—	183
Cross-currency swap contracts	—	66	—	66
Interest rate swap contracts	—	16	—	16
Total assets	$7,914	$266	$220	$8,400

Liabilities:
Derivatives:
Foreign currency contracts	$—	$39	$—	$39
Cross-currency swap contracts	—	339	—	339
Interest rate swap contracts	—	156	—	156
Contingent consideration obligations	—	—	342	342
Total liabilities	$—	$534	$342	$876

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity investments in publicly traded securities are based on quoted market prices in active markets, with no valuation adjustment. Other investments consist of interest-bearing deposits that are valued at amortized cost, which approximates fair value given their near term maturity. The fair value of equity securities without readily determinable fair values are initially valued at the transaction price and subsequently valued based on a combination of observable price transactions, when available, market performance and publicly available market information for similar companies that have actively traded equity securities.
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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$310	$48	$342	$33
Payments	(2)	(2)	(5)	(5)
Net changes in valuations	(6)	(11)	(35)	7
Ending balance	$302	$35	$302	$35
As of September 30, 2022 and December 31, 2021, our contingent consideration obligations are primarily the result of our acquisition of Teneobio in October 2021, which obligates us to pay the former shareholders up to $1.6 billion upon achieving separate development and regulatory milestones with regard to various R&D programs. See Note 2, Acquisitions and divestitures.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of September 30, 2022 and December 31, 2021, the aggregate fair values of our borrowings were $34.2 billion and $37.9 billion, respectively, and the carrying values were $38.7 billion and $33.3 billion, respectively.
Investment in BeiGene, Ltd.
We estimated the fair value of our investment in BeiGene by using Level 1 inputs. As of September 30, 2022 and December 31, 2021, the fair values were $2.6 billion and $5.1 billion, and the carrying values were $2.3 billion and $2.8 billion, respectively.
During the three and nine months ended September 30, 2022 and 2021, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis, except with respect to the impairment of net assets in connection with the nonstrategic Gensenta divestiture. See Note 2, Acquisitions and divestitures.

12. Derivative instruments
The Company is exposed to foreign currency exchange rate and interest rate risks related to its business operations. To reduce our risks related to such exposures, we use or have used certain derivative instruments, including foreign currency forward, cross-currency swap, forward interest rate and interest rate swap contracts. We do not use derivatives for speculative-trading purposes.
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
As of September 30, 2022 and December 31, 2021, we had outstanding foreign currency forward contracts with aggregate notional amounts of $5.5 billion and $5.7 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros, pounds sterling and Swiss francs and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the lives of the contracts by paying U.S. dollars and receiving euros, pounds sterling and Swiss francs. In addition, we will pay U.S. dollars to and receive euros, pounds sterling and Swiss francs from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros, pounds sterling and Swiss francs to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to Other income (expense), net, in the Condensed Consolidated Statements of Income in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2022, were as follows (notional amounts in millions):

	Foreign currency			U.S. dollars
Hedged notes	Notional amounts		Interest rates	Notional amounts	Interest rates
0.41% 2023 Swiss franc Bonds	CHF	700	0.4%	$704	3.4%
2.00% 2026 euro Notes		€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes		£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes		£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate swaps during the nine months ended September 30, 2022, and amounts expected to be recognized during the subsequent 12 months are not material.

The unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2022	2021	2022	2021
Foreign currency contracts	$324	$136	$654	$273
Cross-currency swap contracts	(279)	(120)	(486)	(180)
Total unrealized gains	$45	$16	$168	$93
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of September 30, 2022 and December 31, 2021, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion that hedge certain portions of our long-term debt issuances.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Current portion of long-term debt	$82	$85	$82	$85
Long-term debt	$6,002	$6,729	$(532)	$199
____________
(1)     Current portion of long-term debt includes $82 million and $85 million of carrying value with discontinued hedging relationships as of September 30, 2022 and December 31, 2021, respectively. Long-term debt includes $378 million and $440 million of carrying value with discontinued hedging relationships as of September 30, 2022 and December 31, 2021, respectively.
(2)    Current portion of long-term debt includes $82 million and $85 million of hedging adjustments on discontinued hedging relationships as of September 30, 2022 and December 31, 2021, respectively. Long-term debt includes $278 million and $340 million of hedging adjustments on discontinued hedging relationships as of September 30, 2022 and December 31, 2021, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Product sales	Other income (expense), net	Interest expense, net	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,237	$100	$(368)	$18,249	$(747)	$(991)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$69	$—	$—	$149	$—	$—
Cross-currency swap contracts	$—	$(198)	$—	$—	$(461)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$240	$—	$—	$734
Derivatives designated as hedging instruments	$—	$—	$(220)	$—	$—	$(670)

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Product sales	Other income (expense), net	Interest expense, net	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,320	$73	$(296)	$18,026	$97	$(862)
The effects of cash flow and fair value hedging:
Losses on cash flow hedging relationships reclassified out of AOCI:
Foreign currency contracts	$(5)	$—	$—	$(24)	$—	$—
Cross-currency swap contracts	$—	$(104)	$—	$—	$(190)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$54	$—	$—	$195
Derivatives designated as hedging instruments	$—	$—	$(31)	$—	$—	$(128)
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2022, we expected to reclassify $304 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2022 and December 31, 2021, the total notional amounts of these foreign currency forward contracts were $501 million and $680 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2022 and 2021.
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2022	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$639	Accrued liabilities/ Other noncurrent liabilities	$22
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	6	Accrued liabilities/ Other noncurrent liabilities	754
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	810
Total derivatives designated as hedging instruments		$645		$1,586

	Derivative assets		Derivative liabilities
December 31, 2021	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets/ Other noncurrent assets	$183	Accrued liabilities/ Other noncurrent liabilities	$39
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	66	Accrued liabilities/ Other noncurrent liabilities	339
Interest rate swap contracts	Other current assets/ Other noncurrent assets	16	Accrued liabilities/ Other noncurrent liabilities	156
Total derivatives designated as hedging instruments		$265		$534
Our derivative contracts that were in liability positions as of September 30, 2022, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change-in-control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change-in-control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2021, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. Although it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
ANDA Patent Litigation
Otezla ANDA Patent Litigation
Amgen Inc. v. Apotex Inc.
On October 14, 2022, Apotex Inc. (Apotex) filed its answer to Amgen’s complaint in the U.S. District Court for the District of New Jersey (the New Jersey District Court) in a lawsuit filed by Amgen for infringement of U.S. Patent Nos. 7,427,638, 9,872,854 and 10,092,541, which are listed in the Orange Book for Otezla. Apotex’s answer disputed infringement and/or validity of the patents-in-suit. Along with its answer, Apotex also filed declaratory judgment counterclaims asserting that the patents-in-suit are not infringed and/or are invalid. Amgen’s lawsuit is based on Apotex’s submission of an ANDA seeking FDA approval to market a generic version of Otezla and seeks an order of the New Jersey District Court making any FDA approval of Apotex’s ANDA effective no earlier than the expiration of the applicable patents.
Repatha Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
On November 18, 2021, Amgen filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the invalidation of claims 19 and 29 of U.S. Patent No. 8,829,165 and claim 7 of U.S. Patent No. 8,859,741 as lacking an enabling disclosure of the invention. On April 18, 2022, the U.S. Supreme Court requested that the Office of the Solicitor General of the United States submit a brief providing the government’s view on the issues raised by Amgen’s petition. On September 21, 2022, the Solicitor General submitted a brief expressing the view that the U.S. Supreme Court should deny Amgen’s petition for writ of certiorari.

Patent Disputes in the International Region
On August 16, 2022, the Opposition Division of the European Patent Office issued a written decision upholding the validity of the European Patent No. 2,756,004 claims at issue, with narrowing amendments. Proceedings before the Technical Board of Appeal commenced on August 17, 2022.
Antitrust Actions
Regeneron Pharmaceuticals, Inc. Antitrust Action
On August 11, 2022, Amgen moved to stay the case pending the ultimate decision on the merits of the ongoing patent litigation between Amgen and Regeneron Pharmaceuticals, Inc. in Amgen Inc., et al. v. Sanofi, et al. The motion to stay is scheduled for oral argument on January 6, 2023, and Amgen’s motion to dismiss that was filed on August 1, 2022 is also set to be heard on that date.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petition in the U.S. Tax Court.
ChemoCentryx, Inc. Securities Matters
On May 5 and June 8 of 2021, ChemoCentryx and its Chief Executive Officer were named as defendants in two putative shareholder class actions filed in the U.S. District Court for the Northern District of California (Northern District Court of California). These cases were consolidated into Homyk v. ChemoCentryx, Inc. in which the plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act in connection with statements regarding the New Drug Application for TAVNEOS® (avacopan) and the underlying Phase 3 clinical trial, seeking an award of damages, interest and attorneys’ fees. On March 28, 2022, the plaintiffs filed their consolidated amended complaint, and on May 19, 2022, ChemoCentryx moved to dismiss these claims.
On January 25, 2022, the Board of Directors and certain of ChemoCentryx’s officers were named as defendants in a putative shareholder derivative action filed in the Northern District Court of California, Napoli v. Schall, and on March 11, 2022, the Northern District Court of California stayed the action until judgment is entered in the Homyk v. ChemoCentryx, Inc. action.

14. Subsequent events
Acquisition of ChemoCentryx, Inc.
On October 20, 2022, Amgen completed its acquisition of ChemoCentryx for $52.00 per share in cash, for an aggregate merger consideration of approximately $3.7 billion. ChemoCentryx is a biopharmaceutical company focused on orally administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer.
The accounting impact of this acquisition and the results of operations for ChemoCentryx will be included in our consolidated financial statements beginning in the fourth quarter of 2022. The initial accounting for this acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed.
Divestiture of Gensenta İlaç Sanayi ve Ticaret A.Ş.
On November 2, 2022, Amgen completed its divestiture transaction with Eczacıbaşı. The accounting impact upon completion of this divestiture will be included in our consolidated financial statements in the fourth quarter of 2022. See Note 2, Acquisitions and divestitures.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products are ENBREL, Prolia, Otezla, XGEVA, Aranesp, Repatha, KYPROLIS, Neulasta and Nplate. We also market a number of other products, including MVASI, Vectibix, EVENITY, BLINCYTO, EPOGEN, AMGEVITA, Aimovig, Parsabiv, KANJINTI, LUMAKRAS/LUMYKRAS, NEUPOGEN, TEZSPIRE and Sensipar/Mimpara.
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
Over the course of the pandemic we have experienced changes in demand for some of our products as fluctuations in the frequency of patient visits to doctors’ offices have impacted the provision of treatments to existing patients and reduced diagnoses in new patients. During 2021, there was a gradual recovery in both patient visits and diagnosis rates that approached pre-pandemic levels. In 2022, the pandemic has continued to impact the healthcare sector and our business, to varying degrees across our markets. To date in 2022, in most of our major markets, with the exception of the Asia Pacific region that has been affected by sustained lockdowns, we have seen greater stability in patient visits and demand patterns even in areas facing surges in the virus. Given the evolution of COVID-19 since its onset, including the proliferation of variants, we cannot predict the impact of future virus surges on our business and will continue to closely monitor the impact of COVID-19 on our business and on the healthcare sector more generally.

With respect to our drug development activities, we continue to work to mitigate COVID-19 effects on future study enrollment in our clinical trials around the world. We remain focused on effectively supporting the delivery of care and investigational drug supply to patients enrolled in our active clinical sites.
Despite the ongoing pandemic and business impacts noted above, we believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures and debt service requirements as well as to engage in capital-return and other business initiatives that we plan to pursue. For a discussion of risks the COVID-19 pandemic presents to our results, see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022.
Acquisition
ChemoCentryx, Inc.
•On October 20, 2022, Amgen completed its acquisition of ChemoCentryx for $52.00 per share in cash, for an aggregate merger consideration of approximately $3.7 billion.
Products/Pipeline
Oncology/Hematology
LUMAKRAS/LUMYKRAS
•In September 2022, we announced results from the global Phase 3 CodeBreaK 200 trial, which showed once-daily oral LUMAKRAS/LUMYKRAS led to significantly superior progression-free survival (PFS; primary endpoint) and a significantly higher objective response rate (ORR; a key secondary endpoint) in patients with KRAS G12C-mutated non-small cell lung cancer (NSCLC), compared with intravenous chemotherapy, docetaxel. LUMAKRAS/LUMYKRAS significantly improved PFS compared to docetaxel in heavily pre-treated patients. The proportion of patients with PFS at one year was 25% for LUMAKRAS/LUMYKRAS versus 10% for docetaxel. LUMAKRAS/LUMYKRAS demonstrated a significantly higher ORR than docetaxel with double the response rates in the LUMAKRAS/LUMYKRAS arm (28% versus 13%, respectively).
ABP 959
•In August 2022, we announced positive top-line results from the DAHLIA study, a randomized, double-blind, active-controlled, two-period crossover Phase 3 study evaluating the efficacy and safety of ABP 959, a biosimilar candidate to SOLIRIS® (eculizumab), compared with SOLIRIS® in adult patients with paroxysmal nocturnal hemoglobinuria (PNH). The study met its primary endpoints, demonstrating no clinically meaningful differences between ABP 959 and SOLIRIS®. The safety and immunogenicity profile of ABP 959 was comparable to that of SOLIRIS®.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Product sales
U.S.	$4,466	$4,558	(2)%	$12,949	$12,835	1%
ROW	1,771	1,762	1%	5,300	5,191	2%
Total product sales	6,237	6,320	(1)%	18,249	18,026	1%
Other revenues	415	386	8%	1,235	1,107	12%
Total revenues	$6,652	$6,706	(1)%	$19,484	$19,133	2%
Operating expenses	$3,992	$4,328	(8)%	$12,148	$13,798	(12)%
Operating income	$2,660	$2,378	12%	$7,336	$5,335	38%
Net income	$2,143	$1,884	14%	$4,936	$3,994	24%
Diluted EPS	$3.98	$3.31	20%	$9.11	$6.93	31%
Diluted shares	538	570	(6)%	542	576	(6)%

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
Total product sales decreased for the three months ended September 30, 2022, primarily driven by declines in the net selling prices of certain products and unfavorable changes to foreign currency exchange rates, inventory and estimated sales deductions, partially offset by higher unit demand for certain brands, including Repatha, Prolia, EVENITY, Otezla, TEZSPIRE and Vectibix. Total product sales increased for the nine months ended September 30, 2022, primarily driven by higher unit demand for certain brands, including Repatha, Prolia, EVENITY, LUMAKRAS/LUMYKRAS, KYPROLIS and Otezla, partially offset by declines in the net selling prices of certain products and unfavorable changes to foreign currency exchange rates and inventory. For the remainder of 2022, we expect that net selling prices will continue to decline at a portfolio level, driven by increased competition.
Further, we expect international product sales to continue to be unfavorably impacted by foreign currency exchange rates for the remainder of the year. The impact of such changes to foreign currency exchange rates will be partially offset by corresponding decreases in our international operating expenses. While not designed to completely address foreign currency changes, our hedging activities also seek to offset, in part, such effects on our net income by hedging our net foreign currency exposure, primarily with respect to product sales denominated in euros.
Over the course of the COVID-19 pandemic we experienced changes in demand for some of our products as fluctuations in the frequency of patient visits to doctors’ offices have impacted the provision of treatments to existing patients and reduced diagnoses in new patients. In general, declines in the sales of our products that were impacted by the dynamics of the pandemic were most significant in the early months of the pandemic, with product demand beginning to show some recovery in late 2020. During 2021, there was a gradual recovery in both patient visits and diagnosis rates that approached pre-pandemic levels; however, variants (including Omicron) began to impact the healthcare sector and our business in late 2021 and early 2022. This led to diminished capacity in the healthcare sector and reduced working days for our own sales force. As of the second quarter of 2022, we have seen the impact of these variants recede in most markets, with the exception of some markets in the Asia Pacific region, which has allowed us to engage in increased field-facing activities. Provider and patient activity has also increased, leading to improvements in demand for our products to pre-pandemic levels. However, the cumulative decrease in diagnoses over the course of the pandemic has suppressed the volume of new patients starting treatment, which continues to impact our business. Given the unpredictable nature of the pandemic, there could be intermittent disruptions in physician–patient interactions, and as a result, we may experience quarter-to-quarter variability. In addition, other changes in the healthcare ecosystem have the potential to introduce variability into product sales trends. For example, changes in U.S. employment have led to changes to the insured population. Growth in numbers of Medicaid enrollees and uninsured individuals may have a negative impact on product demand and sales. Overall, uncertainty remains around the timing and magnitude of our sales during the COVID-19 pandemic. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31,

2022.
Other revenues increased for the three months ended September 30, 2022, due to higher licensing-related revenues. Other revenues increased for the nine months ended September 30, 2022, due to higher revenue from COVID-19 antibody material.
Operating expenses decreased for the three months ended September 30, 2022, primarily due to a licensing-related upfront payment to KKC in 2021. Operating expenses decreased for the nine months ended September 30, 2022, primarily due to the Acquired IPR&D expense related to the Five Prime acquisition and a licensing-related upfront payment to KKC in 2021, partially offset by a loss on a nonstrategic divestiture in 2022. See Note 2, Acquisitions and divestitures.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
ENBREL	$1,106	$1,289	(14)%	$3,019	$3,357	(10)%
Prolia	862	803	7%	2,636	2,375	11%
Otezla	627	609	3%	1,672	1,619	3%
XGEVA	495	517	(4)%	1,530	1,473	4%
Aranesp	358	396	(10)%	1,073	1,118	(4)%
Repatha	309	272	14%	963	844	14%
KYPROLIS	318	293	9%	922	824	12%
Neulasta	247	415	(40)%	905	1,383	(35)%
Nplate	288	273	5%	838	745	12%
Other products(1)	1,627	1,453	12%	4,691	4,288	9%
Total product sales	$6,237	$6,320	(1)%	$18,249	$18,026	1%
____________
(1)    Consists of product sales of our non-principal products, as well as our Gensenta and Bergamo subsidiaries.
Future sales of our products, including the potential impact of the IRA, will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2021: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
ENBREL — U.S.	$1,086	$1,263	(14)%	$2,965	$3,270	(9)%
ENBREL — Canada	20	26	(23)%	54	87	(38)%
Total ENBREL	$1,106	$1,289	(14)%	$3,019	$3,357	(10)%
The decrease in ENBREL sales for the three months ended September 30, 2022, was driven by lower net selling price, unfavorable changes to estimated sales deductions and lower unit demand.
The decrease in ENBREL sales for the nine months ended September 30, 2022, was driven by unfavorable changes to estimated sales deductions, lower unit demand and lower net selling price.
For the remainder of 2022, we expect that net selling price will continue to decline driven by increased competition.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Prolia — U.S.	$590	$530	11%	$1,783	$1,569	14%
Prolia — ROW	272	273	—%	853	806	6%
Total Prolia	$862	$803	7%	$2,636	$2,375	11%
The increase in global Prolia sales for the three and nine months ended September 30, 2022, was driven by higher unit demand.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Otezla — U.S.	$529	$495	7%	$1,366	$1,284	6%
Otezla — ROW	98	114	(14)%	306	335	(9)%
Total Otezla	$627	$609	3%	$1,672	$1,619	3%
The increase in global Otezla sales for the three months ended September 30, 2022, was driven by higher unit demand, partially offset by unfavorable changes to inventory and foreign currency exchange rates.
The increase in global Otezla sales for the nine months ended September 30, 2022, was driven by higher unit demand, partially offset by lower net selling price.
For a discussion of litigation related to Otezla, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended June 30, 2022 and September 30, 2022.

XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
XGEVA — U.S.	$363	$372	(2)%	$1,122	$1,061	6%
XGEVA — ROW	132	145	(9)%	408	412	(1)%
Total XGEVA	$495	$517	(4)%	$1,530	$1,473	4%
The decrease in global XGEVA sales for the three months ended September 30, 2022, was driven by lower unit demand and unfavorable changes to inventory and foreign currency exchange rates, partially offset by higher net selling price.
The increase in global XGEVA sales for the nine months ended September 30, 2022, was primarily driven by higher net selling price.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Aranesp — U.S.	$128	$149	(14)%	$397	$409	(3)%
Aranesp — ROW	230	247	(7)%	676	709	(5)%
Total Aranesp	$358	$396	(10)%	$1,073	$1,118	(4)%
The decrease in global Aranesp sales for the three months ended September 30, 2022, was primarily driven by lower net selling price and unfavorable changes to foreign currency exchange rates.
The decrease in global Aranesp sales for the nine months ended September 30, 2022, was primarily driven by lower net selling price and unfavorable changes to foreign currency exchange rates, partially offset by favorable changes to estimated sales deductions.
Aranesp continues to face competition from a long-acting erythropoiesis-stimulating agent (ESA) and also faces competition from biosimilar versions of EPOGEN, which will continue to impact sales in the future.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Repatha — U.S.	$142	$139	2%	$461	$421	10%
Repatha — ROW	167	133	26%	502	423	19%
Total Repatha	$309	$272	14%	$963	$844	14%
The increase in global Repatha sales for the three and nine months ended September 30, 2022, was driven by higher unit demand, partially offset by lower net selling price and unfavorable changes to foreign currency exchange rates. Higher unit demand benefited from contracting changes to support and expand Medicare Part D and commercial patient access and the inclusion of Repatha on China’s National Reimbursement Drug List as of January 1, 2022, both of which resulted in decreases to the net selling price in 2022.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
KYPROLIS — U.S.	$217	$198	10%	$626	$547	14%
KYPROLIS — ROW	101	95	6%	296	277	7%
Total KYPROLIS	$318	$293	9%	$922	$824	12%
The increase in global KYPROLIS sales for the three and nine months ended September 30, 2022, was driven by higher unit demand, partially offset by unfavorable changes to foreign currency exchange rates.
The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch–Waxman Act and any applicable settlement agreements between us and certain companies that seek to develop generic carfilzomib products.
Neulasta
Total Neulasta sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Neulasta — U.S.	$205	$360	(43)%	$772	$1,215	(36)%
Neulasta — ROW	42	55	(24)%	133	168	(21)%
Total Neulasta	$247	$415	(40)%	$905	$1,383	(35)%
The decrease in global Neulasta sales for the three and nine months ended September 30, 2022, was primarily driven by lower net selling price and unit demand.
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
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Nplate — U.S.	$162	$156	4%	$474	$404	17%
Nplate — ROW	126	117	8%	364	341	7%
Total Nplate	$288	$273	5%	$838	$745	12%
The increase in global Nplate sales for the three months ended September 30, 2022, was driven by higher unit demand and net selling price, partially offset by unfavorable changes to estimated sales deductions and foreign currency exchange rates.
The increase in global Nplate sales for the nine months ended September 30, 2022, was driven by higher unit demand, higher net selling price and favorable changes to estimated sales deductions, partially offset by unfavorable changes to foreign currency exchange rates.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
MVASI — U.S.	$139	$187	(26)%	$468	$617	(24)%
MVASI — ROW	70	87	(20)%	228	245	(7)%
Vectibix — U.S.	106	84	26%	287	255	13%
Vectibix— ROW	141	116	22%	368	375	(2)%
EVENITY — U.S.	136	94	45%	376	230	63%
EVENITY— ROW	65	55	18%	186	157	18%
BLINCYTO — U.S.	84	74	14%	240	201	19%
BLINCYTO — ROW	58	51	14%	179	139	29%
EPOGEN — U.S.	136	138	(1)%	392	393	—%
AMGEVITA — ROW	117	111	5%	341	324	5%
Aimovig — U.S.	103	77	34%	289	225	28%
Aimovig — ROW	4	2	100%	11	2	*
Parsabiv — U.S.	61	24	*	189	107	77%
Parsabiv — ROW	39	37	5%	100	104	(4)%
KANJINTI — U.S.	58	92	(37)%	207	354	(42)%
KANJINTI — ROW	14	24	(42)%	46	79	(42)%
LUMAKRAS — U.S.	61	33	85%	160	42	*
LUMYKRAS — ROW	14	3	*	54	3	*
NEUPOGEN — U.S.	21	32	(34)%	65	86	(24)%
NEUPOGEN — ROW	14	20	(30)%	45	51	(12)%
TEZSPIRE — U.S.	55	—	NM	91	—	NM
Sensipar — U.S.	4	—	NM	13	4	*
Sensipar/Mimpara — ROW	13	19	(32)%	44	62	(29)%
Other — U.S.(1)	80	61	31%	206	141	46%
Other — ROW(1)	34	32	6%	106	92	15%
Total other products	$1,627	$1,453	12%	$4,691	$4,288	9%
Total U.S. — other products	$1,044	$896	17%	$2,983	$2,655	12%
Total ROW — other products	583	557	5%	1,708	1,633	5%
Total other products	$1,627	$1,453	12%	$4,691	$4,288	9%
NM = not meaningful
* Change in excess of 100%
____________
(1)    Consists of Corlanor, AVSOLA, IMLYGIC and RIABNI, as well as sales by our Gensenta and Bergamo subsidiaries.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Cost of sales	$1,588	$1,609	(1)%	$4,659	$4,736	(2)%
% of product sales	25.5%	25.5%		25.5%	26.3%
% of total revenues	23.9%	24.0%		23.9%	24.8%
Research and development	$1,112	$1,422	(22)%	$3,110	$3,471	(10)%
% of product sales	17.8%	22.5%		17.0%	19.3%
% of total revenues	16.7%	21.2%		16.0%	18.1%
Acquired in-process research and development	$—	$—	NM	$—	$1,505	NM
% of product sales	—%	—%		—%	8.3%
% of total revenues	—%	—%		—%	7.9%
Selling, general and administrative	$1,287	$1,305	(1)%	$3,842	$3,943	(3)%
% of product sales	20.6%	20.6%		21.1%	21.9%
% of total revenues	19.3%	19.5%		19.7%	20.6%
Other	$5	$(8)	*	$537	$143	*
Total operating expenses	$3,992	$4,328	(8)%	$12,148	$13,798	(12)%
NM = not meaningful
* Change in excess of 100%
Cost of sales
Cost of sales was essentially flat, at 23.9% of total revenues for the three months ended September 30, 2022, driven by lower costs associated with COVID-19 antibody shipments and lower manufacturing costs, offset by changes in product mix.
Cost of sales decreased to 23.9% of total revenues for the nine months ended September 30, 2022, driven by lower costs associated with COVID-19 antibody shipments, manufacturing costs and amortization expense from acquisition-related assets, partially offset by changes in product mix.
Research and development
The decrease in R&D expense for the three and nine months ended September 30, 2022, was driven by a licensing-related upfront payment to KKC in 2021 and lower marketed product support, partially offset by higher spend in late-stage development and research and early pipeline programs.
Acquired in-process research and development
The decrease in Acquired IPR&D expense for the nine months ended September 30, 2022, was due to the bemarituzumab program, which was acquired as part of the Five Prime acquisition in 2021. See Note 2, Acquisitions and divestitures.
Selling, general and administrative
The decrease in SG&A expense for the three and nine months ended September 30, 2022, was primarily driven by lower marketed product support.
Other
Other operating expenses for the three months ended September 30, 2022, consisted primarily of an impairment-related charge associated with an intangible asset acquired in a business combination. Other operating expenses for the nine months ended September 30, 2022, consisted primarily of a loss on a nonstrategic divestiture. See Note 2, Acquisitions and divestitures.

Other operating expenses for the three months ended September 30, 2021, consisted primarily of changes in the fair values of contingent consideration liabilities. Other operating expenses for the nine months ended September 30, 2021, consisted primarily of expenses related to cost savings initiatives.
Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest expense, net	$(368)	$(296)	$(991)	$(862)
Other income (expense), net	$100	$73	$(747)	$97
Provision for income taxes	$249	$271	$662	$576
Effective tax rate	10.4%	12.6%	11.8%	12.6%
Interest expense, net
The increase in Interest expense, net, for the three and nine months ended September 30, 2022, was primarily due to higher overall debt outstanding and higher LIBORs on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps.
Other income (expense), net
The increase in Other income (expense), net, for the three months ended September 30, 2022, was primarily due to the gain recognized on the extinguishment of debt and higher interest income, partially offset by lower current year net gains on our strategic equity investments and higher current year losses in connection with our BeiGene investment.
The decrease in Other income (expense), net, for the nine months ended September 30, 2022, was primarily due to net losses on our strategic equity investments in the current year compared with net gains recognized in the prior year and higher current year net losses in connection with our BeiGene investment, partially offset by the gain recognized on the extinguishment of debt and higher interest income in the current year.
Income taxes
The decrease in our effective tax rate for the three months ended September 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime and net favorable items, partially offset by a nondeductible loss from a nonstrategic divestiture. The decrease in our effective tax rate for the nine months ended September 30, 2022, was primarily due to the prior year nondeductible IPR&D expense arising from the acquisition of Five Prime, partially offset by current year net unfavorable items compared to last year and a nondeductible loss from a nonstrategic divestiture. See Note 2, Acquisitions and divestitures.
The Administration and Congress continue to discuss changes to existing tax law that could substantially increase the taxes we pay to the U.S. government. Further, the OECD recently reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. If enacted, either by all OECD participants or unilaterally by individual countries, this agreement could result in tax increases in both the United States and foreign jurisdictions. The U.S. Treasury recently released final foreign tax credit regulations that eliminate U.S. creditability of the Puerto Rico Excise Tax beginning in 2023, which would increase our U.S. tax liability. However, the U.S. territory of Puerto Rico recently enacted Act 52-2022, which provides for an alternate fixed tax rate on industrial development income that the U.S. Treasury recently confirmed will be creditable under U.S. law. As part of this new law, eligible businesses would be subject to incremental income and withholding taxes in lieu of payment of the Puerto Rico Excise Tax. In order to qualify for the alternative fixed tax rate, we must amend our current tax grant with the Puerto Rico government by December 31, 2022. Once we qualify for this alternative fixed tax rate, which we expect to occur as of January 1, 2023, our tax expense will increase.

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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process, and we filed a motion to consolidate the two periods into one case in the U.S. Tax Court.
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
See Part II, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, and Note 4, Income taxes, to the condensed consolidated financial statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	September 30, 2022	December 31, 2021
Cash, cash equivalents and marketable securities	$11,478	$8,037
Total assets	$63,700	$61,165
Current portion of long-term debt	$1,543	$87
Long-term debt	$37,161	$33,222
Stockholders’ equity	$3,653	$6,700
Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $11.5 billion as of September 30, 2022. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

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
In August 2022, March 2022 and December 2021, the Board of Directors declared quarterly cash dividends of $1.94 per share of common stock, which were paid in September 2022, June 2022 and March 2022, respectively, an increase of 10% over the quarterly cash dividend paid each quarter in 2021. In October 2022, the Board of Directors declared a quarterly cash dividend of $1.94 per share of common stock, which will be paid in December 2022.
We also returned capital to stockholders through our stock repurchase program. During the nine months ended September 30, 2022, we executed trades to repurchase $6.3 billion of common stock, including $6.0 billion related to our ASR agreements described below. As of September 30, 2022, $4.6 billion of authorization remained available under our stock repurchase program. In October 2022, the Board of Directors increased the amount authorized under our stock repurchase program by an additional $2.4 billion.
In February 2022, we entered into ASR agreements under which we paid an aggregate amount of $6.0 billion to the Dealers and retired an initial 23.3 million shares of common stock. Approximately $0.9 billion in value of stock remained to be delivered by the Dealers upon final settlement. Final settlement under the ASR agreements occurred in September 2022 resulting in an additional 1.5 million shares received from the Dealers. In total, 24.8 million shares of common stock were repurchased under the ASR agreements.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2022 and December 31, 2021. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) consolidated interest expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of September 30, 2022.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$7,072	$6,453
Net cash (used in) provided by investing activities	$(2,571)	$963
Net cash used in financing activities	$(2,988)	$(1,713)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2022, increased primarily due to higher net income, after adjustments for noncash items, and the impact of working capital items.
Investing
Cash used in investing activities during the nine months ended September 30, 2022, was primarily due to net cash outflows related to marketable securities activity of $1.9 billion and capital expenditures of $596 million. Cash provided by investing activities during the nine months ended September 30, 2021, was primarily due to net cash inflows related to marketable securities activity of $3.4 billion, partially offset by the acquisition of Five Prime for $1.6 billion, net of cash acquired, and capital expenditures of $593 million. We currently estimate 2022 spending on capital projects to be approximately $950 million.
Financing
Cash used in financing activities during the nine months ended September 30, 2022, was primarily due to payments to repurchase our common stock of $6.4 billion, including amounts paid under the ASR agreements discussed above, the payment of dividends of $3.2 billion and the extinguishment of debt of $297 million, partially offset by proceeds from the issuance of debt of $6.9 billion. Cash used in financing activities during the nine months ended September 30, 2021, was primarily due to payments to repurchase our common stock of $3.5 billion and the payment of dividends of $3.0 billion, partially offset by proceeds from the issuance of debt of $4.9 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021, and is incorporated herein by reference. There were no material changes during the nine months ended September 30, 2022, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Management determined that as of September 30, 2022, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2021, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. These payers are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our products or narrower populations for whom payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include legislation promulgated by the Inflation Reduction Act of 2022 (IRA) that enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and allows for the U.S. government to set prices for certain drugs in Medicare. Other proposals include limiting drug reimbursement in Medicare and/or the commercial market based on reference prices, or permitting importation of drugs from Canada. Certain proposals focused on drug pricing (such as the IRA) have been adopted, and additional proposals are likely to be adopted and implemented in some form.
—Changing U.S. federal coverage and reimbursement policies and practices have affected and may continue to affect access to, pricing of and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement of our Annual Report on Form 10-K for the year ended December 31, 2021. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. Congress has focused on drug pricing reforms and oversight since 2018, and this activity is still ongoing and has intensified. For example, in August 2022, the IRA was enacted and includes provisions requiring that: (1) beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that approximately one hundred drugs could be subject to such set prices by 2031); (2) Medicare Part D be redesigned to cap beneficiary out-of-pocket costs starting in 2024 and, beginning January 1, 2025, reduce Federal reinsurance in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring discounts from manufacturers on certain drugs); and (3) beginning October 1, 2022, manufacturers will owe rebates on drugs reimbursed under Medicare Part D if price increases outpace inflation, and beginning in January 1, 2023, will owe rebates on drugs reimbursed under Medicare Part B if price increases outpace inflation. The IRA’s drug pricing controls and Medicare redesign is likely to have a material adverse effect on our sales (particularly for our products that are more substantially reliant on Medicare reimbursement), our business and our results of operations. However, as the degree of impact from this legislation on our business depends on a number of implementation decisions, the extent of the IRA’s impact on our sales and, in turn, our business remains unclear. Further, following the passage of the IRA, the environment remains dynamic, and in October 2022, the Administration issued an Executive Order on Lowering Prescription Drug Costs for Americans that calls for the HHS to issue a report within 90 days on Innovation Center models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries.
There are other outstanding proposals that, if enacted and implemented, in whole or in part, could also affect access to and sales of our products, including, but not limited to, federal and various state proposals to allow importation of prescription medications from Canada or other countries. See —Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products. In July 2021, the Administration issued an Executive Order designed to address anticompetitive behavior across multiple sectors, and for the healthcare sector, called for, among other things, the FDA to work with states and Indian tribes to develop prescription drug importation programs, more scrutiny of anticompetitive activity by the FTC, emphasized the need for actions to allow for greater competition from generics and biosimilars, and included a process and timeline for federal agencies to deliver to the Administration ideas that address drug pricing. Subsequently, in September 2021, the HHS released a report that presented guiding principles for the Administration’s drug pricing proposals, including changes to promote competition throughout the prescription drug industry, highlighting potential legislative policies that Congress could pursue (including drug price negotiation in Medicare Parts B and D, making those negotiated prices available to commercial plans and legislation to speed the entry of biosimilar and generic drugs) and examples of potential administrative tools available to the HHS (including testing various models and enhanced focus of the FTC and the USPTO to address impediments to generic drug and biosimilar competition). Also, in response to the July 2021 Executive Order, the FDA sent a letter to the USPTO describing ways to strengthen coordination between the two agencies, offering training to help identify prior art and seeking USPTO’s views on practices that extend market exclusivities, whether pharmaceutical patent examiners need additional resources, and the effect of post-grant challenges at the PTAB on drug patents. In its reply to the FDA, on July 6, 2022, the USPTO affirmed its interest in coordinating with the FDA and outlined specific initiatives, including enhancing procedures for obtaining patents and easing the process for challenging issued patents before the PTAB.
Legislation enacted in 2021 also contained drug pricing reforms. For example, the Infrastructure Investment and Jobs Act includes a provision requiring manufacturers to provide refunds, beginning in 2023, to the government for discarded amounts of certain drugs (including certain Amgen products) from single use containers under Medicare Part B, and CMS recently released proposed regulations to implement this requirement. Also, the American Rescue Plan Act of 2021 includes a provision that increases the Medicaid rebate liability, beginning in 2024, by no longer capping Medicaid rebates at 100% of the Average Manufacturer Price for certain medicines that raise prices in excess of inflation. The implementation of a final rule issued by the HHS that revises regulations under the federal antikickback statute to encourage PBMs to use rebates received from biopharmaceutical manufacturers to reduce patient cost-sharing at the point of sale under Medicare Part D has been delayed to January 1, 2032.
Our business has been, and is expected to continue to be, affected by changes in U.S. federal reimbursement policy resulting from federal regulations and federal demonstration projects. Over the past several years, federal agencies, including the CMS, announced a number of recommendations, policies, proposals and demonstration projects addressing drug pricing. The Administration has also developed and sought to advance a range of policy proposals that could affect U.S. federal reimbursement policy for drugs and biologics, including changes to Medicare Parts B and D. For example, in 2020, in response to an Executive Order, HHS released a rule to allow states to potentially enable the importation of certain drugs from Canada. This rule is in litigation, but should such litigation be unsuccessful, it could allow for the importation of Canadian versions of certain of Amgen’s products (including Otezla), that could have a material adverse effect on Amgen’s business. Also in response to an Executive Order, CMS previously released an interim final rule to implement the MFN pricing approach aimed at setting the reimbursement rate for 50 Medicare Part B drugs (including our products, such as Prolia, XGEVA, KYPROLIS, Neulasta, Nplate, EPOGEN and Aranesp) equal to the lowest adjusted price in 22 OECD nations for these drugs. In December 2021, subsequent to challenges, including procedural defects, CMS withdrew the MFN rule. Notwithstanding the withdrawal of the rule, the MFN rule’s approach to drug pricing and other similar approaches remain of interest to policymakers. In connection with its withdrawal of the MFN rule, CMS noted that it will “… explore all options to incorporate value into payments for Medicare Part B drugs, improve beneficiaries’ access to evidence-based care, and reduce drug spending for consumers and throughout the health care system.” We expect continued significant focus on healthcare and similar drug pricing proposals for the foreseeable future. Our business is also affected by policies implemented by private healthcare entities that process Medicare claims, including Medicare Administrative Contractors. For example, in the second quarter of 2022, several Medicare Administrative Contractors issued notice, in contravention of TEZSPIRE’s FDA approved labeling, that TEZSPIRE would be added to their “self-administered drug” exclusion lists. Although the Medicare Administrative Contractors subsequently removed TEZSPIRE from their exclusion lists, these exclusions, if reintroduced and/or implemented, would result in Medicare beneficiaries with severe asthma losing access to TEZSPIRE coverage under Medicare Part B and potentially also under Medicare Advantage.
CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. For example, we believe that CMS’s Oncology Care Model demonstration (which has, beginning in 2016, provided participating physician practices with performance-based financial incentives that aim to manage or reduce Medicare costs without negatively affecting the efficacy of care) reduced utilization of certain of our oncology products by participating physician practices. While the Oncology Care Model demonstration ended on June 30, 2022, CMS announced a new oncology model (the Enhancing Oncology Model) that will run for five years (from July 2023 through June 2028) that builds on this prior demonstration program. Further, the HHS’s September 2021 comprehensive plan to address drug pricing included potential future mandatory models that link payment for prescription drugs and biologics to factors such as: improved patient outcomes, reductions in health disparities, patient affordability and lower overall costs; bundled payment models; total cost of care models; models in which Medicare Part B savings from utilization of biosimilars, generics or other high-value products are shared between prescribing providers and the government; additional Medicare Part D cost-sharing support for biosimilars and generics; and potential expansion of the Part D Senior Savings Model to additional classes of drugs. CMS also recently finalized a national Medicare coverage determination for certain Alzheimer’s disease medications that received accelerated FDA approvals that limits coverage to only patients in qualifying clinical trials, thereby suggesting that accelerated regulatory approval does not necessarily result in full Medicare coverage. Further, pressures on healthcare budgets from the pandemic and the economic downturn remain. We are unable to predict which or how many federal policy, legislative, regulatory, executive or administrative changes may ultimately be, or effectively estimate the consequences to our business if, enacted and implemented. However, to the extent that these or other federal government initiatives further decrease or modify the coverage or reimbursement available for our products, require that we pay increased rebates or shift other costs to us, limit or affect our decisions regarding the pricing of or otherwise reduce the use of our U.S. products, or limit our ability to offer co-pay assistance to commercial patients, such actions could have a material adverse effect on our business and results of operations.
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
—Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products
At the state level, government actions or ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs or other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases. For example, a California law requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. Additional proposals directed at Medicaid seek to penalize manufacturers for price increases above a certain threshold or limit spending on biopharmaceutical products. States are also seeking to change the way they pay for drugs for patients covered by state programs. California adopted a 2020–21 budget that incorporates international pricing into Medicaid supplemental rebate negotiations and allows its Medicaid program to seek federal approval to extend supplemental rebates to non-Medicaid populations. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Six states (Colorado, Maine, New Hampshire, Maryland, Oregon and Washington) have enacted laws that establish Prescription Drug Affordability Boards (PDABs) to study drug prices and identify drugs that pose affordability challenges, and in three states (Colorado, Maryland and Washington) include authority for the state PDAB to set upper payment limits on certain drugs in state regulated plans. Other states may consider implementing similar policies and procedures as they face budget deficits from the effects of the COVID-19 pandemic.

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
—U.S. commercial payer actions have affected and may continue to affect access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payers may affect these trends. For example, CMS finalized a policy in May 2020 (for plan years starting on or after January 1, 2021, which remains standing policy for 2022) that is subject to litigation and has caused commercial payers to more widely adopt co-pay accumulator adjustment programs. Payers have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, particularly in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. Payers also control costs by imposing restrictions on access to or usage of our products, such as Step Therapy, or requiring that patients receive the payer’s prior authorization before covering the product or that patients use a mail-order pharmacy or a limited network of payer fully-owned mail-order or specialty pharmacies. Payers have also chosen to exclude certain indications for which our products are approved or chosen to exclude coverage entirely. For example, some payers require physicians to demonstrate or document that the patients for whom Repatha has been prescribed meet payer utilization management criteria, and these requirements have served to limit and may continue to limit patient access to Repatha treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha by providing greater discounts and rebates to payers, including PBMs that administer Medicare Part D prescription drug plans. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. For example, in late 2018 and early 2019, in response to a very high percentage of Medicare patients abandoning their Repatha prescriptions rather than paying their co-pay, we introduced a set of new National Drug Codes to make Repatha available at a lower list price in an attempt to address affordability for patients, particularly those on Medicare, and on December 31, 2019, we discontinued the higher list price option for Repatha. Despite these net and list price reductions, some payers have restricted and may continue to restrict patient access, and have changed and may continue to change formulary coverage for Repatha, and they may seek further discounts or rebates or take other actions that could reduce our sales of Repatha. These factors have served to limit and may continue to limit patient affordability and use, and negatively affect Repatha sales.
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

Pressures to decrease drug expenditures may further intensify as economic conditions continue to worsen in certain regions, including in Europe where high inflation and the energy crisis relating to the Russia–Ukraine conflict are challenging the economies in that region. IRP has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. IRP policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability differences across countries or regions. Other expenditure control practices, including but not limited to the use of revenue clawbacks, rebates and percentage caps on price increases, are used in various foreign jurisdictions as well. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the European Medicines Agency’s approval of Repatha for the treatment of patients with established atherosclerotic disease, the reimbursement for Repatha in France prior to 2020 was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment, which had limited our efforts in France to expand Repatha access to the broader patient population covered by the approved label. Some countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement or a decline in the timeliness or certainty of payment by payers to physicians and other providers has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2022, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(2)
July 1 - 31	—		—	$4,579,263,848
August 1 - 31	—		—	$4,579,263,848
September 1 - 30(1)	1,525,403		1,525,403	$4,579,263,848
Total	1,525,403		1,525,403
___________
(1)    As part of the stock repurchase program, the Company entered into ASR agreements with three third-party financial institutions (Dealers) in February 2022. Upon execution of the ASR agreements, the Company made payments in an aggregate amount of $6.0 billion to the Dealers and received and retired an initial 23,258,997 shares of common stock. During September 2022, an additional 1,525,403 shares were received from the Dealers which constituted final settlement under the ASR agreements, and no cash was exchanged as a result of the final settlement. In total, 24,784,400 shares of common stock were delivered under the ASR agreements at an average price of approximately $242.09 per share.
(2)    In October 2022, the Board of Directors increased the amount authorized under the repurchase program by an additional $2.4 billion.

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

2.7
Agreement and Plan of Merger, dated as of August 3, 2022, among ChemoCentryx, Inc., Amgen Inc. and Carnation Merger Sub, Inc. (Filed as an exhibit to Form 8-K on August 4, 2022 and incorporated herein by reference.)

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

Exhibit No.	Description

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

4.34
Officer’s Certificate of Amgen Inc., dated as of August 18, 2022, including forms of the Company’s 4.050% Senior Notes due 2029, 4.200% Senior Notes due 2033 and 4.875% Senior Notes due 2053. (Filed as an exhibit to Form 8-K on August 18, 2022 and incorporated herein by reference.)

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

Exhibit No.	Description
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

10.36*
Amendment No. 1 to Sourcing and Supply Agreement, dated July 14, 2022, by and between Amgen USA Inc., a wholly owned subsidiary of Amgen Inc., and DaVita Inc. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

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

10.41
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
10.42
First Amendment to Collaboration Agreement, dated April 20, 2022, by and between Amgen Inc. and BeiGene Switzerland GmbH, and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2022 on August 5, 2022 and incorporated herein by reference.)

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

10.47
Collaboration Agreement dated March 30, 2012 by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC, a wholly owned subsidiary of AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2022 on August 5, 2022 and incorporated herein by reference.)

10.48
Amendment No. 1 to the Collaboration Agreement, dated October 1, 2014, by and among Amgen Inc., AstraZeneca Collaboration Ventures, LLC and AstraZeneca Pharmaceuticals LP (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2022 on August 5, 2022 and incorporated herein by reference.)

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

10.51
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

10.53	Form of ASR Agreement. (Filed as an exhibit to Form 8-K on February 24, 2022 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit No.	Description

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Amgen Inc.
(Registrant)

Date:	November 3, 2022	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)