Form 10-Q
period 2023-03-31
AMGEN INC
filed 2023-04-28
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☑
As of April 24, 2023, the registrant had 534,326,594 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
ANDA	Abbreviated New Drug Application
AOCI	accumulated other comprehensive income (loss)
BeiGene	BeiGene, Ltd.
Bergamo	Laboratorio Quimico Farmaceutico Bergamo Ltda
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
COVID-19	coronavirus disease 2019
Eczacıbaşı	EIS Eczacıbaşı İlaç, Sınai ve Finansal Yatırımlar Sanayi ve Ticaret A.Ş.
EPS	earnings per share
ESG	environmental, social and governance
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
Gensenta	Gensenta İlaç Sanayi ve Ticaret A.Ş.
HHS	U.S. Department of Health & Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	management’s discussion and analysis
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
R&D	research and development
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of Treasury
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto) /AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BLINCYTO	BLINCYTO® (blinatumomab)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
Prolia	Prolia® (denosumab)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
Vectibix	Vectibix® (panitumumab)
XGEVA	XGEVA® (denosumab)

iii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Product sales	$5,846	$5,731
Other revenues	259	507
Total revenues	6,105	6,238

Operating expenses:
Cost of sales	1,720	1,561
Research and development	1,058	959
Selling, general and administrative	1,258	1,228
Other	148	(10)
Total operating expenses	4,184	3,738

Operating income	1,921	2,500

Other income (expense):
Interest expense, net	(543)	(295)
Other income (expense), net	2,064	(530)

Income before income taxes	3,442	1,675

Provision for income taxes	601	199

Net income	$2,841	$1,476

Earnings per share:
Basic	$5.32	$2.69
Diluted	$5.28	$2.68

Shares used in calculation of earnings per share:
Basic	534	548
Diluted	538	551

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income	$2,841	$1,476
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Foreign currency translation	28	(51)
Cash flow hedges	(86)	84
Other	21	—
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(37)	33
Comprehensive income	$2,804	$1,509

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,560	$7,629
Marketable securities	1	1,676
Trade receivables, net	5,736	5,563
Inventories	5,011	4,930
Other current assets	2,395	2,388
Total current assets	44,703	22,186

Property, plant and equipment, net	5,460	5,427
Intangible assets, net	15,393	16,080
Goodwill	15,531	15,529
Other noncurrent assets	7,633	5,899
Total assets	$88,720	$65,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,320	$1,572
Accrued liabilities	12,061	12,524
Current portion of long-term debt	834	1,591
Total current liabilities	14,215	15,687

Long-term debt	60,761	37,354
Long-term tax liabilities	5,864	5,757
Other noncurrent liabilities	2,532	2,662

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—534.3 shares in 2023 and 534.0 shares in 2022	32,535	32,514
Accumulated deficit	(26,919)	(28,622)
Accumulated other comprehensive loss	(268)	(231)
Total stockholders’ equity	5,348	3,661
Total liabilities and stockholders’ equity	$88,720	$65,121

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	534.0	$32,514	$(28,622)	$(231)	$3,661
Net income	—	—	2,841	—	2,841
Other comprehensive loss, net of taxes	—	—	—	(37)	(37)
Dividends declared on common stock ($2.13 per share)	—	—	(1,138)	—	(1,138)
Issuance of common stock in connection with the Company’s equity award programs	0.3	11	—	—	11
Stock-based compensation expense	—	47	—	—	47
Tax impact related to employee stock-based compensation expense	—	(37)	—	—	(37)
Balance as of March 31, 2023	534.3	$32,535	$(26,919)	$(268)	$5,348

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2021	558.3	$32,096	$(24,600)	$(796)	$6,700
Net income	—	—	1,476	—	1,476
Other comprehensive income, net of taxes	—	—	—	33	33
Dividends declared on common stock ($1.94 per share)	—	—	(1,034)	—	(1,034)
Issuance of common stock in connection with the Company’s equity award programs	0.5	18	—	—	18
Stock-based compensation expense	—	78	—	—	78
Tax impact related to employee stock-based compensation expense	—	(45)	—	—	(45)
Repurchases of common stock	(24.6)	(900)	(5,410)	—	(6,310)
Balance as of March 31, 2022	534.2	$31,247	$(29,568)	$(763)	$916

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,841	$1,476
Depreciation, amortization and other	900	841
Deferred income taxes	(49)	(251)
Adjustments for equity method investments	(31)	305
(Gains) losses on equity securities	(1,830)	211
Other items, net	(13)	29
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(144)	(195)
Inventories	(58)	(230)
Other assets	(139)	(43)
Accounts payable	(253)	42
Accrued income taxes, net	443	318
Long-term tax liabilities	107	57
Other liabilities	(710)	(396)
Net cash provided by operating activities	1,064	2,164
Cash flows from investing activities:
Proceeds from sales of marketable securities	1,124	—
Proceeds from maturities of marketable securities	550	32
Purchases of property, plant and equipment	(344)	(190)
Other	28	47
Net cash provided by (used in) investing activities	1,358	(111)
Cash flows from financing activities:
Net proceeds from issuance of debt	23,798	3,952
Extinguishment of debt	(420)	—
Repayment of debt	(704)	—
Repurchases of common stock	—	(6,360)
Dividends paid	(1,137)	(1,080)
Other	(28)	(26)
Net cash provided by (used in) financing activities	21,509	(3,514)
Increase (decrease) in cash and cash equivalents	23,931	(1,461)
Cash and cash equivalents at beginning of period	7,629	7,989
Cash and cash equivalents at end of period	$31,560	$6,528

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three months ended March 31, 2023 and 2022, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $9.4 billion and $9.3 billion as of March 31, 2023 and December 31, 2022, respectively.
Recent accounting pronouncements
No new accounting pronouncements were issued or adopted for the three months ended March 31, 2023, that materially impacted the Company.

2. Restructuring
In the first quarter of 2023, we initiated a restructuring plan to enhance continued innovation, including investments in first-in-class medicines, while improving our cost structure. As part of the plan, we are reallocating resources to the areas of the business that will enable long-term growth.
We estimate that we will incur $300 million to $400 million of pretax charges in 2023 in connection with our restructuring plan, including (i) separation and other headcount-related costs with respect to staff reductions and (ii) asset-related charges that consist primarily of asset impairments, accelerated depreciation and other related costs resulting from the rationalization of our geographic footprint. During the three months ended March 31, 2023, we incurred total separation and other headcount-related costs of $141 million recorded in Other operating expenses in the Condensed Consolidated Statements of Income and asset-related and other charges of $38 million, consisting primarily of asset-related impairments recorded in Cost of sales in the Condensed Consolidated Statements of Income.
As of March 31, 2023, the total restructuring liability of $132 million was included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

3. Acquisitions and divestitures
Proposed acquisition of Horizon Therapeutics plc
On December 12, 2022, we announced that we had entered into a transaction agreement under which Amgen will acquire all shares of Horizon for $116.50 per share in cash for a transaction equity value of approximately $27.8 billion. Horizon is a global biotechnology company headquartered in Dublin, Ireland and is focused on the discovery, development and commercialization of medicines that address critical needs for people impacted by rare, autoimmune and severe inflammatory diseases. Horizon has 12 marketed medicines and a pipeline with more than 20 development programs. The closing of this transaction is contingent upon satisfaction of certain regulatory (including FTC review) and other customary closing conditions.
On January 30, 2023, the Company and Horizon each received a request for additional information and documentary materials (Second Request) from the FTC in connection with the FTC’s review of the Company’s proposed acquisition of Horizon. We and Horizon have been working cooperatively with the FTC and will continue to do so. Additionally, the Irish High Court set a court hearing date of May 22, 2023, to consider the application to sanction our proposed acquisition of Horizon. The Irish High Court will be informed in advance if the hearing date needs to be adjourned to a later date as a result of a condition to closing, including required regulatory clearances, not having been satisfied by the scheduled hearing date.
In connection with our proposed acquisition of Horizon, we entered into several debt and financing arrangements. See Note 10, Financing arrangements.
Acquisition of ChemoCentryx, Inc.
On October 20, 2022, we acquired all the outstanding stock of ChemoCentryx, a publicly traded biotechnology company focused on orally-administered therapeutics to treat autoimmune diseases, inflammatory disorders and cancer, for $52.00 per share in cash, representing a total consideration of $3.9 billion. The acquisition, which was accounted for as a business combination, includes TAVNEOS, an orally administered selective complement 5a receptor inhibitor that was approved by the FDA in October 2021 as an adjunctive therapy for adults with severe active anti-neutrophil cytoplasmic autoantibody-associated vasculitis (ANCA-associated vasculitis). TAVNEOS is commercialized by us in the United States; for markets outside the United States, TAVNEOS is commercialized by a collaboration partner, and Amgen is entitled to royalties and milestones based off future sales of the product. Upon its acquisition, ChemoCentryx became a wholly owned subsidiary of Amgen, and its operations have been included in our consolidated financial statements commencing on the acquisition date.
Measurement period adjustments during the three months ended March 31, 2023, included changes to the purchase price allocation and total consideration, resulting in a net decrease of approximately $4 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to the TAVNEOS intangible assets and adjustments to vendor payables based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The adjustments did not have a significant impact on Amgen’s results of operations during the three months ended March 31, 2023, and would not have had a significant impact on prior-period results if the adjustments had been made as of the acquisition date.

The following table summarizes the total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Amounts
Cash and cash equivalents	$86
Marketable securities	235
Inventories	41
Finite-lived intangible assets – developed-product-technology rights	3,499
Goodwill	663
Other liabilities, net	(83)
Deferred tax liability, net	(516)
Total assets acquired, net	$3,925
The $3.9 billion total consideration consisted of (i) a $3.7 billion cash payment to outstanding common stockholders of ChemoCentryx and (ii) a $181 million cash payment to equity award holders of ChemoCentryx for services rendered prior to the acquisition date of October 20, 2022, under the ChemoCentryx equity award plans.
The developed-product-technology rights acquired relates to TAVNEOS, which is approved in the United States and European Union for ANCA-associated vasculitis. The estimated fair values of $3.5 billion were determined by using a multi-period excess earnings income approach that discounts expected future cash flows to present value by applying a discount rate that represents the estimated rate that market participants would use to value the intangible assets. The developed-product-technology rights are being amortized on a straight-line basis over a weighted-average period of approximately 11 years using the straight-line method.
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
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $663 million was recorded as goodwill, which is not deductible for tax purposes. The goodwill value is primarily attributable to the expected synergies from the TAVNEOS asset.
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain assets acquired, liabilities assumed and tax-related items as we obtain additional information during the measurement period of up to one year from the acquisition date.
Divestiture of Gensenta İlaç Sanayi ve Ticaret A.Ş.
On November 2, 2022, we sold our shares in Gensenta, a subsidiary in Turkey, to Eczacıbaşı for net cash proceeds of approximately $130 million. The transaction was accounted for as a sale of a business and did not meet the criteria to be classified as discontinued operations. Upon closing of this transaction, net assets related to Gensenta of $86 million were divested, and during the year ended December 31, 2022, we recognized a loss on divestiture of $567 million, recorded in Other operating expenses in the Consolidated Statements of Income, primarily due to the reclassification of $615 million of cumulative foreign currency translation losses from AOCI into earnings.

4. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of ROW revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended March 31,
	2023			2022
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$623	$304	$927	$582	$270	$852
ENBREL	564	15	579	843	19	862
XGEVA	384	152	536	368	134	502
Otezla	294	98	392	350	101	451
Repatha	197	191	388	165	164	329
Nplate	246	116	362	156	110	266
KYPROLIS	234	124	358	196	91	287
Aranesp	115	240	355	137	221	358
EVENITY	164	90	254	110	60	170
Other products(1)	1,154	541	1,695	1,130	524	1,654
Total product sales(2)	$3,975	$1,871	5,846	$4,037	$1,694	5,731
Other revenues			259			507
Total revenues			$6,105			$6,238
____________
(1)    Consists of product sales of our non-principal products, as well as our Bergamo and Gensenta subsidiaries.
(2)    Hedging gains and losses, which are included in product sales, were not material for the three months ended March 31, 2023 and 2022.

5. Income taxes
The effective tax rates for the three months ended March 31, 2023 and 2022, were 17.5% and 11.9%, respectively.
The increase in our effective tax rate for the three months ended March 31, 2023, was primarily due to the new Puerto Rico income tax beginning in 2023 and an increase in interest expense on tax reserves. The effective tax rates differ from the federal statutory rate primarily as a result of foreign earnings from the Company’s operations conducted in Puerto Rico, a territory of the United States treated as a foreign jurisdiction for U.S. tax purposes, that are currently subject to a tax incentive grant through 2050. In addition, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2034. These foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
We are no longer subject to a 4% excise tax in the U.S. territory of Puerto Rico on the gross intercompany purchase price of goods and services from our manufacturer in Puerto Rico. As of January 1, 2023, we qualify for the alternative income tax rate on industrial development income of our Puerto Rico affiliate. In the United States, this income tax qualifies for foreign tax credits. Both this income tax and the associated foreign tax credits are generally recognized in our provision for income taxes. We account for the 2022 excise tax that was capitalized in Inventories as an expense in Cost of sales when the related products are sold in 2023, and a foreign tax credit will not be recognized in 2023 with respect to the excise tax.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. On February 10, 2023, the U.S. Tax Court entered an order setting a trial date of November 4, 2024.
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
See our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability, for further discussion.
During the three months ended March 31, 2023, the gross amounts of our UTBs increased by $60 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2023, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended March 31,
	2023	2022
Income (Numerator):
Net income for basic and diluted EPS	$2,841	$1,476

Shares (Denominator):
Weighted-average shares for basic EPS	534	548
Effect of dilutive securities	4	3
Weighted-average shares for diluted EPS	538	551

Basic EPS	$5.32	$2.69
Diluted EPS	$5.28	$2.68
For the three months ended March 31, 2023 and 2022, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

7. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	31,064	—	—	31,064
Other short-term interest-bearing securities	1	—	—	1
Total interest-bearing securities	$31,065	$—	$—	$31,065

Types of securities as of December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$1,676	$—	$—	$1,676
Money market mutual funds	2,659	—	—	2,659
Other short-term interest-bearing securities	—	—	—	—
Total interest-bearing securities	$4,335	$—	$—	$4,335
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	March 31, 2023	December 31, 2022
Cash and cash equivalents	$31,064	$2,659
Marketable securities	1	1,676
Total interest-bearing securities	$31,065	$4,335
Cash and cash equivalents in the above table excludes bank account cash of $496 million and $4,970 million as of March 31, 2023 and December 31, 2022, respectively.
Cash and cash equivalents as of March 31, 2023 was $31.6 billion, of which $27.8 billion is anticipated to be used for the proposed acquisition of Horizon. See Note 3, Acquisitions and divestitures.
All interest-bearing securities as of March 31, 2023 and December 31, 2022, mature in one year or less.
For the three months ended March 31, 2023 and 2022, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeiGene, Ltd.
Effective January 30, 2023, we relinquished our right to appoint a director to BeiGene’s Board of Directors. We no longer have the ability to exert significant influence over BeiGene. As a result, in the first quarter of 2023, we began to account for our ownership interest as an equity security with a readily determinable fair value, with changes in fair value recorded in Other income (expense), net. See Note 12, Fair value measurement. During the three months ended March 31, 2023, we recognized a net unrealized gain of $1.9 billion recorded to Other income (expense), net, in our Condensed Consolidated Statements of Income. As of March 31, 2023, the carrying and fair value of our investment in BeiGene was $4.1 billion and was included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

As of December 31, 2022, under the equity method of accounting, the carrying value of our investment in BeiGene was $2.2 billion and was included in Other noncurrent assets in the Condensed Consolidated Balance Sheets, and our ownership percentage was 18.2%. During the three months ended March 31, 2022, under the equity method of accounting, our carrying value in BeiGene was adjusted by our share of BeiGene’s net losses of $108 million and amortization of the basis difference of $47 million.
Other equity securities
Excluding our equity investment in BeiGene, we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $462 million and $480 million as of March 31, 2023 and December 31, 2022, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, net unrealized gains and losses on these publicly traded securities were a gain of $5 million and a loss of $170 million, respectively. Realized gains and losses on sales of publicly traded securities for the three months ended March 31, 2023 and 2022, were not material.
We held investments of $250 million and $233 million in equity securities without readily determinable fair values as of March 31, 2023 and December 31, 2022, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2023 and 2022, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions.
Equity method investments
Neumora Therapeutics, Inc.
On September 30, 2021, we acquired an approximately 25.9% ownership interest in Neumora, a privately held company, for $257 million, which is included in Other noncurrent assets in the Condensed Consolidated Balance Sheets, in exchange for a $100 million cash payment and $157 million in noncash consideration primarily related to future services. Although our equity investment provides us with the ability to exercise significant influence over Neumora, we have elected the fair value option to account for our equity investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. As of March 31, 2023 and December 31, 2022, our ownership interest in Neumora was approximately 24.5% and 24.9%, respectively, and the fair values of our investment were $288 million and $335 million, respectively. Accordingly, during the three months ended March 31, 2023 and 2022, we recognized a loss of $47 million and $50 million, respectively, in Other income (expense), net, in the Condensed Consolidated Statements of Income. For information on determination of fair values, see Note 12, Fair value measurement.
Limited partnerships
We held limited partnership investments of $268 million and $249 million as of March 31, 2023 and December 31, 2022, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of March 31, 2023, unfunded additional commitments to be made for these investments during the next several years were $160 million. For the three months ended March 31, 2023 and 2022, we recognized net gains of $20 million and net losses of $160 million, respectively, in Other income (expense), net, in the Condensed Consolidated Statements of Income on these investments.

8. Inventories
Inventories consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Raw materials	$903	$828
Work in process	2,978	3,098
Finished goods	1,130	1,004
Total inventories	$5,011	$4,930

9. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Three months ended March 31, 2023
Beginning balance	$15,529
Adjustments to goodwill resulting from acquisitions and divestitures, net(1)	(4)
Currency translation adjustment	6
Ending balance	$15,531
____________
(1)     For the three months ended March 31, 2023, adjustments to goodwill consisted of a measurement period adjustment related to our acquisition of ChemoCentryx. See Note 3, Acquisitions and divestitures.
Other intangible assets
Other intangible assets consisted of the following (in millions):

	March 31, 2023			December 31, 2022
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$29,038	$(15,679)	$13,359	$29,028	$(15,045)	$13,983
Licensing rights	3,864	(3,160)	704	3,864	(3,123)	741
Marketing-related rights	1,326	(1,188)	138	1,326	(1,167)	159
Research and development technology rights	1,387	(1,204)	183	1,378	(1,190)	188
Total finite-lived intangible assets	35,615	(21,231)	14,384	35,596	(20,525)	15,071
Indefinite-lived intangible assets:
In-process research and development	1,009	—	1,009	1,009	—	1,009
Total other intangible assets	$36,624	$(21,231)	$15,393	$36,605	$(20,525)	$16,080

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
During the three months ended March 31, 2023 and 2022, we recognized amortization associated with our finite-lived intangible assets of $693 million and $637 million, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. The total estimated amortization of our finite-lived intangible assets for the remaining nine months ending December 31, 2023, and the years ending December 31, 2024, 2025, 2026, 2027 and 2028, are $2.1 billion, $2.7 billion, $2.5 billion, $2.2 billion, $2.1 billion and $1.1 billion, respectively.

10. Financing arrangements
Our borrowings consisted of the following (in millions):

	March 31, 2023	December 31, 2022
0.41% CHF700 million bonds due 2023 (0.41% 2023 Swiss franc Bonds)	$—	$757
2.25% notes due 2023 (2.25% 2023 Notes)	750	750
3.625% notes due 2024 (3.625% 2024 Notes)	1,400	1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
5.25% notes due 2025 (5.25% 2025 Notes)	2,000	—
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	813	803
5.507% notes due 2026 (5.507% 2026 Notes)	1,500	—
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	586	574
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	—
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	864	846
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,001	1,051
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,803	2,000
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	1,091	1,110
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	—
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	2,132	2,250
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	1,199	1,254
4.20% notes due 2052 (4.20% 2052 Notes)	950	1,000
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	—
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,200	1,250

	March 31, 2023	December 31, 2022
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	—
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,434)	(1,246)
Fair value adjustments	(343)	(437)
Other	12	12
Total carrying value of debt	61,595	38,945
Less current portion	(834)	(1,591)
Total long-term debt	$60,761	$37,354
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
Debt issuances and acquisition-related financing
During the three months ended March 31, 2023, in connection with the proposed acquisition of Horizon (see Note 3, Acquisitions and divestitures—Proposed acquisition of Horizon Therapeutics plc), we issued the following series of notes (in millions):

Principal Amount
5.25% 2025 Notes	$2,000
5.507% 2026 Notes	1,500
5.15% 2028 Notes	3,750
5.25% 2030 Notes	2,750
5.25% 2033 Notes	4,250
5.60% 2043 Notes	2,750
5.65% 2053 Notes	4,250
5.75% 2063 Notes	2,750
Total	$24,000
If the consummation of the proposed acquisition of Horizon does not occur on or before the later of: (i) January 31, 2024, or such later date to which the agreement to acquire Horizon (Transaction Agreement) may be extended in accordance with its terms, (ii) the Transaction Agreement is terminated, or (iii) we otherwise notify the trustee of the notes that consummation of the acquisition will not be pursued, we will be required to redeem each series of notes, other than the 5.75% 2063 Notes, at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In the event of a change-in-control triggering event, as defined in the terms of the notes, we may be required to purchase all or a portion of these notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In addition, these notes may be redeemed at any time at our option, in whole or in part, at the principal amount of the notes being redeemed plus accrued and unpaid interest and a make-whole amount, which are defined by the terms of the notes. Except with respect to the 5.25% 2025 Notes, the notes may be redeemed without payment of make-whole amounts if redemption occurs during a specified period of time immediately prior to the maturing of the notes. Such time periods range from two months to six months prior to maturity, except for the 5.507% 2026 Notes, which may be redeemed without payment of the make-whole amount if redemption occurs after two years prior to maturity.
In December 2022, in connection with the proposed acquisition of Horizon, we entered into a bridge credit agreement, which provided for borrowings with an aggregate principal amount of $24.5 billion as of December 31, 2022. Subsequent to our March 2023 debt issuance described above, we terminated the bridge credit agreement. Accordingly, during the three months ended March 31, 2023, we recognized $98 million of financing cost associated with the bridge credit agreement, primarily in Other income (expense), net, in the Condensed Consolidated Statements of Income.
Also in connection with the proposed acquisition of Horizon, we entered into a $4.0 billion term loan credit agreement in December 2022. No amounts under this agreement were outstanding as of March 31, 2023 and December 31, 2022.

Debt extinguishment
During the three months ended March 31, 2023, we repurchased portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes for an aggregate cost of $420 million, which resulted in the recognition of a $113 million gain on extinguishment of debt recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income.
Debt repayments
During the three months ended March 31, 2023, we repaid the CHF700 million aggregate principal amount ($704 million upon settlement of the related cross-currency swap) of the 0.41% 2023 Swiss franc Bonds.
Shelf registration statement and other facilities
In February 2023, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depositary shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2026.
During the three months ended March 31, 2023, we amended and restated our syndicated, unsecured, revolving credit agreement under which we may borrow up to $4.0 billion (increased from $2.5 billion prior to the amendment) for general corporate purposes, including as a liquidity backstop for our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $1.25 billion with the agreement of the banks (increased from $750 million prior to the amendment). Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) SOFR plus 1.01% or (ii) the highest of (A) the administrative agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month SOFR plus 1.1%. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under this facility.

11. Stockholders’ equity
Stock repurchase program
Activity under our stock repurchase program, on a trade date basis, was as follows (in millions):

	2023		2022
	Shares	Dollars	Shares	Dollars
First quarter	—	$—	24.6	$5,410
As of March 31, 2023, $7.0 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2023, the Board of Directors declared a quarterly cash dividend of $2.13 per share, which will be paid in June 2023. In December 2022, the Board of Directors declared a quarterly cash dividend of $2.13 per share, which was paid in March 2023.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Other	AOCI
Balance as of December 31, 2022	$(348)	$128	$(11)	$(231)
Foreign currency translation adjustments	28	—	—	28
Unrealized losses	—	(71)	—	(71)
Reclassification adjustments to income	—	(30)	—	(30)
Other	—	—	21	21
Income taxes	—	15	—	15
Balance as of March 31, 2023	$(320)	$42	$10	$(268)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended March 31,
Components of AOCI	2023	2022	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$52	$27	Product sales
Cross-currency swap contract losses	(22)	(78)	Other income (expense), net
	30	(51)	Income before income taxes
	(6)	11	Provision for income taxes
	$24	$(40)	Net income

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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2023, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	31,064	—	—	31,064
Other short-term interest-bearing securities	—	1	—	1
Other investments	—	131	—	131
Equity securities	4,545	—	288	4,833
Derivatives:
Foreign currency forward contracts	—	252	—	252
Cross-currency swap contracts	—	—	—	—
Total assets	$35,609	$384	$288	$36,281

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$73	$—	$73
Cross-currency swap contracts	—	517	—	517
Interest rate swap contracts	—	662	—	662
Forward interest rate contracts	—	—	—	—
Contingent consideration obligations	—	—	273	273
Total liabilities	$—	$1,252	$273	$1,525

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2022, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$1,676	$—	$—	$1,676
Money market mutual funds	2,659	—	—	2,659
Other short-term interest-bearing securities	—	—	—	—
Other investments	—	130	—	130
Equity securities	480	—	335	815
Derivatives:
Foreign currency forward contracts	—	287	—	287
Cross-currency swap contracts	—	54	—	54
Total assets	$4,815	$471	$335	$5,621

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$76	$—	$76
Cross-currency swap contracts	—	541	—	541
Interest rate swap contracts	—	776	—	776
Forward interest rate contracts	—	5	—	5
Contingent consideration obligations	—	—	270	270
Total liabilities	$—	$1,398	$270	$1,668

Interest-bearing and equity securities
The fair values of our U.S. Treasury securities, money market mutual funds and equity investments in publicly traded securities, including our equity investment in BeiGene as of March 31, 2023, are based on quoted market prices in active markets, with no valuation adjustment. Other investments consist of interest-bearing deposits that are valued at amortized cost, which approximates fair value given their near term maturity. The fair value of equity securities without readily determinable fair values is initially valued at the transaction price and subsequently valued based on a combination of observable price transactions when available, market performance and publicly available market information for similar companies that have actively traded equity securities. See Note 7, Investments—Neumora Therapeutics, Inc.
As of the first quarter of 2023, we no longer account for our equity investment in BeiGene under the equity method of accounting. As of December 31, 2022, the fair value and carrying value were $4.2 billion and $2.2 billion, respectively. The fair value of our investment in BeiGene was estimated by using Level 1 inputs. See Note 7, Investments—BeiGene, Ltd.
Derivatives
All of our foreign currency forward contracts, cross-currency swap contracts and interest rate swap contracts are with counterparties that have minimum credit ratings of A– or equivalent by S&P, Moody’s or Fitch. We estimate the fair values of these contracts by taking into consideration valuations obtained from a third-party valuation service that uses an income-based industry-standard valuation model for which all significant inputs are observable either directly or indirectly. These inputs, as applicable, include foreign currency exchange rates, LIBOR, swap rates, obligor credit default swap rates and cross-currency basis swap spreads. Certain inputs, when applicable, are at commonly quoted intervals. See Note 13, Derivative instruments.

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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended March 31,
	2023	2022
Beginning balance	$270	$342
Payments	(2)	(2)
Net changes in valuations	5	(10)
Ending balance	$273	$330
As of March 31, 2023 and December 31, 2022, our contingent consideration obligations are primarily the result of our acquisition of Teneobio, Inc., in October 2021, which obligates us to pay the former shareholders up to $1.6 billion upon achieving separate development and regulatory milestones with regard to various R&D programs.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of March 31, 2023 and December 31, 2022, the aggregate fair values of our borrowings were $59.8 billion and $35.0 billion, respectively, and the carrying values were $61.6 billion and $38.9 billion, respectively.
During the three months ended March 31, 2023 and 2022, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
Cash flow hedges
We are exposed to possible changes in the values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates primarily associated with our euro-denominated international product sales. The foreign currency exchange rate fluctuation exposure associated with cash inflows from our international product sales is partially offset by corresponding cash outflows from our international operating expenses. To further reduce our exposure, we enter into foreign currency forward contracts to hedge a portion of our projected international product sales up to a maximum of three years into the future; and at any given point in time, a higher percentage of nearer-term projected product sales is being hedged than in successive periods.
As of March 31, 2023 and December 31, 2022, we had outstanding foreign currency forward contracts with aggregate notional amounts of $6.1 billion and $6.0 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of March 31, 2023, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the three months ended March 31, 2023, and amounts expected to be recognized during the subsequent 12 months, are not material.

Gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2023	2022
Foreign currency forward contracts	$—	$78
Cross-currency swap contracts	(40)	(22)
Forward interest rate contracts	(31)	—
Total unrealized (losses) gains	$(71)	$56
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate LIBOR-based coupons over the terms of the related hedge contracts. As of March 31, 2023 and December 31, 2022, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion that hedge certain portions of our long-term debt issuances.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Current portion of long-term debt	$82	$82	$82	$82
Long-term debt	$6,112	$6,017	$(425)	$(519)
____________
(1)     Current portion of long-term debt includes $82 million of carrying value with discontinued hedging relationships as of both March 31, 2023 and December 31, 2022. Long-term debt includes $337 million and $357 million of carrying value with discontinued hedging relationships as of March 31, 2023 and December 31, 2022, respectively.
(2)    Current portion of long-term debt includes $82 million of hedging adjustments on discontinued hedging relationships as of both March 31, 2023 and December 31, 2022. Long-term debt includes $237 million and $257 million of hedging adjustments on discontinued hedging relationships as of March 31, 2023 and December 31, 2022, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended March 31, 2023
	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,846	$2,064	$(543)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$52	$—	$—
Cross-currency swap contracts	$—	$(22)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(88)
Derivatives designated as hedging instruments	$—	$—	$114

	Three months ended March 31, 2022
	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$5,731	$(530)	$(295)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$27	$—	$—
Cross-currency swap contracts	$—	$(78)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$337
Derivatives designated as hedging instruments	$—	$—	$(315)
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2023, we expected to reclassify $97 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of March 31, 2023 and December 31, 2022, the total notional amounts of these foreign currency forward contracts were $582 million and $517 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three months ended March 31, 2023 and 2022.
Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2023	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$252	Accrued liabilities/ Other noncurrent liabilities	$73
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	517
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	662
Forward interest rate contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		252		1,252
Total derivatives		$252		$1,252

	Derivative assets		Derivative liabilities
December 31, 2022	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$287	Accrued liabilities/ Other noncurrent liabilities	$76
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	54	Accrued liabilities/ Other noncurrent liabilities	541
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	776
Forward interest rate contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	5
Total derivatives designated as hedging instruments		341		1,398
Total derivatives		$341		$1,398
For additional information, see Note 12, Fair value measurement.

Our derivative contracts that were in liability positions as of March 31, 2023, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change-in-control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change-in-control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash provided by (used in) financing activities.

14. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; and in Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below:
ANDA Patent Litigation
Otezla ANDA Patent Litigation
Amgen Inc. v. Sandoz Inc., et al.
On April 19, 2023, the U.S. Court of Appeals for the Federal Circuit affirmed the permanent injunction entered by the U.S. District Court for the District of New Jersey prohibiting Sandoz and Zydus Pharmaceuticals (USA) Inc. from making, using, selling, offering to sell, or importing each of the generic versions of Otezla until February 2028.
Repatha Patent Litigation
Amgen Inc., et al. v. Sanofi, et al.
Oral argument before the U.S. Supreme Court took place on March 27, 2023.

Patent Disputes in the International Region
In Amgen’s counterclaim litigation alleging that PRALUENT® infringes Amgen’s European Patent No. 2,641,917 (the ’917 Patent), on February 27, 2023, Amgen filed a notice of appeal of the European Patent Office’s Opposition Division order invalidating the claims of the ’917 Patent.
On March 13, 2023, Amgen appealed to the Japanese Supreme Court the High Court’s decision that Amgen’s Japanese patent claims relating to PCSK9 were invalid for lacking adequate support. On April 24, 2023, Amgen filed its Grounds for Acceptance of Appeal and Grounds for Appeal with the Japanese Supreme Court.
ABP 654 (ustekinumab) Patent Litigation
Janssen Biotech, Inc. v. Amgen Inc.
On February 21, 2023, Janssen filed a first amended complaint adding, among other things, a request for declaratory judgment that four additional patents, together with the two patents it previously asserted, would be infringed by Amgen’s submission of an application for FDA licensure of ABP 654, Amgen’s biosimilar version of Janssen’s STELARA® (ustekinumab). On March 5, 2023, Janssen filed a motion for preliminary injunction based on the alleged infringement of the two patents it had originally asserted, specifically U.S. Patent Nos. 9,217,168 and 9,475,858, seeking to enjoin Amgen from manufacturing or using in commercial quantities, offering to sell, or selling within the United States, or importing for commercial purposes into the United States, ABP 654. On March 23, 2023, the District Court Judge issued a scheduling order for this preliminary injunction proceedings, setting such hearing for August 4, 2023.
Janssen Biotech Inc. v. Amgen Technology (Ireland) Unlimited Company
On March 22, 2023, Janssen initiated an action in the Irish High Court alleging infringement of Irish Supplementary Protection Certificate No. 2009/015, indicating intent to seek an interlocutory injunction restraining ABP 654 manufacturing activities in Ireland. The trial date for preliminary Supplementary Protection Certificate issues, potentially followed by a hearing with respect to interlocutory injunction, has been set to begin on July 4, 2023.
Antitrust Actions
Sensipar Antitrust Class Actions
On February 16, 2023, the U.S. District Court for the District of Delaware (the Delaware District Court) denied Amgen’s motion for interlocutory appeal. On March 2, 2023, Amgen filed a motion for reargument, which the Delaware District Court denied while also certifying a question regarding whether the current judge has the authority to certify a question decided by a predecessor judge. On April 17, 2023, Amgen filed a petition with the U.S. Court of Appeals for the Third Circuit, seeking a grant of our request for interlocutory appeal of the certified question as well as the Delaware District Court’s denial of our motion to dismiss the reverse payment claim. Amgen’s response to the class action complaints are due 30 days after resolution or denial of the interlocutory appeal.
Regeneron Pharmaceuticals, Inc. Antitrust Action
On February 10, 2023, the Delaware District Court denied Amgen’s motion to stay this action but left open the possibility of Amgen re-raising the motion if the U.S. Supreme Court rules in Amgen’s favor in its patent infringement cases against Sanofi and Regeneron Pharmaceuticals, Inc. On March 21, 2023, the Delaware District Court denied Amgen’s motion to dismiss the complaint.
U.S. Tax Litigation
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 5, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.

Securities Class Action Litigation
On March 13, 2023, Roofers Local No. 149 Pension Fund filed a purported class action against Amgen, Robert Bradway and Peter Griffith. The action was brought on behalf of an alleged class of Amgen shareholders who owned stock between July 29, 2020 and April 27, 2022 (the alleged class period). Plaintiffs allege that the defendants made a series of materially false and misleading statements and omissions during the alleged class period regarding the failure to timely disclose the potential tax liability claimed by the IRS. Plaintiffs further allege that they and other purported class members suffered losses and damages resulting from declines in the market value of Amgen’s common stock after the potential tax liability claimed by the IRS was disclosed. On April 4, 2023, the U.S. District Court for the Southern District of New York entered an order setting May 12, 2023 as the deadline for filing motions for appointment of lead counsel.
ChemoCentryx, Inc. Securities Class Action Litigation
In May 2022, ChemoCentryx, which was acquired by Amgen in October 2022 and is now a subsidiary of Amgen, filed a motion to dismiss the shareholder class action claims. On February 23, 2023, the U.S. District Court for the Northern District of California (Northern District Court of California) substantially denied ChemoCentryx’s motion to dismiss the matter in its entirety, while granting the motion to dismiss with respect to certain allegations of the plaintiffs. On April 4, 2023, the parties submitted a case management statement to the Northern District Court of California, and on April 10, 2023, the Northern District Court of California entered an order setting dates for amendment of pleadings and briefing on class certification. On April 27, 2023, ChemoCentryx submitted its answer to the complaint.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, collaborations and effects of pandemics. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview
Amgen is a biotechnology company committed to unlocking the potential of biology for patients suffering from serious illnesses. A biotechnology pioneer since 1980, Amgen has grown to be one of the world’s leading independent biotechnology companies, has reached millions of patients around the world and is developing a pipeline of medicines with breakaway potential.
Our principal products are Prolia, ENBREL, XGEVA, Otezla, Repatha, Nplate, KYPROLIS, Aranesp and EVENITY. We also market a number of other products, including Neulasta, Vectibix, MVASI, BLINCYTO, AMJEVITA/AMGEVITA, TEZSPIRE, Parsabiv, LUMAKRAS/LUMYKRAS, Aimovig, EPOGEN, KANJINTI and TAVNEOS.
Macroeconomic challenges, including effects from the COVID-19 pandemic
Uncertain macroeconomic conditions, including higher inflation, rising interest rates and instability in the financial system, geopolitical conflicts and rising healthcare costs continue to pose challenges to our business. As a result of public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, including net price declines. Moreover, legislation enacted to reduce healthcare expenditures, including provisions of the IRA, have affected, and are likely to continue to affect, our business. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Since the onset of the pandemic in 2020, we have been closely monitoring the pandemic’s effects on our global operations. To date, we have been able to effectively serve physicians and patients as we have avoided disruptions to delivery and shortages of our supply of medicines. With regard to our clinical trial activities, we are continuously monitoring COVID-19 infection rates, including changes from new variants; we are working to mitigate effects on future study enrollment in our clinical trials; and we are evaluating the impact in all relevant countries. We remain focused on supporting our active clinical sites in their providing care for patients and in our providing investigational drug supply. Given the evolution of COVID-19 since its onset, including the proliferation of variants, we cannot predict the impact of future virus surges on our business and will continue to closely monitor the impact of COVID-19 on our business and on the healthcare sector more generally.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. For additional developments or for a more comprehensive discussion of certain developments discussed below, see our Annual Report on Form 10-K for the year ended December 31, 2022.
Proposed acquisition of Horizon Therapeutics plc
The Irish High Court set a court hearing date of May 22, 2023, to consider the application to sanction our proposed acquisition of Horizon. The Irish High Court will be informed in advance if the hearing date needs to be adjourned to a later date as a result of a condition to closing, including required regulatory clearances, not having been satisfied by the scheduled hearing date.
In connection with our proposed acquisition of Horizon, in March 2023 we issued $24.0 billion of senior notes and subsequently terminated our bridge credit agreement.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended March 31,
	2023	2022	Change
Product sales
U.S.	$3,975	$4,037	(2)%
ROW	1,871	1,694	10%
Total product sales	5,846	5,731	2%
Other revenues	259	507	(49)%
Total revenues	$6,105	$6,238	(2)%
Operating expenses	$4,184	$3,738	12%
Operating income	$1,921	$2,500	(23)%
Net income	$2,841	$1,476	92%
Diluted EPS	$5.28	$2.68	97%
Diluted shares	538	551	(2)%
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
Total product sales increased for the three months ended March 31, 2023, driven by volume growth for certain brands, including Nplate, Repatha, EVENITY, TEZSPIRE, Prolia, BLINCYTO and KYPROLIS, partially offset by declines in net selling prices of certain products, including ENBREL, Neulasta and MVASI, unfavorable changes to estimated sales deductions, higher inventory drawdowns compared to the prior year and unfavorable changes to foreign currency exchange rates. For the remainder of 2023, we expect that net selling price will continue to decline year-over-year at a portfolio level, driven by increased competition.
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
Our product sales have been affected by reduced demand as a result of the COVID-19 pandemic. In general, the dynamics of the pandemic were most significant on our product sales in the early months of the pandemic. Further, the cumulative decrease in diagnoses over the course of the pandemic suppressed the volume of new patients starting treatment, which continues to impact the business. Given the unpredictable nature of the pandemic, there could be future intermittent disruptions in physician–patient interactions, and as a result, we may again experience quarter-to-quarter variability. In addition, other disruptions, including changes in the healthcare ecosystem, uncertain macroeconomic conditions and geopolitical conflicts, have the potential to introduce variability into product sales. For example, growth in numbers of Medicaid enrollees and uninsured individuals, provisions of the IRA and actions by governments and other entities to curb high inflation may have a negative impact on product sales. See Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.
Other revenues decreased for the three months ended March 31, 2023, due to lower revenue from our COVID-19 manufacturing collaboration.
Operating expenses increased for the three months ended March 31, 2023, primarily due to expenses related to our restructuring plan, higher research and development spend, changes in our product mix and higher amortization expense from acquisition-related assets. See Note 2, Restructuring, to the condensed consolidated financial statements.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Prolia	$927	$852	9%
ENBREL	579	862	(33)%
XGEVA	536	502	7%
Otezla	392	451	(13)%
Repatha	388	329	18%
Nplate	362	266	36%
KYPROLIS	358	287	25%
Aranesp	355	358	(1)%
EVENITY	254	170	49%
Other products(1)	1,695	1,654	2%
Total product sales	$5,846	$5,731	2%
____________
(1)    Consists of product sales of our non-principal products, as well as our Bergamo and Gensenta subsidiaries.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2022: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales.

Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Prolia — U.S.	$623	$582	7%
Prolia — ROW	304	270	13%
Total Prolia	$927	$852	9%
The increase in global Prolia sales for the three months ended March 31, 2023, was driven by volume growth.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
ENBREL — U.S.	$564	$843	(33)%
ENBREL — Canada	15	19	(21)%
Total ENBREL	$579	$862	(33)%
The decrease in ENBREL sales for the three months ended March 31, 2023, was driven by lower net selling price and inventory and unfavorable changes to estimated sales deductions. ENBREL followed the historical pattern of lower first quarter sales relative to the remainder of the year due to the impact of benefit plan changes, insurance reverifications and increased co-pay expenses as U.S. patients worked through deductibles. For the remainder of 2023, we expect reduced year-over-year declines in net selling price.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
XGEVA — U.S.	$384	$368	4%
XGEVA — ROW	152	134	13%
Total XGEVA	$536	$502	7%
The increase in global XGEVA sales for the three months ended March 31, 2023, was driven by higher net selling price and volume growth.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Otezla — U.S.	$294	$350	(16)%
Otezla — ROW	98	101	(3)%
Total Otezla	$392	$451	(13)%
The decrease in global Otezla sales for the three months ended March 31, 2023, was driven by lower inventory and net selling price, partially offset by volume growth. Otezla followed the historical pattern of lower first quarter sales relative to the remainder of the year due to the impact of benefit plan changes, insurance reverifications and increased co-pay expenses as U.S. patients worked through deductibles.

For a discussion of litigation related to Otezla, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 14, Contingencies and commitments, to the condensed consolidated financial statements.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Repatha — U.S.	$197	$165	19%
Repatha — ROW	191	164	16%
Total Repatha	$388	$329	18%
The increase in global Repatha sales for the three months ended March 31, 2023, was driven by volume growth, partially offset by lower net selling price.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, and Note 14, Contingencies and commitments, to the condensed consolidated financial statements.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Nplate — U.S.	$246	$156	58%
Nplate — ROW	116	110	5%
Total Nplate	$362	$266	36%
The increase in global Nplate sales for the three months ended March 31, 2023, was driven by volume growth. Nplate sales for the first quarter of 2023 included an $82 million order from the U.S. government.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
KYPROLIS — U.S.	$234	$196	19%
KYPROLIS — ROW	124	91	36%
Total KYPROLIS	$358	$287	25%
The increase in global KYPROLIS sales for the three months ended March 31, 2023, was driven by volume growth and higher net selling price.
The FDA has reported that it has granted tentative or final approval of ANDAs for generic carfilzomib products filed by a number of companies. The date of approval of those ANDAs for generic carfilzomib products is governed by the Hatch–Waxman Act and any applicable settlement agreements between us and certain companies that seek to develop generic carfilzomib products.

Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Aranesp — U.S.	$115	$137	(16)%
Aranesp — ROW	240	221	9%
Total Aranesp	$355	$358	(1)%
The decrease in global Aranesp sales for the three months ended March 31, 2023, was driven by lower net selling price and unfavorable changes to foreign currency exchange rates, partially offset by volume growth. ROW Aranesp sales for the three months ended March 31, 2023, were favorably impacted by the timing of orders in certain markets outside the United States. U.S. Aranesp sales for the three months ended March 31, 2023, were unfavorably impacted by independent and medium-sized dialysis organizations transitioning from Aranesp to EPOGEN.
We expect Aranesp to continue to face competition from EPOGEN and its biosimilars, which will impact net selling price and volume in the future.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
EVENITY — U.S.	$164	$110	49%
EVENITY — ROW	90	60	50%
Total EVENITY	$254	$170	49%
The increase in global EVENITY sales for the three months ended March 31, 2023, was primarily driven by volume growth across our markets.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Neulasta — U.S.	$211	$304	(31)%
Neulasta — ROW	38	44	(14)%
Vectibix — U.S.	111	85	31%
Vectibix— ROW	122	116	5%
MVASI — U.S.	121	168	(28)%
MVASI — ROW	81	76	7%
BLINCYTO — U.S.	126	79	59%
BLINCYTO — ROW	68	59	15%
AMJEVITA — U.S.	51	—	NM
AMGEVITA — ROW	113	108	5%
TEZSPIRE — U.S.	96	7	*
Parsabiv — U.S.	58	57	2%
Parsabiv — ROW	33	29	14%
LUMAKRAS — U.S.	48	48	—%
LUMYKRAS — ROW	26	14	86%
Aimovig — U.S.	64	98	(35)%
Aimovig — ROW	5	3	67%
EPOGEN — U.S.	60	120	(50)%
KANJINTI — U.S.	33	80	(59)%
KANJINTI — ROW	14	16	(13)%
TAVNEOS — U.S.	23	—	NM
Other — U.S.(1)	152	84	81%
Other — ROW(1)	41	59	(31)%
Total other products	$1,695	$1,654	2%
Total U.S. — other products	$1,154	$1,130	2%
Total ROW — other products	541	524	3%
Total other products	$1,695	$1,654	2%
NM = not meaningful
* Change in excess of 100%
____________
(1)    Consists of Corlanor, AVSOLA, NEUPOGEN, RIABNI, IMLYGIC and Sensipar/Mimpara as well as sales by our Bergamo and Gensenta subsidiaries.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022	Change
Operating expenses:
Cost of sales	$1,720	$1,561	10%
% of product sales	29.4%	27.2%
% of total revenues	28.2%	25.0%
Research and development	$1,058	$959	10%
% of product sales	18.1%	16.7%
% of total revenues	17.3%	15.4%
Selling, general and administrative	$1,258	$1,228	2%
% of product sales	21.5%	21.4%
% of total revenues	20.6%	19.7%
Other	$148	$(10)	*
Total operating expenses	$4,184	$3,738	12%
* Change in excess of 100%
Cost of sales
Cost of sales increased to 28.2% of total revenues for the three months ended March 31, 2023, primarily driven by higher amortization expense from acquisition-related assets, changes in our product mix, expenses related to our restructuring plan and higher profit share expense.
Research and development
The increase in R&D expense for the three months ended March 31, 2023, was primarily driven by higher spend in late-stage development, research and early pipeline programs, and marketed product support.
Selling, general and administrative
The increase in SG&A expense for the three months ended March 31, 2023, was primarily driven by higher general and administrative expenses, including acquisition-related expenses.
Other
Other operating expenses for the three months ended March 31, 2023, consisted primarily of expenses related to our restructuring plan. See Note 2, Restructuring, to the condensed consolidated financial statements. Other operating expenses for the three months ended March 31, 2022, consisted primarily of an IPR&D asset adjustment.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2023	2022
Interest expense, net	$(543)	$(295)
Other income (expense), net	$2,064	$(530)
Provision for income taxes	$601	$199
Effective tax rate	17.5%	11.9%
Interest expense, net
The increase in Interest expense, net, for the three months ended March 31, 2023, was primarily due to higher overall debt outstanding and higher LIBORs on debt for which we effectively pay a variable rate of interest through the use of interest rate swaps.
Other income (expense), net
The increase in Other income (expense), net, for the three months ended March 31, 2023, was primarily due to the gain recognized from the change in method of accounting for our investment in BeiGene from the equity method to recording the investment at fair value, with changes in fair value recognized in earnings. In addition, we recognized gains on our other strategic equity investments in the current year period compared with losses in the prior year. See Note 7, Investments, to the condensed consolidated financial statements.

Income taxes
The increase in our effective tax rate for the three months ended March 31, 2023, was primarily due to the new Puerto Rico income tax beginning in 2023 and an increase in interest expense on tax reserves.
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
The U.S. Treasury released final foreign tax credit regulations in December 2021 that eliminated U.S. creditability of the Puerto Rico Excise Tax beginning in 2023. In response, on June 30, 2022, the U.S. territory of Puerto Rico enacted Act 52-2022, which provides for an alternative income tax rate on industrial development income that the U.S. Treasury confirmed will be creditable under federal law. As part of this new law, eligible businesses will be subject to incremental income and withholding taxes in lieu of payment of the Puerto Rico Excise Tax. In order to qualify for the alternative income tax, our current tax grant with the Puerto Rico government was amended in December 2022. We qualified for this alternative income tax, beginning January 1, 2023, and our tax expense increased. See Note 5, Income taxes, to the condensed consolidated financial statements.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in U.S. Tax Court on December 19, 2022. On February 10, 2023, the U.S. Tax Court entered an order setting a trial date of November 4, 2024.
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
See our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A, Risk Factors—The adoption and interpretation of new tax legislation or exposure to additional tax liabilities could affect our profitability, and Note 5, Income taxes, to the condensed consolidated financial statements in this filing for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	March 31, 2023	December 31, 2022
Cash, cash equivalents and marketable securities	$31,561	$9,305
Total assets	$88,720	$65,121
Current portion of long-term debt	$834	$1,591
Long-term debt	$60,761	$37,354
Stockholders’ equity	$5,348	$3,661
Cash, cash equivalents and marketable securities
Our balance of cash, cash equivalents and marketable securities was $31.6 billion as of March 31, 2023, of which $27.8 billion is anticipated to be used for the proposed acquisition of Horizon. See Note 3, Acquisitions and divestitures, to the condensed consolidated financial statements. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
Capital allocation
Consistent with the objective to optimize our capital structure, we deploy our accumulated cash balances in a strategic manner and consider a number of alternatives, including investments in innovation both internally and externally, strategic transactions (including those that expand our portfolio of products in areas of therapeutic interest), repayment of debt, payment of dividends and stock repurchases.
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
In December 2022, the Board of Directors declared a quarterly cash dividend of $2.13 per share of common stock for the first quarter of 2023, an increase of 10% for this period, which was paid in March 2023. In March 2023, the Board of Directors declared a quarterly cash dividend of $2.13 per share of common stock to be paid in June 2023.
During the three months ended March 31, 2023, we did not repurchase any of our common stock. As of March 31, 2023, $7.0 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of March 31, 2023 and December 31, 2022. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our continuing profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, our plans to pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Financing arrangements
In February 2023, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depositary shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2026.
During the three months ended March 31, 2023, in connection with the proposed acquisition of Horizon, we issued $24.0 billion of debt composed of eight series of notes. If the proposed acquisition of Horizon does not occur by a specified date, or at all, we will be required to redeem all but one of the series of notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest. In connection with the issue of these notes, we elected to terminate all remaining commitments under the bridge credit agreement we entered into in December 2022. See Note 10, Financing arrangements, to the condensed consolidated financial statements.
During the three months ended March 31, 2023, we amended and restated our syndicated, unsecured, revolving credit agreement under which we may borrow up to $4.0 billion (increased from $2.5 billion prior to the amendment) for general corporate purposes, including as a liquidity backstop for our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $1.25 billion with the agreement of the banks (increased from $750 million prior to the amendment). Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) SOFR plus 1.01% or (ii) the highest of (A) the administrative agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month SOFR plus 1.1%. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under this facility.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement includes a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) consolidated interest expense, each as defined and described in the credit agreement. We were in compliance with all applicable covenants under these arrangements as of March 31, 2023.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$1,064	$2,164
Net cash provided by (used in) investing activities	$1,358	$(111)
Net cash provided by (used in) financing activities	$21,509	$(3,514)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2023, decreased primarily due to lower net income after adjustments for noncash items, as well as the impact of working capital items due to the timing of payments for sales incentives and discounts, partially offset by higher inventory build in the prior year.
Investing
Cash provided by investing activities during the three months ended March 31, 2023, was primarily due to net cash inflows related to marketable securities activity of $1.7 billion, partially offset by capital expenditures of $344 million, including construction costs of new plants in North Carolina and Ohio. Cash used in investing activities during the three months ended March 31, 2022, was primarily due to $190 million of capital expenditures, partially offset by proceeds from sales of property, plant and equipment. We currently estimate 2023 spending on capital projects to be approximately $925 million.
Financing
Cash provided by financing activities during the three months ended March 31, 2023, was primarily due to proceeds from the issuance of debt of $23.8 billion, partially offset by the payment of dividends of $1.1 billion as well as the repayment and extinguishment of debt of $1.1 billion. Cash used in financing activities during the three months ended March 31, 2022, was primarily due to payments to repurchase our common stock of $6.4 billion, including amounts paid under the accelerated stock repurchase agreements, and the payment of dividends of $1.1 billion, partially offset by proceeds from the issuance of debt of $4.0 billion. See Note 10, Financing arrangements, and Note 11, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022, and is incorporated herein by reference. There were no material changes during the three months ended March 31, 2023, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2022.
During the three months ended March 31, 2023, our outstanding debt increased by $22.7 billion, primarily due to the issuance of $24.0 billion of debt in connection with the proposed acquisition of Horizon. As of March 31, 2023, we had outstanding debt with a carrying value of $61.6 billion and a fair value of $59.8 billion. As of December 31, 2022, we had outstanding debt with a carrying value of $38.9 billion and a fair value of $35.0 billion. Our debt pays interest at fixed rates, and therefore changes in interest rates do not affect interest expense on our outstanding debt. Changes in interest rates would, however, affect the fair values of fixed-rate debt. A hypothetical 100 basis point decrease in interest rates relative to interest rates as of March 31, 2023 and December 31, 2022, would have resulted in an increase of $5.7 billion and $3.5 billion, respectively, in the aggregate fair value of our outstanding debt on these dates. The analysis does not consider the impact that hypothetical changes in interest rates would have on related interest rate swap contracts and cross-currency swap contracts.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Management determined that as of March 31, 2023, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 14, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2023, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Note 19, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended December 31, 2022, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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
—Changing U.S. federal coverage and reimbursement policies and practices have affected and are likely to continue to affect access to, pricing of and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2022. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. For example, in 2022, the IRA was enacted and includes provisions requiring that: (1) beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that by 2031 approximately 100 drugs could be subject to such set prices); (2) starting in 2024, Medicare Part D be redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on certain drugs); and (3) beginning October 1, 2022, manufacturers will owe rebates on drugs reimbursed under Medicare Part D if price increases outpace inflation, and beginning January 1, 2023, will owe rebates on drugs reimbursed under Medicare Part B if price increases outpace inflation. The IRA’s drug pricing controls and Medicare redesign is likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for mandatory price setting and the timing of market entry of generic or biosimilar competition. Further, following the passage of the IRA, the environment remains dynamic, and in February 2023, the HHS selected new healthcare payment and delivery models for testing, in response to an October 2022 Executive Order on Lowering Prescription Drug Costs for Americans, including the Accelerating Clinical Evidence Model, which could introduce new payment methods that reduce reimbursement for drugs approved under accelerated approval. That Executive Order followed a 2021 Executive Order designed to increase competition in the healthcare sector, including by calling for the FDA to develop prescription drug importation programs and the FTC to apply greater scrutiny of anticompetitive activity and responses to which include actions from the HHS (which released a report with drug pricing proposals that seek to promote competition) and from the U.S. Patent and Trademark Office (which has taken steps to strengthen coordination with the FDA to address impediments to generic drug and biosimilar competition). Other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. In September 2021, HHS released a plan to address drug pricing that included potential future mandatory models that link payment for prescription drugs and biologics to certain factors, including the overall cost of care. In March 2023, the Administration released its budget plan for fiscal year 2024 that included proposals to expand the number of drugs subject to mandatory price setting under Medicare, imposing such price setting activity earlier, and extending to commercial health insurance the requirement that drug manufacturers pay rebates if price increases outpace inflation. While the Administration’s budget plan remains subject to Congressional review and implementation, this expansion of drug pricing controls and Medicare redesigns introduced by the IRA through this budget proposal demonstrates that this area continues to be a focus of the Administration.
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
—Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to and have affected and may continue to affect sales of our products
At the state level, government actions or ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, drug importation programs and other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases. For example, a California law requires biopharmaceutical manufacturers to notify health insurers and government health plans at least 60 days before scheduled prescription drug price increases that exceed certain thresholds. Similar laws exist in Oregon and Washington. Additional proposals directed at Medicaid seek to penalize manufacturers for pricing drugs above a certain threshold or limit spending on biopharmaceutical products. States are also seeking to change the way they pay for drugs for patients covered by state programs. New York has established a Medicaid drug spending cap, and Massachusetts implemented a new review and supplemental rebate negotiation process. Six states (Colorado, Maine, New Hampshire, Maryland, Oregon and Washington) have enacted laws that establish Prescription Drug Affordability Boards (PDABs) to study drug prices and identify drugs that pose affordability challenges, and in three states (Colorado, Maryland and Washington) include authority for the state PDAB to set upper payment limits on certain drugs in state regulated plans. Following the passage of the IRA, legislators in Nevada and Minnesota have proposed laws that would apply the drug price caps set by HHS for Medicare to drug prices statewide, including commercial health insurance. Other states may consider implementing similar policies and laws. Additionally, Colorado, Florida, Maine, New Hampshire, New Mexico and Vermont have enacted laws, and several other states have proposed bills, to implement importation of drugs from Canada. The FDA has met with representatives from Colorado, Florida, Maine and New Mexico to discuss those states’ proposed importation programs, and the FDA may be working towards approving such plans. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.
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
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2023, the top five integrated health plans and PBMs controlled about 92% of all pharmacy prescriptions. This high degree of consolidation among insurers and PBMs and other payers, including through integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs), each have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, on June 7, 2022, the FTC launched an inquiry into the business practices of PBMs, and the results of such inquiry could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and consolidation of private payers may negatively affect our business.
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
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2022. Pressures to decrease drug expenditures may further intensify as the COVID-19 pandemic has strained government budgets and as economic conditions continue to worsen in certain regions, including in Europe where high inflation and the energy crisis relating to the Russia–Ukraine conflict are challenging the economies in that region.

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
We seek innovation through significant investment in both internal R&D and external transactions, including collaborations, partnerships, alliances, licenses, joint ventures, mergers and acquisitions (collectively, acquisition activity). Acquisition activities may be subject to regulatory approvals or other requirements that are not within our control. There can be no assurance that such regulatory or other approvals will be obtained or that all closing conditions required in connection with our acquisition activities will be satisfied or waived, which could result in us being unable to complete the planned acquisition activities. For example, with respect to our proposed acquisition of Horizon, the Company and Horizon each received a request for additional information and documentary materials from the FTC, and the FTC could make similar further requests in connection with its review of the proposed acquisition. In addition, antitrust scrutiny by regulatory agencies and changes to regulatory approval process in the U.S. and foreign jurisdictions may cause approvals to take longer than anticipated to obtain, not be obtained at all, or contain burdensome conditions, which may jeopardize, delay or reduce the anticipated benefits of acquisitions to us and could impede the execution of our business strategy.
Acquisition activities are complex, time consuming and expensive and may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our company, which may divert our management’s attention from other business issues and opportunities and restrict the full realization of the anticipated benefits of such transactions within the expected timeframe or at all. We may pay substantial amounts of cash, incur debt or issue equity securities to pay for acquisition activities, which could adversely affect our liquidity or result in dilution to our stockholders, respectively. For example, the funds received from our $24 billion of senior notes issued on March 2, 2023, together with our $4 billion term loan facility, are expected to be among our primary sources of payment for the proposed acquisition of Horizon. Further, failures or difficulties in integrating or retaining new personnel or in integrating the operations of the businesses, products or assets we acquire (including related technology, commercial operations, compliance programs, manufacturing, distribution and general business operations and procedures and ESG activities) may affect our ability to realize the benefits of the transaction and grow our business and may result in us incurring asset impairment or restructuring charges. These and other challenges may arise in connection with our acquisitions of Otezla, Five Prime Therapeutics, Inc., Teneobio, Inc., ChemoCentryx, Horizon and/or our collaborations with BeiGene and Kyowa Kirin Co., Ltd., or with other acquisition activities, which could have a material adverse effect on our business, results of operations and stock price.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, which was followed by high rates of inflation and actions taken by financial regulators to raise interest rates. Recent instability in the financial system and tighter lending standards are likely to generate additional stress and vulnerabilities in the global economy. These conditions have cumulatively led to regional and/or global macroeconomic challenges, the effects of which may be of an extended duration. Further, acute rising energy costs may further adversely affect productivity and economic conditions, particularly in Europe. The availability of governmental monetary and fiscal tools to address the financial crisis may also be limited as a result of political divisions in Congress, including any impasse on raising the debt ceiling which could result in a government shutdown. Additionally, with higher interest rates, governments may be unable to sustain their previously high levels of fiscal spending and deficits. Consequently, these and other financial pressures have caused, and may continue to cause, government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The current inflationary environment related to increased aggregate demand, supply chain constraints and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Economic conditions may also adversely affect the ability of our distributors, customers and suppliers to obtain the liquidity required to buy inventory or raw materials and to perform their obligations under agreements with us, which could disrupt our operations. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein.
We maintain a significant portfolio of investments disclosed as cash equivalents and marketable securities on our consolidated balance sheets. The global spread of COVID-19, and more recently, interest rate increases, have also led to disruption and volatility in the global capital markets. We have certain assets, including equity investments, that are exposed to market fluctuations that could, in a sustained or recurrent series of market disruptions, result in impairments. The value of our investments may also be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments. We also maintain a majority of our cash and cash equivalents in accounts with major multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can adversely affect the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Inability to access, or a delay in accessing these funds, could adversely affect our business and financial position.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2023, we had one outstanding stock repurchase program, under which the repurchase activity was as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program(1)
January 1 - 31	—		—	$6,979,263,848
February 1 - 28	—		—	$6,979,263,848
March 1 - 31	—		—	$6,979,263,848
Total	—		—
___________
(1)    In October 2022, the Board of Directors increased the amount authorized under the repurchase program by an additional $2.4 billion.

Item 6.	EXHIBITS
Reference is made to the Index to Exhibits included herein.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated August 25, 2019, by and between Amgen Inc. and Celgene Corporation. (Filed as an exhibit to Form 8-K on August 26, 2019 and incorporated herein by reference.)

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

4.24
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

4.27
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

4.32
Description of Amgen Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed as an exhibit to Form 10-K for the year ended December 31, 2022 on February 9, 2023 and incorporated herein by reference.)

4.33
Officer’s Certificate of the Company, dated as of March 2, 2023, including forms of the Company’s 5.250% Senior Notes due 2025, 5.507% Senior Notes due 2026, 5.150% Senior Notes due 2028, 5.250% Senior Notes due 2030, 5.250% Senior Notes due 2033, 5.600% Senior Notes due 2043, 5.650% Senior Notes due 2053 and 5.750% Senior Notes due 2063. (Filed as an exhibit to Form 8-K on March 2, 2023 and incorporated herein by reference.)

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

10.4+
Form of Grant of Stock Option Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 12, 2022.)(Filed as an exhibit to Form 10-K for the year ended December 31, 2022 on February 9, 2023 and incorporated herein by reference.)

10.5+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 12, 2022.)(Filed as an exhibit to Form 10-K for the year ended December 31, 2022 on February 9, 2023 and incorporated herein by reference.)

10.6+
Amgen Inc. 2009 Performance Award Program. (As Amended on December 12, 2017.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2017 on February 13, 2018 and incorporated herein by reference.)

10.7+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Reinstated on December 12, 2022.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2022 on February 9, 2023 and incorporated herein by reference.)

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

10.11.4+
Fourth Amendment to the Amgen Inc. Supplemental Retirement Plan, effective October 20, 2022. (Filed as an exhibit to Form 10-K for the year ended December 31, 2022 on February 9, 2023 and incorporated herein by reference.)

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

10.17
Third Amended and Restated Credit Agreement, dated as of March 9, 2023, among Amgen Inc., the Banks therein named, Citibank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent. (Filed as an exhibit to Form 8-K on March 9, 2023 and incorporated herein by reference.)

10.18
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

10.18.1
Amendment No. 2 to Collaboration and License Agreement, effective November 14, 2016, between Amgen Inc. and Celltech R&D Limited (portions of the exhibit have been omitted pursuant to a request for confidential treatment). (Filed as an exhibit to Form 10-K for the year ended December 31, 2016 on February 14, 2017 and incorporated herein by reference.)

10.19
Letter Agreement, dated June 25, 2019, by and between Amgen Inc. and UCB Celltech (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2019 on July 31, 2019 and incorporated herein by reference.)

10.20
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

10.20.1
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

10.20.2*
Second Amendment to Collaboration Agreement, entered into as of February 26, 2023, by and between Amgen Inc. and BeiGene Switzerland GmbH, and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.21
Guarantee, dated as of October 31, 2019, made by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-K for the year ended December 31, 2019 on February 12, 2020 and incorporated herein by reference.)

10.22
Share Purchase Agreement, dated October 31, 2019, by and between Amgen Inc. and BeiGene, Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed). (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.22.1
Amendment No. 1 to Share Purchase Agreement, dated December 6, 2019, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Schedule 13D on January 8, 2020 and incorporated herein by reference.)

10.22.2
Restated Amendment No. 2 to Share Purchase Agreement, dated September 24, 2020, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2020 on October 29, 2020 and incorporated herein by reference.)

10.22.3
Amendment No. 3 to Share Purchase Agreement, dated January 30, 2023, by and among BeiGene, Ltd. and Amgen Inc. (Filed as an exhibit to Form 8-K on January 31, 2023 and incorporated herein by reference.)

10.23
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

10.23.1
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

10.23.2
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

Exhibit No.	Description
10.23.3
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

10.23.4
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

Amgen Inc.
(Registrant)

Date:	April 27, 2023	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)