Form 10-Q
period 2024-06-30
AMGEN INC
filed 2024-08-07
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☑
As of August 1, 2024, the registrant had 537,329,220 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
B-ALL	B-cell precursor acute lymphoblastic leukemia
BeiGene	BeiGene, Ltd.
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
COVID-19	coronavirus disease 2019
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
MD&A	management’s discussion and analysis
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of Treasury
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)(1)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BEKEMV	BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)(1)
Corlanor	Corlanor® (ivabradine)
DUEXIS	DUEXIS® (ibuprofen and famotidine)(1)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA	IMDELLTRA™ (tarlatamab-dlle)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)(1)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%(1)
PROCYSBI	PROCYSBI® (cysteamine bitartrate)(1)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)(1)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)(1)
RAYOS	RAYOS® (prednisone)(1)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)(1)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)(1)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA™/WEZENLA™ (ustekinumab-auub)
XGEVA	XGEVA® (denosumab)
____________
(1)    Products were acquired from our Horizon acquisition on October 6, 2023.
iii

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales	$8,041	$6,683	$15,159	$12,529
Other revenues	347	303	676	562
Total revenues	8,388	6,986	15,835	13,091

Operating expenses:
Cost of sales	3,236	1,813	6,436	3,533
Research and development	1,447	1,113	2,790	2,171
Selling, general and administrative	1,785	1,294	3,593	2,552
Other	11	82	116	230
Total operating expenses	6,479	4,302	12,935	8,486

Operating income	1,909	2,684	2,900	4,605

Other income (expense):
Interest expense, net	(808)	(752)	(1,632)	(1,295)
Other (expense) income, net	(307)	(318)	(542)	1,746

Income before income taxes	794	1,614	726	5,056

Provision for income taxes	48	235	93	836

Net income	$746	$1,379	$633	$4,220

Earnings per share:
Basic	$1.39	$2.58	$1.18	$7.90
Diluted	$1.38	$2.57	$1.17	$7.86

Shares used in calculation of earnings per share:
Basic	537	535	537	534
Diluted	541	537	541	537

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$746	$1,379	$633	$4,220
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Foreign currency translation	(15)	11	(39)	39
Cash flow hedges	51	(22)	177	(108)
Other	(1)	(1)	(4)	20
Other comprehensive income (loss), net of reclassification adjustments and taxes	35	(12)	134	(49)
Comprehensive income	$781	$1,367	$767	$4,171

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,301	$10,944
Trade receivables, net	6,934	7,268
Inventories	7,995	9,518
Other current assets	2,976	2,602
Total current assets	27,206	30,332

Property, plant and equipment, net	6,097	5,941
Intangible assets, net	30,172	32,641
Goodwill	18,616	18,629
Other noncurrent assets	8,816	9,611
Total assets	$90,907	$97,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,267	$1,590
Accrued liabilities	13,722	15,359
Current portion of long-term debt	5,528	1,443
Total current liabilities	21,517	18,392

Long-term debt	57,117	63,170
Long-term deferred tax liabilities	1,780	2,354
Long-term tax liabilities	2,205	4,680
Other noncurrent liabilities	2,363	2,326

Contingencies and commitments

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—537.2 shares in 2024 and 535.4 shares in 2023	33,204	33,070
Accumulated deficit	(27,124)	(26,549)
Accumulated other comprehensive loss	(155)	(289)
Total stockholders’ equity	5,925	6,232
Total liabilities and stockholders’ equity	$90,907	$97,154

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2023	535.4	$33,070	$(26,549)	$(289)	$6,232
Net loss	—	—	(113)	—	(113)
Other comprehensive income, net of taxes	—	—	—	99	99
Dividends declared on common stock ($2.25 per share)	—	—	(1,208)	—	(1,208)
Issuance of common stock in connection with the Company’s equity award programs	1.0	34	—	—	34
Stock-based compensation expense	—	103	—	—	103
Tax impact related to employee stock-based compensation expense	—	(125)	—	—	(125)
Balance as of March 31, 2024	536.4	33,082	(27,870)	(190)	5,022
Net income	—	—	746	—	746
Other comprehensive income, net of taxes	—	—	—	35	35
Issuance of common stock in connection with the Company’s equity award programs	0.8	65	—	—	65
Stock-based compensation expense	—	157	—	—	157
Tax impact related to employee stock-based compensation expense	—	(100)	—	—	(100)
Balance as of June 30, 2024	537.2	$33,204	$(27,124)	$(155)	$5,925

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$633	$4,220
Depreciation, amortization and other	2,799	1,796
Stock-based compensation expense	260	166
Deferred income taxes	(784)	(203)
Adjustments for equity method investments	(39)	(3)
Losses (gains) on equity securities	916	(1,169)
Other items, net	(67)	5
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	310	(240)
Inventories	1,528	(28)
Other assets	(339)	(69)
Accounts payable	666	(371)
Accrued income taxes, net	(1,311)	471
Long-term tax liabilities	(637)	196
Accrued liabilities	(361)	351
Accrued sales incentives and allowance	(393)	173
Other liabilities	(33)	(122)
Net cash provided by operating activities	3,148	5,173
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	1,125
Proceeds from maturities of marketable securities	—	550
Purchases of property, plant and equipment	(468)	(615)
Other	34	87
Net cash (used in) provided by investing activities	(434)	1,147
Cash flows from financing activities:
Net proceeds from issuance of debt	—	23,780
Extinguishment of debt	(410)	(420)
Repayment of debt	(1,400)	(704)
Dividends paid	(2,417)	(2,276)
Other	(130)	(81)
Net cash (used in) provided by financing activities	(4,357)	20,299
(Decrease) increase in cash and cash equivalents	(1,643)	26,619
Cash and cash equivalents at beginning of period	10,944	7,629
Cash and cash equivalents at end of period	$9,301	$34,248

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The financial information for the three and six months ended June 30, 2024 and 2023, is unaudited but includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated), which Amgen considers necessary for a fair presentation of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023, and with our condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2024.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $10.1 billion and $9.8 billion as of June 30, 2024 and December 31, 2023, respectively.
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
Measurement period adjustments during the six months ended June 30, 2024, included changes to the purchase price allocation, resulting in a net decrease of approximately $1 million to goodwill. The measurement period adjustments resulted primarily from adjustments to acquired assets and liabilities, including sales reserve and allowances as well as right-of-use assets and liabilities based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The adjustments did not have a significant impact on Amgen’s results of operations during the six months ended June 30, 2024, and would not have had a significant impact on prior period results if the adjustments had been made as of the acquisition date.
The following table summarizes the total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Amounts
Cash and cash equivalents	$681
Inventories	5,014
Property, plant and equipment, net	318
Finite-lived intangible assets – developed-product-technology rights	19,590
IPR&D	1,060
Goodwill	3,110
Deferred tax asset	834
Deferred tax liability	(2,492)
Other assets and liabilities, net	(282)
Total assets acquired, net	$27,833
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
Our accounting for this acquisition is preliminary and will be finalized upon completion of our analysis to determine the acquisition date fair values of certain tax-related items as we obtain additional information during the measurement period of up to one year from the acquisition date.
Supplemental Pro Forma Financial Information
The following table presents the unaudited supplemental pro forma results of a hypothetical combined Amgen and Horizon entity for the three and six months ended June 30, 2023, as if the acquisition of Horizon had occurred on January 1, 2022 (in millions):

	Three months ended June 30, 2023	Six months ended June 30, 2023
Total revenue	$7,933	$14,874
Net income	$434	$2,616
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
Revenues were as follows (in millions):

	Three months ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$770	$395	$1,165	$691	$337	$1,028
ENBREL	902	7	909	1,055	13	1,068
XGEVA	399	163	562	387	143	530
Repatha	270	262	532	212	212	424
Otezla	432	112	544	495	105	600
TEPEZZA(1)	478	1	479	—	—	—
KYPROLIS	240	137	377	234	112	346
EVENITY	281	110	391	192	89	281
Aranesp	91	257	348	123	242	365
Nplate	214	132	346	176	134	310
KRYSTEXXA(1)	294	—	294	—	—	—
Vectibix	133	137	270	118	130	248
BLINCYTO	165	99	264	145	61	206
TEZSPIRE(2)	234	—	234	133	—	133
Other products(3)	937	389	1,326	775	369	1,144
Total product sales(4)	$5,840	$2,201	8,041	$4,736	$1,947	6,683
Other revenues			347			303
Total revenues			$8,388			$6,986

	Six months ended June 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$1,427	$737	$2,164	$1,314	$641	$1,955
ENBREL	1,463	13	1,476	1,619	28	1,647
XGEVA	765	358	1,123	771	295	1,066
Repatha	543	506	1,049	409	403	812
Otezla	725	213	938	789	203	992
TEPEZZA(1)	897	6	903	—	—	—
KYPROLIS	474	279	753	468	236	704
EVENITY	517	216	733	356	179	535
Aranesp	191	506	697	238	482	720
Nplate	404	259	663	422	250	672
KRYSTEXXA(1)	529	—	529	—	—	—
Vectibix	253	264	517	229	252	481
BLINCYTO	318	190	508	271	129	400
TEZSPIRE(2)	407	—	407	229	—	229
Other products(3)	1,900	799	2,699	1,596	720	2,316
Total product sales(4)	$10,813	$4,346	15,159	$8,711	$3,818	12,529
Other revenues			676			562
Total revenues			$15,835			$13,091
_______
(1)    TEPEZZA and KRYSTEXXA were acquired from the acquisition of Horizon on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(3)    Consists of product sales of our non-principal products.
(4)    Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2024 and 2023.

4. Income taxes
The effective tax rates for the three and six months ended June 30, 2024, were 6.0% and 12.8%, respectively, compared with 14.6% and 16.5%, respectively, for the corresponding periods in the prior year.
The decrease in our effective tax rate for the three months ended June 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets). The decrease in our effective tax rate for the six months ended June 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets) and the year-to-date 2024 unrealized losses on our equity investments. See Note 6, Investments—BeiGene, Ltd. and Neumora Therapeutics, Inc. The effective tax rates differ from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations where the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to a tax incentive grant through 2050. Additionally, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2036. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%. Additionally, effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Our legal entities in such countries, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income.
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
During the three and six months ended June 30, 2024, the gross amounts of our UTBs increased by $40 million and $80 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2024, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income (Numerator):
Net income for basic and diluted EPS	$746	$1,379	$633	$4,220

Shares (Denominator):
Weighted-average shares for basic EPS	537	535	537	534
Effect of dilutive securities	4	2	4	3
Weighted-average shares for diluted EPS	541	537	541	537

Basic EPS	$1.39	$2.58	$1.18	$7.90
Diluted EPS	$1.38	$2.57	$1.17	$7.86
For the three and six months ended June 30, 2024 and 2023, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$995	$—	$—	$995
Money market mutual funds	7,678	—	—	7,678
Other short-term interest-bearing securities	139	—	—	139
Total interest-bearing securities	$8,812	$—	$—	$8,812

Types of securities as of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	10,266	—	—	10,266
Other short-term interest-bearing securities	138	—	—	138
Total interest-bearing securities	$10,404	$—	$—	$10,404
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,812	$10,404
Total interest-bearing securities	$8,812	$10,404
Cash and cash equivalents in the above table excludes bank account cash of $489 million and $540 million as of June 30, 2024 and December 31, 2023, respectively.
All interest-bearing securities as of June 30, 2024 and December 31, 2023, mature in one year or less.
For the three and six months ended June 30, 2024 and 2023, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeiGene, Ltd.
Our ownership interest in BeiGene was approximately 18% as of both June 30, 2024 and December 31, 2023, and the fair values of our investment were $2.7 billion and $3.4 billion, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. In the first quarter of 2023, we began to account for our ownership interest as an equity security with a readily determinable fair value, with changes in fair value recorded in Other (expense) income, net. See Note 11, Fair value measurement. During the three months ended June 30, 2024 and 2023, we recognized unrealized losses of $260 million and $705 million, respectively, recorded in Other (expense) income, net, in our Condensed Consolidated Statements of Income. During the six months ended June 30, 2024 and 2023, we recognized unrealized losses of $714 million and unrealized gains of $1.2 billion, respectively, recorded in Other (expense) income, net, in our Condensed Consolidated Statements of Income.

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
Other equity securities
Excluding our equity investments in BeiGene (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $419 million and $494 million as of June 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024 and 2023, net unrealized losses and gains on these publicly traded securities were a net loss of $50 million and net gain of $3 million, respectively. During the six months ended June 30, 2024 and 2023, net unrealized gains and losses on these publicly traded securities were not material. Net realized gains and losses on sales of publicly traded securities for the three and six months ended June 30, 2024 and 2023 were not material.
We held investments of $330 million and $309 million in equity securities without readily determinable fair values as of June 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2024 and 2023, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and six months ended June 30, 2024 and 2023, were not material.
Equity method investments
Neumora Therapeutics, Inc.
As of June 30, 2024 and December 31, 2023, our ownership interests in Neumora were approximately 22.2% and 23.2%, respectively, and the fair values of our investment were $348 million and $603 million, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2024 and 2023, we recognized unrealized losses and gains of $138 million loss and $28 million gain, respectively, and during the six months ended June 30, 2024 and 2023, we recognized unrealized losses of $255 million and $19 million, respectively. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other (expense) income, net, in our Condensed Consolidated Statements of Income each reporting period. See Note 11, Fair value measurement. We believe the fair value option best reflects the economics of the underlying transaction.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $290 million and $251 million as of June 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2024, unfunded additional commitments to be made for these investments during the next several years amounted to $153 million. For the three and six months ended June 30, 2024 and 2023, net unrealized gains and losses from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$884	$993
Work in process	4,476	5,747
Finished goods	2,635	2,778
Total inventories	$7,995	$9,518

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Six months ended June 30, 2024
Beginning balance	$18,629
Adjustments to goodwill resulting from acquisitions (1)	(1)
Currency translation adjustment	(12)
Ending balance	$18,616
____________
(1)     For the six months ended June 30, 2024, adjustments to goodwill consisted of measurement period adjustments related to our Horizon acquisition. See Note 2, Acquisitions.
Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2024			December 31, 2023
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$48,621	$(20,320)	$28,301	$48,631	$(18,049)	$30,582
Licensing rights	3,864	(3,329)	535	3,865	(3,265)	600
Marketing-related rights	1,203	(1,169)	34	1,339	(1,264)	75
Research and development technology rights	1,383	(1,231)	152	1,394	(1,228)	166
Total finite-lived intangible assets	55,071	(26,049)	29,022	55,229	(23,806)	31,423
Indefinite-lived intangible assets:
In-process research and development	1,150	—	1,150	1,218	—	1,218
Total other intangible assets	$56,221	$(26,049)	$30,172	$56,447	$(23,806)	$32,641
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

During the three months ended June 30, 2024 and 2023, we recognized amortization associated with our finite-lived intangible assets of $1.2 billion and $693 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized amortization associated with our finite-lived intangible assets of $2.4 billion and $1.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of June 30, 2024, the total estimated amortization of our finite-lived intangible assets for the remaining six months ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, 2028 and 2029, are $2.4 billion, $4.5 billion, $3.9 billion, $3.9 billion, $2.9 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2024	December 31, 2023
3.625% notes due 2024 (3.625% 2024 Notes)	$—	$1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
5.25% notes due 2025 (5.25% 2025 Notes)	2,000	2,000
Term loan due April 2025	2,000	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	803	828
5.507% notes due 2026 (5.507% 2026 Notes)	1,500	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	2,000	2,000
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	601	605
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	885	892
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,001	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,768	1,803
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	828	949
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,914	2,132
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	919	999
4.20% notes due 2052 (4.20% 2052 Notes)	895	950
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,165	1,200

	June 30, 2024	December 31, 2023
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,389)	(1,420)
Fair value adjustments	(345)	(314)
Other	29	17
Total carrying value of debt	62,645	64,613
Less current portion	(5,528)	(1,443)
Total long-term debt	$57,117	$63,170
There are no material differences between the effective interest rates and coupon rates of any of our borrowings, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loans have an interest rate of three-month SOFR plus 1.225%.
Debt repayments
During the three months ended June 30, 2024, we repaid the $1.4 billion aggregate principal amount of the 3.625% 2024 Notes.
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

10. Stockholders’ equity
Stock repurchase program
During the six months ended June 30, 2024 and 2023, we did not repurchase shares under our stock repurchase program. As of June 30, 2024, $7.0 billion of authorization remained available under our stock repurchase program.
Dividends
In March 2024 and December 2023, our Board of Directors declared quarterly cash dividends of $2.25 per share, which were paid in June 2024 and March 2024, respectively. In August 2024, our Board of Directors declared a quarterly cash dividend of $2.25 per share that will be paid in September 2024.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation	Cash flow hedges	Other	AOCI
Balance as of December 31, 2023	$(298)	$(22)	$31	$(289)
Foreign currency translation adjustments	(24)	—	—	(24)
Unrealized gains	—	178	—	178
Reclassification adjustments to income	—	(20)	—	(20)
Other	—	—	(3)	(3)
Income taxes	—	(32)	—	(32)
Balance as of March 31, 2024	(322)	104	28	(190)
Foreign currency translation adjustments	(15)	—	—	(15)
Unrealized gains	—	117	—	117
Reclassification adjustments to income	—	(52)	—	(52)
Other	—	—	(1)	(1)
Income taxes	—	(14)	—	(14)
Balance as of June 30, 2024	$(337)	$155	$27	$(155)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended June 30,
Components of AOCI	2024	2023	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$55	$36	Product sales
Cross-currency swap contract (losses) gains	(3)	51	Other (expense) income, net
	52	87	Income before income taxes
	(11)	(19)	Provision for income taxes
	$41	$68	Net income

	Six months ended June 30,
Components of AOCI	2024	2023	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$106	$88	Product sales
Cross-currency swap contract (losses) gains	(34)	29	Other (expense) income, net
	72	117	Income before income taxes
	(15)	(25)	Provision for income taxes
	$57	$92	Net income

11. Fair value measurement
To estimate the fair value of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the sources of inputs as follows:

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2024, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$995	$—	$995
Money market mutual funds	7,678	—	—	7,678
Other short-term interest-bearing securities	—	139	—	139
Equity securities	3,470	—	—	3,470
Derivatives:
Foreign currency forward contracts	—	270	—	270
Total assets	$11,148	$1,404	$—	$12,552

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$28	$—	$28
Cross-currency swap contracts	—	435	—	435
Interest rate swap contracts	—	564	—	564
Contingent consideration obligations	—	—	107	107
Total liabilities	$—	$1,027	$107	$1,134

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2023, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	10,266	—	—	10,266
Other short-term interest-bearing securities	—	138	—	138
Equity securities	4,514	—	—	4,514
Derivatives:
Foreign currency forward contracts	—	145	—	145
Total assets	$14,780	$283	$—	$15,063

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$116	$—	$116
Cross-currency swap contracts	—	405	—	405
Interest rate swap contracts	—	571	—	571
Contingent consideration obligations	—	—	96	96
Total liabilities	$—	$1,092	$96	$1,188

Interest-bearing and equity securities
The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeiGene and Neumora, as of June 30, 2024 and December 31, 2023, are based on quoted market prices in active markets, with no valuation adjustment.
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

Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$96	$273	$96	$270
Payments	(2)	(2)	(4)	(4)
Net changes in valuations	13	(23)	15	(18)
Ending balance	$107	$248	$107	$248
As of June 30, 2024 and December 31, 2023, our contingent consideration obligations are primarily the result of our acquisition of Teneobio, Inc. in October 2021, which obligates us to pay the former shareholders payments upon achieving separate development and regulatory milestones with regard to various R&D programs.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimated the fair values of our borrowings by using Level 2 inputs. As of June 30, 2024 and December 31, 2023, the aggregate fair values of our borrowings were $59.3 billion and $59.2 billion, respectively, and the carrying values were $62.6 billion and $64.6 billion, respectively.
During the six months ended June 30, 2024 and 2023, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of both June 30, 2024 and December 31, 2023, we had outstanding foreign currency forward contracts with aggregate notional amounts of $6.6 billion. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of June 30, 2024, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the lives of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the six months ended June 30, 2024, and amounts expected to be recognized during the subsequent 12 months are not material.

Gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2024	2023	2024	2023
Foreign currency forward contracts	$123	$24	$325	$24
Cross-currency swap contracts	(6)	26	(30)	(14)
Forward interest rate contracts	—	—	—	(31)
Total unrealized gains (losses)	$117	$50	$295	$(21)
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate coupons over the terms of the related hedge contracts. As of June 30, 2024 and December 31, 2023, we had interest rate swap contracts with aggregate notional amounts of $5.3 billion and $6.7 billion, respectively, that hedge certain portions of our long-term debt issuances. The reduction in aggregate notional amount of these contracts during the six months ended June 30, 2024, was due to the termination of swaps that occurred in connection with the repayment of the 3.625% 2024 Notes (see Note 9, Financing arrangements).
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Current portion of long-term debt	$1,026	$1,441	$26	$41
Long-term debt	$3,776	$4,788	$(371)	$(355)
____________
(1)     Current portion of long-term debt includes $60 million and $69 million of carrying value with discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively. Long-term debt includes $259 million and $288 million of carrying value with discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively.
(2)    Current portion of long-term debt includes $60 million and $69 million of hedging adjustments on discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively. Long-term debt includes $159 million and $188 million of hedging adjustments on discontinued hedging relationships as of June 30, 2024 and December 31, 2023, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,041	$(307)	$(808)	$15,159	$(542)	$(1,632)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$55	$—	$—	$106	$—	$—
Cross-currency swap contracts	$—	$(3)	$—	$—	$(34)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(18)	$—	$—	$31
Derivatives designated as hedging instruments	$—	$—	$36	$—	$—	$8

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,683	$(318)	$(752)	$12,529	$1,746	$(1,295)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$36	$—	$—	$88	$—	$—
Cross-currency swap contracts	$—	$51	$—	$—	$29	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$93	$—	$—	$5
Derivatives designated as hedging instruments	$—	$—	$(72)	$—	$—	$42
__________
(1)    Gains on hedged items do not exactly offset losses on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2024, we expected to reclassify $119 million of net gains on our foreign currency and cross-currency swap contracts out of AOCI and into earnings during the next 12 months.

Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2024 and December 31, 2023, the total notional amounts of these foreign currency forward contracts were $145 million and $457 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2024 and 2023.
Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2024	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$270	Accrued liabilities/ Other noncurrent liabilities	$28
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	435
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	564
Forward interest rate contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		270		1,027
Total derivatives		$270		$1,027

	Derivative assets		Derivative liabilities
December 31, 2023	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$145	Accrued liabilities/ Other noncurrent liabilities	$116
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	405
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	571
Forward interest rate contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	—
Total derivatives designated as hedging instruments		145		1,092
Total derivatives		$145		$1,092
For additional information, see Note 11, Fair value measurement.

Our derivative contracts that were in liability positions as of June 30, 2024, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change-in-control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change-in-control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash (used in) provided by financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2024.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
Patent Disputes in the International Region
Germany
On May 13, 2024, the Regional Court of Dusseldorf stayed the hearing on Sanofi Biotechnology SAS’ infringement action pending the outcome of Amgen’s Nullity Action against the European Patent No. 2,756,004 before the German Federal Patent Court.

Unified Patent Court of the European Union
On July 16, 2024, the Central Division of the Unified Patent Court in Munich (UPC) rendered its decision on Sanofi-Aventis Deutschland GmbH’s action seeking revocation of Amgen’s European Patent 3,666,797 (the EP’797 Patent). In its decision, the Court concluded that the patent claims are invalid and revoked the patent. Subsequently, on July 29, 2024, the Local Division of the UPC stayed Amgen’s action against Sanofi-Aventis Deutschland GmbH, et al. alleging that the importation, marketing, sale and use of PRALUENT® infringes the EP’797 Patent.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Celltrion Inc., et al.
On May 28, 2024, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the U.S. District Court for the District of New Jersey (New Jersey District Court) against Celltrion Inc. and Celltrion USA, Inc. (collectively, Celltrion) based on the submission to the FDA of a Biologics License Application (BLA) seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following 29 patents: U.S. Patent Nos. 7,364,736; 7,427,659; 7,928,205; 8,053,236; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,320,816; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,486,883; 11,946,085; and 11,952,605 (collectively, the Asserted Patents). Amgen seeks a judgment from the New Jersey District Court that Celltrion has infringed or will infringe one or more claims of each of the Asserted Patents and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Celltrion’s proposed denosumab biosimilar before expiration of each of the Asserted Patents found infringed. Amgen also seeks monetary remedies for any past acts of infringement.
ABP 938 (aflibercept) Patent Litigation
On June 7, 2024, Regeneron Pharmaceuticals, Inc. (Regeneron) filed a motion for a preliminary injunction to prohibit Amgen from engaging in the manufacture, use, offer for sell or sale within the United States, or importation into the United States, of ABP 938 until resolution of this lawsuit or the entry of a permanent injunction, whichever comes first. Regeneron’s motion focuses on U.S. Patent No. 11,084,865, a formulation patent. On July 3, 2024, Amgen filed its opposition to Regeneron’s motion. On July 24, 2024, Regeneron filed its reply brief. Oral argument on Regeneron’s motion has been scheduled by the U.S. District Court for the Northern District of West Virginia for August 13, 2024.
Antitrust Class Action
Sensipar Antitrust Class Actions
On May 14, 2024, the putative class of direct purchasers of Sensipar (Sensipar Plaintiffs) appealed the claims that were dismissed with prejudice by the U.S. District Court for the District of Delaware. The U.S. Court of Appeals for the Third Circuit has set a schedule for the Sensipar Plaintiffs to file their opening brief by September 9, 2024. Amgen has until October 9, 2024 to file its response and the Sensipar Plaintiffs must file their reply by November 7, 2024.
Regeneron Pharmaceuticals, Inc. Antitrust Action
On May 22, 2024, Amgen filed a motion for summary judgment.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation
On July 18, 2024, the U.S. District Court for the Southern District of New York held a hearing on Amgen’s motion to dismiss.

ChemoCentryx, Inc. Securities Matters
On May 24, 2024, the United States Court of Appeals for the Ninth Circuit denied ChemoCentryx’s petition to appeal the class certification order. Trial is scheduled to begin on September 22, 2025.
While the U.S. District Court for the Northern District of California (Northern District Court of California) has not yet set a deadline by which members of the class must opt out, on May 2, 2024, RA Capital Healthcare Fund, LP filed two similar securities cases, in the California Superior Court in Ventura County and in the Northern District Court of California, against ChemoCentryx and its former Chief Executive Officer, Dr. Thomas Schall. On July 2, 2024, the state court stayed the case pending an order on summary judgment in the federal class action.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the period ended March 31, 2024. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended March 31, 2024. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Prolia, ENBREL, XGEVA, Repatha, Otezla, TEPEZZA, KYPROLIS, EVENITY, Aranesp, Nplate, KRYSTEXXA, Vectibix, BLINCYTO and TEZSPIRE. We also market a number of other products, including but not limited to MVASI, AMJEVITA/AMGEVITA, Neulasta, Parsabiv, RAVICTI, UPLIZNA, LUMAKRAS/LUMYKRAS, Aimovig, TAVNEOS, PROCYSBI, EPOGEN and IMDELLTRA.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, higher interest rates and instability in the financial system, as well as rising healthcare costs continue to pose challenges to our business. Further, ongoing geopolitical conflicts continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines. Moreover, legislation enacted to reduce healthcare expenditures, including provisions of the IRA, have affected, and are likely to continue to affect, our business. Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales but have generally not been significant to date when comparing full-year product performance to the prior year. See Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2024. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Report on Form 10-Q for the period ended March 31, 2024.
Products/pipeline
IMDELLTRA
In May 2024, we announced IMDELLTRA received accelerated approval from the FDA for the treatment of adult patients with extensive-stage small cell lung cancer (ES-SCLC) with disease progression on or after platinum-based chemotherapy.
BLINCYTO
In June 2024, we announced BLINCYTO received approval from the FDA in frontline consolidation for patients with CD19-positive Philadelphia chromosome-negative B-cell precursor acute lymphoblastic leukemia (B-ALL).
UPLIZNA
In June 2024, we announced positive topline results from our Phase 3 registrational trial evaluating UPLIZNA for the treatment of Immunoglobulin G4-related disease (IgG4-RD). The trial met its primary endpoint, showing a statistically significant 87% reduction in the risk of IgG4-RD flare compared to placebo during the 52-week placebo-controlled period. All key secondary endpoints were also met, which were annualized flare rate; flare-free, treatment-free complete remission; and flare-free, corticosteroid-free complete remission. No new safety signals were identified.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Product sales
U.S.	$5,840	$4,736	23%	$10,813	$8,711	24%
ROW	2,201	1,947	13%	4,346	3,818	14%
Total product sales	8,041	6,683	20%	15,159	12,529	21%
Other revenues	347	303	15%	676	562	20%
Total revenues	$8,388	$6,986	20%	$15,835	$13,091	21%
Operating expenses	$6,479	$4,302	51%	$12,935	$8,486	52%
Operating income	$1,909	$2,684	(29)%	$2,900	$4,605	(37)%
Net income	$746	$1,379	(46)%	$633	$4,220	(85)%
Diluted EPS	$1.38	$2.57	(46)%	$1.17	$7.86	(85)%
Diluted shares	541	537	1%	541	537	1%
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
Total product sales increased 20% and 21% for the three and six months ended June 30, 2024, respectively, driven by volume growth of 26% for both periods, partially offset by declines in net selling price of 3% and 2%, respectively.
For the three months ended June 30, 2024, U.S. volume grew 30% and ROW volume grew 15%. Product sales from acquired Horizon products contributed $1.1 billion, with volume growth of 10% from our other brands, including Repatha, TEZSPIRE, Prolia and EVENITY.
For the six months ended June 30, 2024, U.S. volume grew 30% and ROW volume grew 16%. Product sales from acquired Horizon products contributed $2.0 billion, with volume growth of 9% from our other brands, including Repatha, TEZSPIRE, EVENITY and Prolia.
For the remainder of 2024, we expect product sales growth from acquired Horizon products and volume growth from our other brands to be partially offset by net selling price declines on a year-over-year basis at a portfolio level.
Uncertain macroeconomic conditions, changes in the healthcare ecosystem and geopolitical conflicts have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to curb high inflation, provisions of the IRA and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
Other revenues increased for the three months ended June 30, 2024, driven by higher royalty income from licensed products. Other revenues increased for the six months ended June 30, 2024, driven by higher royalty income and corporate partner revenue from licensed products.
Operating expenses increased for the three and six months ended June 30, 2024, primarily driven by higher amortization expense from Horizon acquisition-related assets and expenses from the acquired Horizon business.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Prolia	$1,165	$1,028	13%	$2,164	$1,955	11%
ENBREL	909	1,068	(15)%	1,476	1,647	(10)%
XGEVA	562	530	6%	1,123	1,066	5%
Repatha	532	424	25%	1,049	812	29%
Otezla	544	600	(9)%	938	992	(5)%
TEPEZZA(1)	479	—	N/A	903	—	N/A
KYPROLIS	377	346	9%	753	704	7%
EVENITY	391	281	39%	733	535	37%
Aranesp	348	365	(5)%	697	720	(3)%
Nplate	346	310	12%	663	672	(1)%
KRYSTEXXA(1)	294	—	N/A	529	—	N/A
Vectibix	270	248	9%	517	481	7%
BLINCYTO	264	206	28%	508	400	27%
TEZSPIRE(2)	234	133	76%	407	229	78%
Other products(3)	1,326	1,144	16%	2,699	2,316	17%
Total product sales	$8,041	$6,683	20%	$15,159	$12,529	21%
N/A = not applicable
____________
(1)    TEPEZZA and KRYSTEXXA were acquired from the acquisition of Horizon on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(3)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2023: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed

Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Report on Form 10-Q for the period ended March 31, 2024: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Prolia — U.S.	$770	$691	11%	$1,427	$1,314	9%
Prolia — ROW	395	337	17%	737	641	15%
Total Prolia	$1,165	$1,028	13%	$2,164	$1,955	11%
The increase in global Prolia sales for the three and six months ended June 30, 2024 was primarily driven by volume growth. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our U.S. patent for RANKL antibodies (including sequences) for Prolia and XGEVA expires in February 2025. For information about our settlement with Sandoz Inc., see Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2024.
For a discussion of litigation related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
ENBREL — U.S.	$902	$1,055	(15)%	$1,463	$1,619	(10)%
ENBREL — Canada	7	13	(46)%	13	28	(54)%
Total ENBREL	$909	$1,068	(15)%	$1,476	$1,647	(10)%
The decrease in ENBREL sales for the three and six months ended June 30, 2024 was primarily driven by lower net selling price. Going forward, we expect relatively flat volumes with continued declines in net selling price, including the impact from the IRA Medicare Part D price set by CMS beginning in 2026.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
XGEVA — U.S.	$399	$387	3%	$765	$771	(1)%
XGEVA — ROW	163	143	14%	358	295	21%
Total XGEVA	$562	$530	6%	$1,123	$1,066	5%
The increase in global XGEVA sales for the three and six months ended June 30, 2024 was driven by higher net selling price. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our U.S. patent for RANKL antibodies (including sequences) for Prolia and XGEVA expires in February 2025. For information about our settlement with Sandoz Inc., see Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the period ended March 31, 2024.

For a discussion of litigation related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Repatha — U.S.	$270	$212	27%	$543	$409	33%
Repatha — ROW	262	212	24%	506	403	26%
Total Repatha	$532	$424	25%	$1,049	$812	29%
The increase in global Repatha sales for the three and six months ended June 30, 2024 was driven by volume growth of 46% and 45%, respectively, partially offset by lower net selling price of 20% and 16%, respectively.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Otezla — U.S.	$432	$495	(13)%	$725	$789	(8)%
Otezla — ROW	112	105	7%	213	203	5%
Total Otezla	$544	$600	(9)%	$938	$992	(5)%
The decrease in global Otezla sales for the three months ended June 30, 2024 was driven by lower net selling price of 7% and unfavorable changes to estimated sales deductions of 6%, partially offset by volume growth of 2%.
The decrease in global Otezla sales for the six months ended June 30, 2024 was driven by lower net selling price of 7% and unfavorable changes to estimated sales deductions of 4%, partially offset by higher inventory of 4%.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
TEPEZZA — U.S.	$478	$—	N/A	$897	$—	N/A
TEPEZZA — ROW	1	—	N/A	6	—	N/A
Total TEPEZZA	$479	$—	N/A	$903	$—	N/A
N/A = not applicable
TEPEZZA was acquired on October 6, 2023 from our Horizon acquisition and generated $479 million and $903 million in product sales for the three and six months ended June 30, 2024, respectively. As TEPEZZA was acquired on October 6, 2023, there were no recorded product sales for the comparative prior periods.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
KYPROLIS — U.S.	$240	$234	3%	$474	$468	1%
KYPROLIS — ROW	137	112	22%	279	236	18%
Total KYPROLIS	$377	$346	9%	$753	$704	7%
The increase in global KYPROLIS sales for the three and six months ended June 30, 2024 was primarily driven by volume growth outside the United States.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
EVENITY — U.S.	$281	$192	46%	$517	$356	45%
EVENITY — ROW	110	89	24%	216	179	21%
Total EVENITY	$391	$281	39%	$733	$535	37%
The increase in global EVENITY sales for the three and six months ended June 30, 2024 was primarily driven by volume growth.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Aranesp — U.S.	$91	$123	(26)%	$191	$238	(20)%
Aranesp — ROW	257	242	6%	506	482	5%
Total Aranesp	$348	$365	(5)%	$697	$720	(3)%
The decrease in global Aranesp sales for the three and six months ended June 30, 2024 was driven by unfavorable changes to estimated sales deductions of 8% and 5%, respectively, partially offset by volume growth outside the United States and higher net selling price.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Nplate — U.S.	$214	$176	22%	$404	$422	(4)%
Nplate — ROW	132	134	(1)%	259	250	4%
Total Nplate	$346	$310	12%	$663	$672	(1)%
The increase in global Nplate sales for the three months ended June 30, 2024 was driven by higher net selling price and volume growth.
Global Nplate sales for the six months ended June 30, 2024 decreased 1%. Excluding a U.S. government order of $82 million in the first quarter of 2023 from this comparison, Nplate sales increased 12% for the six months ended June 30,

2024, driven by higher net selling price and volume growth.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
KRYSTEXXA — U.S.	$294	$—	N/A	$529	$—	N/A
KRYSTEXXA — ROW	—	—	N/A	—	—	N/A
Total KRYSTEXXA	$294	$—	N/A	$529	$—	N/A
N/A = not applicable
KRYSTEXXA was acquired on October 6, 2023 from our Horizon acquisition and generated $294 million and $529 million in product sales for the three and six months ended June 30, 2024, respectively. As KRYSTEXXA was acquired on October 6, 2023, there were no recorded product sales for the comparative prior periods.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Vectibix — U.S.	$133	$118	13%	$253	$229	10%
Vectibix — ROW	137	130	5%	264	252	5%
Total Vectibix	$270	$248	9%	$517	$481	7%
The increase in global Vectibix sales for the three and six months ended June 30, 2024 was driven by higher net selling price and volume growth, partially offset by unfavorable changes to foreign currency exchange rates.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
BLINCYTO — U.S.	$165	$145	14%	$318	$271	17%
BLINCYTO — ROW	99	61	62%	190	129	47%
Total BLINCYTO	$264	$206	28%	$508	$400	27%
The increase in global BLINCYTO sales for the three and six months ended June 30, 2024 was driven by volume growth resulting from broad prescribing across academic and community segments for patients with B-ALL. In June 2024, BLINCYTO was granted approval by the FDA in frontline consolidation for patients with CD-19 positive Philadelphia chromosome-negative B-ALL.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
TEZSPIRE — U.S.	$234	$133	76%	$407	$229	78%
The increase in TEZSPIRE sales for the three and six months ended June 30, 2024 was primarily driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
MVASI — U.S.	$100	$123	(19)%	$205	$244	(16)%
MVASI — ROW	57	74	(23)%	154	155	(1)%
AMJEVITA — U.S.(1)	(9)	19	N/A	21	70	(70)%
AMGEVITA — ROW	142	131	8%	280	244	15%
Neulasta — U.S.	75	199	(62)%	162	410	(60)%
Neulasta — ROW	30	37	(19)%	61	75	(19)%
Parsabiv — U.S.	67	54	24%	132	112	18%
Parsabiv — ROW	39	33	18%	79	66	20%
RAVICTI — U.S.(2)	96	—	N/A	188	—	N/A
RAVICTI — ROW(2)	1	—	N/A	3	—	N/A
UPLIZNA — U.S.(2)	77	—	N/A	147	—	N/A
UPLIZNA — ROW(2)	15	—	N/A	25	—	N/A
LUMAKRAS — U.S.	55	50	10%	108	98	10%
LUMYKRAS — ROW	30	27	11%	59	53	11%
Aimovig — U.S.	80	78	3%	145	142	2%
Aimovig — ROW	5	4	25%	10	9	11%
TAVNEOS — U.S.	61	29	*	106	52	*
TAVNEOS — ROW	10	1	*	16	1	*
PROCYSBI — U.S.(2)	54	—	N/A	103	—	N/A
PROCYSBI — ROW(2)	4	—	N/A	5	—	N/A
EPOGEN — U.S.	32	61	(48)%	73	121	(40)%
IMDELLTRA — U.S.	12	—	N/A	12	—	N/A
Other — U.S.(3)	237	162	46%	498	347	44%
Other — ROW(3)	56	62	(10)%	107	117	(9)%
Total other products	$1,326	$1,144	16%	$2,699	$2,316	17%
Total U.S. — other products	$937	$775	21%	$1,900	$1,596	19%
Total ROW — other products	389	369	5%	799	720	11%
Total other products	$1,326	$1,144	16%	$2,699	$2,316	17%
N/A = not applicable
* Change in excess of 100%
____________
(1)    U.S. AMJEVITA product sales for the three and six months ended June 30, 2024, included unfavorable changes to estimated sales deductions.
(2)    RAVICTI, UPLIZNA and PROCYSBI were acquired from our Horizon acquisition on October 6, 2023, and include product sales in the periods after the acquisition date.
(3)    Consists of product sales from (i) KANJINTI, RIABNI, Corlanor, NEUPOGEN, AVSOLA, IMLYGIC, BEKEMV, Sensipar/Mimpara and WEZLANA/WEZENLA; and (ii) ACTIMMUNE, RAYOS, BUPHENYL, PENNSAID, QUINSAIR and DUEXIS in the periods after our Horizon acquisition on October 6, 2023.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Cost of sales	$3,236	$1,813	78%	$6,436	$3,533	82%
% of product sales	40.2%	27.1%		42.5%	28.2%
% of total revenues	38.6%	26.0%		40.6%	27.0%
Research and development	$1,447	$1,113	30%	$2,790	$2,171	29%
% of product sales	18.0%	16.7%		18.4%	17.3%
% of total revenues	17.3%	15.9%		17.6%	16.6%
Selling, general and administrative	$1,785	$1,294	38%	$3,593	$2,552	41%
% of product sales	22.2%	19.4%		23.7%	20.4%
% of total revenues	21.3%	18.5%		22.7%	19.5%
Other	$11	$82	(87)%	$116	$230	(50)%
Total operating expenses	$6,479	$4,302	51%	$12,935	$8,486	52%
Cost of sales
Cost of sales increased to 38.6% and 40.6% of total revenues for the three and six months ended June 30, 2024, respectively, driven by higher amortization expense from Horizon acquisition-related assets and, to a lesser extent, higher royalty and profit share expense. The increases were partially offset by the impact of the 2022 Puerto Rico tax law change, which replaced an excise tax with an income tax beginning in 2023. See Note 4, Income taxes, to the condensed consolidated financial statements.
Research and development
The increase in R&D expense for the three months ended June 30, 2024, was driven by higher spend in later-stage clinical programs and research and early pipeline, including Horizon-acquired programs.
The increase in R&D expense for the six months ended June 30, 2024, was driven by higher spend in later-stage clinical programs, marketed product support and research and early pipeline, including Horizon-acquired programs.
Selling, general and administrative
The increase in SG&A expense for the three and six months ended June 30, 2024, was primarily driven by expenses from the acquired Horizon business and other commercial expenses.
Other
Other operating expenses for the three months ended June 30, 2024, consisted primarily of changes in the fair values of contingent consideration liabilities related to our Teneobio, Inc. acquisition from 2021. Other operating expenses for the six months ended June 30, 2024, consisted primarily of a net impairment charge associated with an IPR&D asset and changes in the fair values of contingent consideration liabilities, both related to our Teneobio, Inc. acquisition.
Other operating expenses for the three and six months ended June 30, 2023, consisted primarily of expenses related to our restructuring plan initiated in the first quarter of 2023 and a net impairment charge associated with an IPR&D asset.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense, net	$(808)	$(752)	$(1,632)	$(1,295)
Other (expense) income, net	$(307)	$(318)	$(542)	$1,746
Provision for income taxes	$48	$235	$93	$836
Effective tax rate	6.0%	14.6%	12.8%	16.5%
Interest expense, net
The increase in Interest expense, net, for the three and six months ended June 30, 2024, was primarily due to higher average debt outstanding and higher weighted-average fixed and variable interest rates on the debt.
Other (expense) income, net
The change in Other (expense) income, net, for the three months ended June 30, 2024, was primarily due to lower unrealized losses on our strategic equity investments, primarily BeiGene and Neumora, offset by reduced interest income as a result of lower average cash balances.

The change in Other (expense) income, net, for the six months ended June 30, 2024, was primarily due to current year unrealized losses on our strategic equity investments, primarily BeiGene and Neumora, compared with net unrealized gains in the prior comparative period. Prior period net gains were principally composed of amounts recognized on our BeiGene investment in the first quarter of 2023 as a result of a change from the equity method of accounting to recording this investment at fair value, with changes in fair value recognized in earnings. See Note 6, Investments, to the condensed consolidated financial statements.

Income taxes
The decrease in our effective tax rate for the three months ended June 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets). The decrease in our effective tax rate for the six months ended June 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets) and the year-to-date 2024 unrealized losses on our equity investments. See Note 6, Investments—BeiGene, Ltd. and Neumora Therapeutics, Inc., to the condensed consolidated financial statements.
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

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,301	$10,944
Total assets	$90,907	$97,154
Current portion of long-term debt	$5,528	$1,443
Long-term debt	$57,117	$63,170
Stockholders’ equity	$5,925	$6,232
Cash and cash equivalents
Our balance of cash and cash equivalents was $9.3 billion as of June 30, 2024. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

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
In March 2024 and December 2023, our Board of Directors declared quarterly cash dividends of $2.25 per share of common stock, which were paid in June 2024 and March 2024, respectively, and was an increase of 6% over the quarterly cash dividends paid each quarter in 2023. In August 2024, our Board of Directors declared a quarterly cash dividend of $2.25 per share of common stock that will be paid in September 2024.
During the six months ended June 30, 2024, we did not repurchase any of our common stock under our stock repurchase program. As of June 30, 2024, $7.0 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2024 and December 31, 2023. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our strong financial position.
During the six months ended June 30, 2024 and 2023, debt repayments totaled $1.4 billion and $704 million, respectively. In addition, we opportunistically repurchase our debt when market conditions are favorable. During the six months ended June 30, 2024 and 2023, we spent $410 million and $420 million, respectively, to extinguish principal amounts of debt of $544 million and $539 million, respectively.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of June 30, 2024.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$3,148	$5,173
Net cash (used in) provided by investing activities	$(434)	$1,147
Net cash (used in) provided by financing activities	$(4,357)	$20,299
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2024, decreased compared with the prior year period due to timing of payments to the IRS, including repatriation taxes of $1.5 billion paid in the second quarter of 2024 and an advance deposit of $800 million paid in the first quarter of 2024.
Investing
Cash used in investing activities during the six months ended June 30, 2024, was primarily due to capital expenditures of $468 million, including construction costs of new plants in North Carolina and Ohio. Cash provided by investing activities during the six months ended June 30, 2023, was primarily due to net cash inflows from sales and maturities of marketable securities of $1.7 billion, partially offset by capital expenditures of $615 million. We currently estimate 2024 spending on capital projects to be approximately $1.3 billion.
Financing
Cash used in financing activities during the six months ended June 30, 2024, was primarily due to the payment of dividends of $2.4 billion and the repayment and extinguishment of debt of $1.4 billion and $410 million, respectively. Cash provided by financing activities during the six months ended June 30, 2023, was primarily due to proceeds from the issuance of debt of $23.8 billion, partially offset by the payment of dividends of $2.3 billion as well as the repayment and extinguishment of debt of $704 million and $420 million, respectively. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated herein by reference. There were no material changes during the six months ended June 30, 2024, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Management determined that as of June 30, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase across the markets we serve. Payers are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our products or narrower populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include the IRA law that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). Additional proposals focused on drug pricing continue to be debated, and additional executive orders focused on drug pricing and competition are likely to be adopted and implemented in some form. In March 2024, the Administration released its budget plan for fiscal year 2025 that included proposals to expand the IRA’s drug price setting to more drugs and sooner after launch and making IRA Inflation Penalties applicable to commercial health insurance. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including proposals that limit drug reimbursement under state run Medicaid programs based on decisions of drug affordability boards, use of reference prices, or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level.
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

—Changing U.S. federal coverage and reimbursement policies and practices have affected and are likely to continue to affect access to, pricing of and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2023. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. For example, in 2022, the IRA was enacted and includes provisions requiring that beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that by 2031 approximately 100 drugs could be subject to such set prices). The Medicare price setting process began in August 2023 when CMS announced the first 10 drugs for Medicare price setting, which includes ENBREL, currently a product that generates considerable revenue. Effective July 30, 2024, CMS has set a price for ENBREL in Medicare Part D that will be applicable beginning on January 1, 2026, which we expect will negatively impact its profitability. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales—ENBREL. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting. If other of our medicines are selected by CMS for mandatory price setting, we may be required to accept a price set by the government similar to the process that was applied to ENBREL. Also under the IRA, starting on January 1, 2024, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance will be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on certain drugs). Further, the IRA created a mechanism for CMS to collect rebates from manufacturers if price increases outpace inflation. Rebate obligations began to accrue October 1, 2022 for Medicare Part D and January 1, 2023 for Medicare Part B, but CMS has not yet issued invoices and has some discretion as to when to issue such invoices to manufacturers. We expect that several of our products will be subject to these inflation rebates, and several of our products have been on lists that are issued and updated on a quarterly basis by CMS under a related program under which Medicare beneficiaries are charged reduced coinsurance if price increases exceed inflation. The IRA’s drug pricing controls and Medicare redesign are likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for mandatory price setting and the timing of market entry of generic or biosimilar competition. Further, following the passage of the IRA, the environment remains dynamic and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for reference products on formularies in 2025. In early 2023, the HHS selected new healthcare payment and delivery models for testing, in response to an October 2022 Executive Order on Lowering Prescription Drug Costs for Americans, including the Accelerating Clinical Evidence Model, which could introduce new payment methods that reduce reimbursement for drugs approved under accelerated approval. That Executive Order followed a 2021 Executive Order designed to increase competition in the healthcare sector, including by calling for the FDA to work with states that seek to develop prescription drug importation programs and the FTC to apply greater scrutiny of anticompetitive activity and responses to which include actions from the HHS (which released a report with drug pricing proposals that seek to promote competition) and from the U.S. Patent and Trademark Office (which has taken steps to strengthen coordination with the FDA to address perceived impediments to generic drug and biosimilar competition). Other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. In the fourth quarter of 2021, HHS released a plan to address drug pricing that included potential future mandatory models that link payment for prescription drugs and biologics to certain factors, including the overall cost of care. In March 2023, the Administration released its budget plan for fiscal year 2024 that included proposals to expand the number of drugs subject to mandatory Medicare price setting under the IRA, imposing such price setting activity earlier, and extending to commercial health insurance the requirement that drug manufacturers pay rebates if price increases outpace inflation. While those proposed expansions of the IRA’s drug pricing controls have not been enacted, the proposals demonstrate that this area continues to be a focus of the Administration.
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

—Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to, and have affected and may continue to affect sales of, our products
At the state level, legislation, government actions, and ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, PDABs, drug importation programs, and other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases.
States are also enacting laws referencing the IRA and seeking to regulate the 340B Drug Pricing Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDAB to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2024, no fewer than 16 states introduced PDAB legislation. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. In August 2023, the Colorado PDAB announced the first five drugs to undergo an affordability review, three of which, including ENBREL, have since been deemed “unaffordable” and will be subject to rulemaking to establish an Upper Payment Limit (UPL). For ENBREL, a UPL could be effective as soon as the second quarter of 2025. Further, Louisiana, Arkansas, West Virginia, Minnesota, Kansas, Mississippi, Missouri and Maryland have enacted laws with mandates on manufacturers participating in the 340B drug pricing program, and, thus far in 2024, no fewer than 25 states have considered similar legislation. These bills vary, but include provisions on restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. In March 2024, the U.S. Court of Appeals for the 8th Circuit ruled that Arkansas’ Act 1103, which prohibits drugmakers from restricting the acquisition or delivery of 340B drugs to covered entities and their contract pharmacies, was not preempted by the federal 340B statute. The decision could increase the number of states that will consider similar legislation. Further, in Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 that enjoins the Health Resources and Services Administration from enforcing its more restrictive interpretation of what is considered a patient under the 340B program, to the potential benefit of healthcare systems seeking to expand the application of 340B discounts.
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
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2024, the top five integrated health plans and PBMs controlled about 92% of all pharmacy prescriptions. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, in June 2022, the FTC launched an inquiry into the business practices of PBMs and subsequently expanded the investigation to the three rebate management organizations owned by the three largest PBMs, and in July 2024, the FTC published initial findings from its investigation. In addition, multiple Congressional Committees are investigating PBM practices and have also proposed legislation that could increase transparency and reporting of these practices and/or impact rebates and service fees. The results of such inquiries could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
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
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2023. Pressures to decrease drug expenditures may intensify as governments take actions to address budgets strained by high inflation, expenditures to respond to the COVID-19 pandemic and weak economic conditions, including in Europe where the effects of the Russia–Ukraine conflict have challenged the economies in that region. Further, the EU is currently undergoing a review and revision of its pharmaceutical legislation that, while full implementation is not expected before 2027, has led to proposals that would reduce intellectual property protection for new products (including potentially shortening the duration of regulatory data exclusivity and orphan drug exclusivity protections), as well as change the reimbursement and regulatory landscape. International reference pricing has been widely used by many countries outside the United States to control costs based on an external benchmark of a product’s price in other countries. International reference pricing policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability differences across countries or regions. Other expenditure control practices, including but not limited to the use of revenue clawbacks, rebates and caps on product sales, are used in various foreign jurisdictions as well. In addition, countries may refuse to reimburse or may restrict the reimbursed population for a product when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, prior to 2020, the reimbursement of Repatha in France was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment. Many countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most or all of the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement or a decline in the timeliness or certainty of payment by payers to hospitals and other providers has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
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
Our information technology systems are highly integrated into our business, including our R&D efforts, our clinical and commercial manufacturing processes and our product sales and distribution processes. Further, as the majority of our employees work remotely for some portion of their jobs in our hybrid work environment, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase. Remote and hybrid working arrangements, including those of at many third-party providers, can increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The complexity and interconnected nature of software, hardware and our systems make them vulnerable to breakdown or other service interruptions, and to software errors or defects, misconfiguration and other security vulnerabilities. For example, in July 2024, businesses worldwide were affected by an information technology outage due to a faulty software update issued by a cybersecurity firm. Although our systems and operations were temporarily affected by the outage, the impact of this firm’s faulty update on the Company was immaterial to our business operations. However, there can be no assurance that a future similar incident would not result in a material adverse effect on our business or results of operations. Upgrades or changes to our systems or the software that we use have resulted and we expect, in the future, will result in the introduction of new cybersecurity vulnerabilities and risks. In 2022, we identified a number of security vulnerabilities introduced into our information systems as a result of flaws that we subsequently identified in software that we had purchased and installed, and these flaws required that we apply emergency patches to certain of our systems. While we did not experience any significant adverse effects as a result of these vulnerabilities, there can be no assurance that we will timely identify and address future vulnerabilities. Our systems are also subject to frequent perimeter network reconnaissance and scanning, phishing and other cyberattacks. For example, as a result of our cybersecurity monitoring of the Horizon legacy information systems, we detected phishing activity in the accounts of two Horizon executives. These accounts were de-activated, the incidents were investigated and the determination was made separately by both our internal cybersecurity team and our external digital forensics and incident response supplier that no confidential information had been exfiltrated. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect and increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, which can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering/phishing.
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
Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to collect, process, store, manage or transmit such data, which have increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers have constituted a substantial share of the information security risks that have affected us. For example, in the first half of 2021, a supplier experienced a data breach in which an unauthorized third party acquired access to certain information provided to the supplier in the course of its provision of services to us, including business documents and certain personally identifiable patient information (not including social security or other financial or health insurance information). As required, we promptly notified the applicable state attorneys general and the individuals whose personally identifiable information was affected of this data breach at the supplier. In the third quarter of 2022, another service provider experienced a similar cybersecurity breach in which an attacker exfiltrated certain data (including non-significant Amgen data) from the service provider’s systems. Additionally, in April 2024, one of our former vendors notified us that its subsidiary that had provided us with certain patient support services until mid-2022, experienced a cybersecurity incident that it discovered in February 2024 and that data containing individually identifiable health information of over 1.7 million Amgen patients (that was retained as required by FDA regulations) was involved in the incident. Pursuant to the Health Breach Notification Rule requirements, we notified the FTC of this incident. Although these supplier data breaches have not resulted in material adverse effects on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events. For example, in 2020 and 2022, two of our vendors experienced cyberattacks and each initially reported to us that neither event involved our data. However, upon further investigation, they each subsequently informed us that the attackers had accessed limited, non-significant Amgen information. Although neither of these breaches had a significant adverse effect on our business, in the future we may again not receive timely reporting of cybersecurity events and such events could have a material adverse effect on our business.
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
Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we have acquired or may acquire face similar risks. Security breaches of their systems or service outages have adversely affected systems and could, in the future, affect our systems and security, leave us without access to important systems, products, raw materials, components, services or information, or expose our confidential data or sensitive personal information. For example, in 2019, two vendors that perform testing and analytical services that we use in developing and manufacturing our products experienced cyberattacks, and in April and September of 2020, vendors that provide us with information technology services and clinical data services, respectively, each experienced ransomware attacks. Although there was no breach of our systems, each of these incidents required us to disconnect our systems from those vendors’ systems. While we were able to reconnect our systems following restoration of these vendors’ capabilities without significantly affecting product availability, a more extended service outage affecting these or other vendors, particularly where such vendor is the single source from which we obtain the services, could have a material adverse effect on our business or results of operations. In February 2024, Change Healthcare, a large U.S. insurance claim and co-pay card processing clearinghouse, experienced a ransomware attack that has caused significant disruptions to healthcare provider and pharmacy operations. While Change Healthcare does not directly provide us with services, disruptions to co-pay card support, insurance billing and Medicaid rebate processing led to lost sales and required us to take action to help patients access their medications and to provide extended payment terms to certain customers. Although services have been rerouted and restored, and the impact on our business has been immaterial, similar disruptions may occur in the future stemming from the interconnectedness of the U.S. healthcare ecosystem and industry reliance on centralized claims processing systems and networks, and such future disruptions may have a material adverse effect on our business or results of operations. In addition, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and sensitive data.
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
We are also subject to various laws and regulations globally regarding cybersecurity, privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the EU’s General Data Protection Regulation (GDPR), which became effective in May 2018, and the California Consumer Privacy Act (CCPA), which became effective in January 2020, both of which provide for substantial penalties for noncompliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Similar consumer privacy laws went into effect in nine other states, have been enacted (but not yet in effect) in in 11 other states, and have been proposed in six additional states. Outside the United States, other jurisdictions where we operate have passed, or continue to propose, data privacy or cybersecurity legislation and/or regulations. For example, in China, the Personal Information Protection Law and the Data Security Law, which regulate data processing activities associated with personal and nonpersonal data, are in effect and build upon the existing Cybersecurity Law. Further, in March 2024, the European Parliament adopted the Artificial Intelligence Act that provides for EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of artificial intelligence. In April 2024, the EU also revised its Cybersecurity Directive NIS2 rules that create new cybersecurity risk management and reporting obligations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Manufacturing biologic and small molecule human therapeutic products is difficult, complex and highly regulated. We manufacture many of our commercial products and product candidates internally. In addition, we use third-party contract manufacturers to produce, or assist in the production of, a number of our products, and we currently use contract manufacturers to produce, or assist in the production of, a number of our late-stage product candidates and drug delivery devices. The number of third-party contract manufacturers that we use has increased with our recent acquisition of Horizon, as Horizon required such contract manufacturers for all of its products. See our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1. Business—Manufacturing, Distribution and Raw Materials—Manufacturing; and Part I, Item 1A, Risk Factors—Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. Our ability to adequately and timely manufacture and supply our products (and product candidates to support our clinical trials) is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be affected by:
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
Changes in laws or regulations with respect to the use and/or presence of certain chemicals in our products or the components used in the research, development, manufacture and/or packaging of our products could also disrupt or restrict our ability to develop, produce or sell our products in the affected jurisdictions. For example, the EU, the U.S. Congress, the U.S. Environmental Protection Agency, and several U.S. states are considering legislation and/or policies to address the presence, and/or use, of certain chemicals in certain of the components used in the manufacture or packaging of commercial products, including chemicals known as per- and polyfluorinated substances (PFAS). Proposed legislation in several jurisdictions is under consideration to prohibit or otherwise regulate the importation, manufacture, or distribution of goods containing PFAS, and some such proposals do not provide exemptions for drug products, medical devices, their packaging, or the materials used in the research, development, or manufacture of such products or devices. For example, the EU is considering a ban on PFAS in the manufacturing and packaging of pharmaceutical products that could affect pharmaceutical research and development activities and distribution. Some proposals, if enacted without exemptions for pharmaceutical products, and materials used in their research, development, and manufacture, may cause significant disruptions to our ability to manufacture and supply products to the affected jurisdictions, potentially resulting in a material adverse effect on our business. Additionally, certain jurisdictions and regulatory agencies, including the FDA and EMA, require testing for the presence of nitrosamine impurities in small molecule drugs that are at risk of containing microcrystalline cellulose as an excipient. We are following the regulatorily defined process of evaluating and testing of potentially impacted small molecule products. Testing of our cinacalcet product has indicated the presence of nitrosamines in certain lots above established limits. As a result of such testing, we have worked closely with regulatory agencies to determine the appropriate action in each impacted country. In certain countries we have stopped short term distribution of cinacalcet and filed shortage notifications, and, additionally, we have initiated recalls in certain Middle Eastern countries.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2024, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
April 1–30	—		—	$6,979,263,848
May 1–31	(1)	(1)	—	$6,979,263,848
June 1–30	—		—	$6,979,263,848
Total	—		—
____________
(1)    In May 2024, the Company purchased 312 shares at an average price paid of $307.31 per share from a staff member to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.

Item 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1+	Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 17, 2024 and incorporated herein by reference.)

10.2+*	Form of Grant of Stock Option Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on May 31, 2024.)

10.3+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on May 31, 2024.)

10.4+*	Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.)

10.5+*	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.)

10.6+*	Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.)

10.7+*	Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.)

10.8+*	Form of Cash-Settled Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.)

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

Amgen Inc.
(Registrant)

Date:	August 6, 2024	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)