Form 10-Q
period 2024-09-30
AMGEN INC
filed 2024-10-31
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☑
As of October 25, 2024, the registrant had 537,532,723 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeiGene	BeiGene, Ltd.
CMS	Centers for Medicare & Medicaid Services
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
MD&A	management’s discussion and analysis
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of Treasury
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)(1)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BEKEMV	BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)(1)
Corlanor	Corlanor® (ivabradine)
DUEXIS	DUEXIS® (ibuprofen and famotidine)(1)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA	IMDELLTRA™ (tarlatamab-dlle)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)(1)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%(1)
PROCYSBI	PROCYSBI® (cysteamine bitartrate)(1)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)(1)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)(1)
RAYOS	RAYOS® (prednisone)(1)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)(1)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)(1)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA™ (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)
____________
(1)    Products were acquired from our Horizon acquisition on October 6, 2023.
iii

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales	$8,151	$6,548	$23,310	$19,077
Other revenues	352	355	1,028	917
Total revenues	8,503	6,903	24,338	19,994

Operating expenses:
Cost of sales	3,310	1,806	9,746	5,339
Research and development	1,450	1,079	4,240	3,250
Selling, general and administrative	1,625	1,353	5,218	3,905
Other	71	644	187	874
Total operating expenses	6,456	4,882	19,391	13,368

Operating income	2,047	2,021	4,947	6,626

Other income (expense):
Interest expense, net	(776)	(759)	(2,408)	(2,054)
Other income, net	1,830	685	1,288	2,431

Income before income taxes	3,101	1,947	3,827	7,003

Provision for income taxes	271	217	364	1,053

Net income	$2,830	$1,730	$3,463	$5,950

Earnings per share:
Basic	$5.27	$3.23	$6.45	$11.12
Diluted	$5.22	$3.22	$6.40	$11.06

Weighted-average shares used in calculation of earnings per share:
Basic	537	535	537	535
Diluted	542	538	541	538

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$2,830	$1,730	$3,463	$5,950
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Foreign currency translation adjustments	71	(44)	32	(5)
Cash flow hedges	(253)	181	(76)	73
Other	1	17	(3)	37
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(181)	154	(47)	105
Comprehensive income	$2,649	$1,884	$3,416	$6,055

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,011	$10,944
Trade receivables, net	7,317	7,268
Inventories	7,362	9,518
Other current assets	3,076	2,602
Total current assets	26,766	30,332

Property, plant and equipment, net	6,156	5,941
Intangible assets, net	28,920	32,641
Goodwill	18,658	18,629
Other noncurrent assets	10,383	9,611
Total assets	$90,883	$97,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147	$1,590
Accrued liabilities	14,621	15,359
Current portion of long-term debt	3,544	1,443
Total current liabilities	20,312	18,392

Long-term debt	56,854	63,170
Long-term deferred tax liabilities	1,711	2,354
Long-term tax liabilities	2,280	4,680
Other noncurrent liabilities	2,199	2,326

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—537.5 shares in 2024 and 535.4 shares in 2023	33,393	33,070
Accumulated deficit	(25,530)	(26,549)
Accumulated other comprehensive loss	(336)	(289)
Total stockholders’ equity	7,527	6,232
Total liabilities and stockholders’ equity	$90,883	$97,154

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2023	535.4	$33,070	$(26,549)	$(289)	$6,232
Net loss	—	—	(113)	—	(113)
Other comprehensive income, net of taxes	—	—	—	99	99
Dividends declared on common stock ($2.25 per share)	—	—	(1,208)	—	(1,208)
Issuance of common stock in connection with equity award programs	1.0	34	—	—	34
Stock-based compensation expense	—	103	—	—	103
Tax impact related to employee stock-based compensation expense	—	(125)	—	—	(125)
Balance as of March 31, 2024	536.4	33,082	(27,870)	(190)	5,022
Net income	—	—	746	—	746
Other comprehensive income, net of taxes	—	—	—	35	35
Issuance of common stock in connection with equity award programs	0.8	65	—	—	65
Stock-based compensation expense	—	157	—	—	157
Tax impact related to employee stock-based compensation expense	—	(100)	—	—	(100)
Balance as of June 30, 2024	537.2	33,204	(27,124)	(155)	5,925
Net income	—	—	2,830	—	2,830
Other comprehensive loss, net of taxes	—	—	—	(181)	(181)
Dividends declared on common stock ($2.25 per share)	—	—	(1,236)	—	(1,236)
Issuance of common stock in connection with equity award programs	0.3	67	—	—	67
Stock-based compensation expense	—	136	—	—	136
Tax impact related to employee stock-based compensation expense	—	(14)	—	—	(14)
Balance as of September 30, 2024	537.5	$33,393	$(25,530)	$(336)	$7,527

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	534.0	$32,514	$(28,622)	$(231)	$3,661
Net income	—	—	2,841	—	2,841
Other comprehensive loss, net of taxes	—	—	—	(37)	(37)
Dividends declared on common stock ($2.13 per share)	—	—	(1,138)	—	(1,138)
Issuance of common stock in connection with equity award programs	0.3	11	—	—	11
Stock-based compensation expense	—	47	—	—	47
Tax impact related to employee stock-based compensation expense	—	(37)	—	—	(37)
Balance as of March 31, 2023	534.3	32,535	(26,919)	(268)	5,348
Net income	—	—	1,379	—	1,379
Other comprehensive loss, net of taxes	—	—	—	(12)	(12)
Issuance of common stock in connection with equity award programs	0.6	16	—	—	16
Stock-based compensation expense	—	119	—	—	119
Tax impact related to employee stock-based compensation expense	—	(69)	—	—	(69)
Balance as of June 30, 2023	534.9	32,601	(25,540)	(280)	6,781
Net income	—	—	1,730	—	1,730
Other comprehensive income, net of taxes	—	—	—	154	154
Dividends declared on common stock ($2.13 per share)	—	—	(1,161)	—	(1,161)
Issuance of common stock in connection with equity award programs	0.2	33	—	—	33
Stock-based compensation expense	—	124	—	—	124
Tax impact related to employee stock-based compensation expense	—	(5)	—	—	(5)
Balance as of September 30, 2023	535.1	$32,753	$(24,971)	$(126)	$7,656

See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,463	$5,950
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	4,195	2,691
Stock-based compensation expense	396	270
Deferred income taxes	(894)	(650)
Adjustments for equity method investments	(11)	(17)
Gains on equity securities	(717)	(1,304)
Other items, net	1	579
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(32)	(582)
Inventories	2,209	(82)
Other assets	(638)	(332)
Accounts payable	544	(215)
Accrued income taxes, net	(1,064)	998
Long-term tax liabilities	(561)	293
Accrued liabilities	(636)	69
Accrued sales incentives and allowance	536	415
Other liabilities	(72)	(150)
Net cash provided by operating activities	6,719	7,933
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	1,125
Proceeds from maturities of marketable securities	—	550
Purchases of property, plant and equipment	(725)	(863)
Other	81	73
Net cash (used in) provided by investing activities	(644)	885
Cash flows from financing activities:
Net proceeds from issuance of debt	—	23,781
Extinguishment of debt	(659)	(550)
Repayment of debt	(3,600)	(1,454)
Dividends paid	(3,627)	(3,416)
Other	(122)	(67)
Net cash (used in) provided by financing activities	(8,008)	18,294
(Decrease) increase in cash and cash equivalents	(1,933)	27,112
Cash and cash equivalents at beginning of period	10,944	7,629
Cash and cash equivalents at end of period	$9,011	$34,741

See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

1. Summary of significant accounting policies
Business
Amgen Inc. (including its consolidated subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate in one business segment: human therapeutics.
Basis of presentation
The interim unaudited financial information for the three and nine months ended September 30, 2024 and 2023, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization, of $10.3 billion and $9.8 billion as of September 30, 2024 and December 31, 2023, respectively.
Recent accounting pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosure requirements by requiring more detailed information on several income tax disclosures, such as enhancing disclosure of income taxes paid and requiring disaggregation of the effective income tax rate reconciliation. The standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted, and entities may apply the standard prospectively or may elect retrospective application. We are currently evaluating the impact of adopting this new standard on our related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improving Reportable Segment Disclosures, to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and additional interim segment reporting disclosures, including for companies with a single reportable segment. The standard is effective for public business entities for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted, and the standard requires retrospective application to all prior periods presented. We expect the adoption of this new standard to result in incremental disclosures to the notes to our financial statements.

2. Acquisitions
Acquisition of Horizon Therapeutics plc
On October 6, 2023, Amgen completed its acquisition of Horizon by acquiring all of the outstanding shares of Horizon for $116.50 per share in cash, representing a total consideration of approximately $27.8 billion. Horizon is a global biotechnology company focused on the discovery, development and commercialization of medicines that address critical needs of patients impacted by rare, autoimmune and severe inflammatory diseases. The acquisition, which was accounted for as a business combination, aligns with Amgen’s core strategy of delivering innovative medicines that make a significant difference for patients suffering from serious diseases and strengthens Amgen’s leading rare disease portfolio by adding first-in-class, early-in-lifecycle medicines, including TEPEZZA for thyroid eye disease, KRYSTEXXA for chronic refractory gout and UPLIZNA for neuromyelitis optica spectrum disorder. Upon its acquisition, Horizon became a wholly owned subsidiary of Amgen, and its operations have been included in our consolidated financial statements commencing on the acquisition date.
During the nine months ended September 30, 2024, the purchase price allocation of the acquisition was completed and measurement period adjustments were finalized, which included changes to the purchase price allocation that resulted in a net increase of approximately $25 million to goodwill. The measurement period adjustments resulted primarily from adjustments to acquired assets and liabilities, including deferred tax attributes, based on facts and circumstances that existed as of the acquisition date and did not result from events subsequent to the acquisition date. The adjustments did not have a significant impact on Amgen’s results of operations during the nine months ended September 30, 2024, and would not have had a significant impact on prior period results if the adjustments had been made as of the acquisition date.
The following table summarizes the final total consideration and allocated acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments (in millions):

Cash and cash equivalents	$681
Inventories	5,014
Property, plant and equipment, net	318
Finite-lived intangible assets – developed-product-technology rights	19,590
IPR&D	1,060
Goodwill	3,136
Deferred tax asset	795
Deferred tax liability	(2,488)
Other assets and liabilities, net	(273)
Total assets acquired, net of liabilities assumed	$27,833
The $27.8 billion total consideration for this transaction consisted of (i) cash consideration transferred to common shareholders of $26.7 billion; (ii) cash consideration transferred to vested and outstanding stock options, outstanding restricted stock unit (RSU) awards and outstanding performance stock unit (PSU) awards of $523 million; (iii) the fair value of Amgen replacement awards (based on conversion of outstanding employee RSU awards) of $180 million representing noncash consideration; and (iv) a portion of Horizon’s debt, settled by Amgen on the acquisition closing date, of $382 million. Amgen issued 1.7 million replacement equity awards with the original vesting conditions, the fair value of which was determined based on the acquisition date fair value based on the conversion calculation.
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
A deferred tax liability of $2.5 billion was recognized on the temporary differences related to the book bases and tax bases of the acquired identifiable assets and assumed liabilities, primarily driven by the intangible assets acquired, as well as an associated deferred tax asset for anticipatory foreign tax credits of $795 million.
The excess of the acquisition date consideration over the fair values assigned to the assets acquired and the liabilities assumed of $3.1 billion was recorded as goodwill, which is not deductible for tax purposes. The goodwill value represents expected synergies from the marketed products acquired and other benefits.
Supplemental Pro Forma Financial Information
The following table presents the unaudited supplemental pro forma results of a hypothetical combined Amgen and Horizon entity for the three and nine months ended September 30, 2023, as if the acquisition of Horizon had occurred on January 1, 2022 (in millions):

	Three months ended September 30, 2023	Nine months ended September 30, 2023
Total revenues	$7,854	$22,728
Net income	$902	$3,518
The unaudited supplemental pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of Amgen and Horizon. In order to reflect the occurrence of the acquisition on January 1, 2022, the unaudited supplemental pro forma financial information includes adjustments to reflect the following: (i) incremental amortization expense based on the fair values of the identifiable intangible assets and inventory step-up; (ii) the additional interest expense associated with the issuance of debt to finance the acquisition; and (iii) the income tax impact using an estimated effective tax rate applied to the combined entity. The unaudited supplemental pro forma financial information is not necessarily indicative of what the condensed consolidated results of operations would have been had the acquisition been completed on January 1, 2022. In addition, the unaudited supplemental pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

3. Revenues
We operate in one business segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. The majority of ROW revenues relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$683	$362	$1,045	$673	$313	$986
ENBREL	817	8	825	1,026	9	1,035
XGEVA	373	168	541	374	145	519
Repatha	281	286	567	183	223	406
Otezla	460	104	564	462	105	567
TEPEZZA(1)	482	6	488	—	—	—
EVENITY	289	110	399	214	93	307
KYPROLIS	238	140	378	231	118	349
Nplate	345	111	456	322	97	419
Aranesp	105	232	337	107	216	323
KRYSTEXXA(1)	310	—	310	—	—	—
BLINCYTO	237	90	327	147	73	220
Vectibix	132	150	282	116	136	252
TEZSPIRE(2)	269	—	269	161	—	161
Other products(3)	958	405	1,363	675	329	1,004
Total product sales(4)	$5,979	$2,172	8,151	$4,691	$1,857	6,548
Other revenues			352			355
Total revenues			$8,503			$6,903

	Nine months ended September 30,
	2024			2023
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$2,110	$1,099	$3,209	$1,987	$954	$2,941
ENBREL	2,280	21	2,301	2,645	37	2,682
XGEVA	1,138	526	1,664	1,145	440	1,585
Repatha	824	792	1,616	592	626	1,218
Otezla	1,185	317	1,502	1,251	308	1,559
TEPEZZA(1)	1,379	12	1,391	—	—	—
EVENITY	806	326	1,132	570	272	842
KYPROLIS	712	419	1,131	699	354	1,053
Nplate	749	370	1,119	744	347	1,091
Aranesp	296	738	1,034	345	698	1,043
KRYSTEXXA(1)	839	—	839	—	—	—
BLINCYTO	555	280	835	418	202	620
Vectibix	385	414	799	345	388	733
TEZSPIRE(2)	676	—	676	390	—	390
Other products(3)	2,858	1,204	4,062	2,271	1,049	3,320
Total product sales(4)	$16,792	$6,518	23,310	$13,402	$5,675	19,077
Other revenues			1,028			917
Total revenues			$24,338			$19,994
_______
(1)    TEPEZZA and KRYSTEXXA were acquired from the acquisition of Horizon on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(3)    Consists of product sales of our non-principal products.
(4)    Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2024 and 2023.

4. Income taxes
The effective tax rates for the three and nine months ended September 30, 2024, were 8.7% and 9.5%, respectively, compared with 11.1% and 15.0%, respectively, for the corresponding periods in the prior year.
The decrease in our effective tax rate for the three months ended September 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets), partially offset by the quarter-to-date unrealized gains on our strategic equity investments (primarily BeiGene). See Note 6, Investments—BeiGene, Ltd. The decrease in our effective tax rate for the nine months ended September 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets). The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations where the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to a tax incentive grant through 2050. Additionally, the Company’s operations conducted in Singapore are subject to a tax incentive grant through 2036. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%. Additionally, effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Our legal entities in such countries, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income.
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
During the three and nine months ended September 30, 2024, the gross amounts of our UTBs increased by $40 million and $120 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2024, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income (Numerator):
Net income for basic and diluted EPS	$2,830	$1,730	$3,463	$5,950

Shares (Denominator):
Weighted-average shares for basic EPS	537	535	537	535
Effect of dilutive securities	5	3	4	3
Weighted-average shares for diluted EPS	542	538	541	538

Basic EPS	$5.27	$3.23	$6.45	$11.12
Diluted EPS	$5.22	$3.22	$6.40	$11.06
For the three and nine months ended September 30, 2024 and 2023, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are considered available-for-sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$996	$—	$—	$996
Money market mutual funds	7,437	—	—	7,437
Other short-term interest-bearing securities	143	—	—	143
Total interest-bearing securities	$8,576	$—	$—	$8,576

Types of securities as of December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	10,266	—	—	10,266
Other short-term interest-bearing securities	138	—	—	138
Total interest-bearing securities	$10,404	$—	$—	$10,404
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8,576	$10,404
Total interest-bearing securities	$8,576	$10,404
Cash and cash equivalents in the above table excludes bank account cash of $435 million and $540 million as of September 30, 2024 and December 31, 2023, respectively.
All interest-bearing securities as of September 30, 2024 and December 31, 2023, mature in one year or less.
For the three and nine months ended September 30, 2024 and 2023, realized gains and losses on interest-bearing securities were not material. Realized gains and losses on interest-bearing securities are recorded in Other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeiGene, Ltd.
Our ownership interest in BeiGene was approximately 18% as of both September 30, 2024 and December 31, 2023, and the fair values of our investment were $4.3 billion and $3.4 billion, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. In the first quarter of 2023, we began to account for our ownership interest as an equity security with a readily determinable fair value, with changes in fair value recorded in Other income, net, in our Condensed Consolidated Statements of Income. See Note 11, Fair value measurement. During the three months ended September 30, 2024 and 2023, we recognized unrealized gains of $1.6 billion and $30 million, respectively, recorded in Other income, net, in our Condensed Consolidated Statements of Income. During the nine months ended September 30, 2024 and 2023, we recognized unrealized gains of $836 million and $1.2 billion, respectively, recorded in Other income, net, in our Condensed Consolidated Statements of Income.

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
Other equity securities
Excluding our equity investments in BeiGene (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $336 million and $494 million as of September 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024 and 2023, net unrealized gains and losses on these publicly traded securities were not material. Additionally, net realized gains and losses on sales of publicly traded securities for the three and nine months ended September 30, 2024 and 2023, were not material.
We held investments of $318 million and $309 million in equity securities without readily determinable fair values as of September 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024 and 2023, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and nine months ended September 30, 2024 and 2023, were not material.
Equity method investments
Neumora Therapeutics, Inc.
As of September 30, 2024 and December 31, 2023, our ownership interests in Neumora were approximately 22.1% and 23.2%, respectively, and the fair values of our investment were $467 million and $603 million, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other income, net, in our Condensed Consolidated Statements of Income each reporting period. See Note 11, Fair value measurement. We believe the fair value option best reflects the economics of the underlying transaction. During the three months ended September 30, 2024 and 2023, we recognized unrealized gains of $119 million and $153 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized $136 million of unrealized losses and $134 million of unrealized gains, respectively.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $272 million and $251 million as of September 30, 2024 and December 31, 2023, respectively, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2024, unfunded additional commitments to be made for these investments during the next several years amounted to $139 million. For the three and nine months ended September 30, 2024 and 2023, net unrealized gains and losses from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$788	$993
Work in process	4,339	5,747
Finished goods	2,235	2,778
Total inventories	$7,362	$9,518

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at January 1, 2024	$18,629
Adjustments to goodwill resulting from acquisitions (1)	25
Foreign currency translation adjustments	4
Balance at September 30, 2024	$18,658
____________
(1)     For the nine months ended September 30, 2024, adjustments to goodwill consisted of measurement period adjustments related to our Horizon acquisition. See Note 2, Acquisitions.
Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2024			December 31, 2023
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$48,636	$(21,472)	$27,164	$48,631	$(18,049)	$30,582
Licensing rights	3,864	(3,360)	504	3,865	(3,265)	600
Marketing-related rights	1,203	(1,188)	15	1,339	(1,264)	75
Research and development technology rights	1,400	(1,253)	147	1,394	(1,228)	166
Total finite-lived intangible assets	55,103	(27,273)	27,830	55,229	(23,806)	31,423
Indefinite-lived intangible assets:
In-process research and development	1,090	—	1,090	1,218	—	1,218
Total other intangible assets	$56,193	$(27,273)	$28,920	$56,447	$(23,806)	$32,641
Developed-product-technology rights consists of rights related to marketed products. Licensing rights primarily consists of contractual rights to receive future milestone, royalty and profit-sharing payments; capitalized payments to third parties for milestones related to regulatory approvals to commercialize products; and upfront payments associated with royalty obligations for marketed products. Marketing-related rights primarily consists of rights related to the sale and distribution of marketed products. R&D technology rights pertain to technologies used in R&D that have alternative future uses.
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
During the three months ended September 30, 2024 and 2023, we recognized amortization associated with our finite-lived intangible assets of $1.2 billion and $693 million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized amortization associated with our finite-lived intangible assets of $3.6 billion and $2.1 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of September 30, 2024, the total estimated amortization of our finite-lived intangible assets for the remaining three months ending December 31, 2024, and the years ending December 31, 2025, 2026, 2027, 2028 and 2029, are $1.2 billion, $4.5 billion, $3.9 billion, $3.9 billion, $2.9 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2024	December 31, 2023
3.625% notes due 2024 (3.625% 2024 Notes)	$—	$1,400
1.90% notes due 2025 (1.90% 2025 Notes)	500	500
5.25% notes due 2025 (5.25% 2025 Notes)	2,000	2,000
Term loan due April 2025	—	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	835	828
5.507% notes due 2026 (5.507% 2026 Notes)	1,500	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	2,000
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	635	605
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	936	892
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	1,001	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,668	1,803
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	776	949
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,764	2,132
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	890	999
4.20% notes due 2052 (4.20% 2052 Notes)	895	950
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,165	1,200

	September 30, 2024	December 31, 2023
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Unamortized bond discounts, premiums and issuance costs, net	(1,373)	(1,420)
Fair value adjustments	(192)	(314)
Other	27	17
Total carrying value of debt	60,398	64,613
Less current portion	(3,544)	(1,443)
Total long-term debt	$56,854	$63,170
There are no material differences between the effective interest rates and coupon rates of our notes except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loans have an interest rate of three-month SOFR plus 1.225%.
Debt repayments
During the nine months ended September 30, 2024, we repaid the $2.0 billion aggregate principal amount on the Term loan due April 2025, $200 million aggregate principal amount of the Term loan due October 2026 and the $1.4 billion aggregate principal amount of the 3.625% 2024 Notes.
Debt extinguishment
During the nine months ended September 30, 2024, we repurchased an aggregate principal amount of our debt of $875 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $659 million, which resulted in the recognition of a $215 million gain on extinguishment of debt recorded in Other income, net, in the Condensed Consolidated Statements of Income.
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.

10. Stockholders’ equity
Stock repurchase program
During the nine months ended September 30, 2024 and 2023, we did not repurchase shares under our stock repurchase program. As of September 30, 2024, $7.0 billion of authorization remained available under our stock repurchase program.
Dividends
In August 2024, March 2024 and December 2023, our Board of Directors declared quarterly cash dividends of $2.25 per share, which were paid in September 2024, June 2024 and March 2024, respectively. In October 2024, our Board of Directors declared a quarterly cash dividend of $2.25 per share that will be paid in December 2024.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2023	$(298)	$(22)	$31	$(289)
Foreign currency translation adjustments	(24)	—	—	(24)
Unrealized gains	—	178	—	178
Reclassification adjustments into earnings	—	(20)	—	(20)
Other	—	—	(3)	(3)
Income taxes	—	(32)	—	(32)
Balance as of March 31, 2024	(322)	104	28	(190)
Foreign currency translation adjustments	(15)	—	—	(15)
Unrealized gains	—	117	—	117
Reclassification adjustments into earnings	—	(52)	—	(52)
Other	—	—	(1)	(1)
Income taxes	—	(14)	—	(14)
Balance as of June 30, 2024	(337)	155	27	(155)
Foreign currency translation adjustments	71	—	—	71
Unrealized losses	—	(158)	—	(158)
Reclassification adjustments into earnings	—	(166)	—	(166)
Other	—	—	1	1
Income taxes	—	71	—	71
Balance as of September 30, 2024	$(266)	$(98)	$28	$(336)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended September 30,
Components of AOCI	2024	2023	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$45	$33	Product sales
Cross-currency swap contract gains (losses)	121	(86)	Other income, net
	166	(53)	Income before income taxes
	(36)	11	Provision for income taxes
	$130	$(42)	Net income

	Nine months ended September 30,
Components of AOCI	2024	2023	Condensed Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency contract gains	$151	$121	Product sales
Cross-currency swap contract gains (losses)	87	(57)	Other income, net
	238	64	Income before income taxes
	(51)	(14)	Provision for income taxes
	$187	$50	Net income

11. Fair value measurement
To estimate the fair value of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximize the use of observable inputs and minimize the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing an asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the sources of inputs as follows:

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2024, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$996	$—	$996
Money market mutual funds	7,437	—	—	7,437
Other short-term interest-bearing securities	—	143	—	143
Equity securities	5,057	—	—	5,057
Derivatives:
Foreign currency forward contracts	—	99	—	99
Cross-currency swap contracts	—	4	—	4
Interest rate swap contracts	—	9	—	9
Total assets	$12,494	$1,251	$—	$13,745

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$121	$—	$121
Cross-currency swap contracts	—	361	—	361
Interest rate swap contracts	—	404	—	404
Contingent consideration obligations	—	—	112	112
Total liabilities	$—	$886	$112	$998

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2023, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$—	$—	$—
Money market mutual funds	10,266	—	—	10,266
Other short-term interest-bearing securities	—	138	—	138
Equity securities	4,514	—	—	4,514
Derivatives:
Foreign currency forward contracts	—	145	—	145
Cross-currency swap contracts	—	—	—	—
Interest rate swap contracts	—	—	—	—
Total assets	$14,780	$283	$—	$15,063

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$116	$—	$116
Cross-currency swap contracts	—	405	—	405
Interest rate swap contracts	—	571	—	571
Contingent consideration obligations	—	—	96	96
Total liabilities	$—	$1,092	$96	$1,188

Interest-bearing and equity securities
The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeiGene and Neumora, as of September 30, 2024 and December 31, 2023, are based on quoted market prices in active markets, with no valuation adjustment.
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

Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$107	$248	$96	$270
Payments	(2)	(3)	(6)	(7)
Net changes in valuations	7	(147)	22	(165)
Ending balance	$112	$98	$112	$98
As of September 30, 2024 and December 31, 2023, our contingent consideration obligations are primarily the result of our acquisition of Teneobio, Inc. in October 2021, which obligates us to pay the former shareholders payments upon achieving separate development and regulatory milestones with regard to various R&D programs.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimate the fair values of our fixed-rate notes by using Level 2 inputs. As of September 30, 2024 and December 31, 2023, the aggregate fair values of our fixed-rate notes were $58.0 billion and $59.2 billion, respectively, and the carrying values of this debt were $58.6 billion and $60.6 billion, respectively. The estimate of the fair values of our Term loans is approximated as the carrying values as of September 30, 2024 and December 31, 2023 as these debt instruments bear interest at floating rates.
During the nine months ended September 30, 2024 and 2023, there were no transfers of assets or liabilities between fair value measurement levels, and there were no material remeasurements to the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of September 30, 2024 and December 31, 2023, we had outstanding foreign currency forward contracts with aggregate notional amounts of $7.1 billion and $6.6 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we report the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros and pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the terms of the contracts by paying U.S. dollars and receiving euros and pounds sterling. In addition, we will pay U.S. dollars to and receive euros and pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros and pounds sterling to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are reported in AOCI in the Condensed Consolidated Balance Sheets and reclassified to Other income, net, in the Condensed Consolidated Statements of Income in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2024, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the nine months ended September 30, 2024, and amounts expected to be recognized during the subsequent 12 months are not material.

Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2024	2023	2024	2023
Foreign currency forward contracts	$(238)	$198	$87	$222
Cross-currency swap contracts	80	(22)	50	(36)
Forward interest rate contracts	—	—	—	(31)
Total unrealized (losses) gains	$(158)	$176	$137	$155
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified for and were designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate coupons over the terms of the related hedge contracts. As of both September 30, 2024 and December 31, 2023, we had interest rate swap contracts with aggregate notional amounts of $6.7 billion, that hedge certain portions of our long-term debt issuances. During the nine months ended September 30, 2024, interest rate swaps with an aggregate notional amount of $1.4 billion matured in connection with the repayment of the 3.625% 2024 Notes. In addition, we entered into new interest rate swaps with respect to the 5.25% 2033 Notes for an aggregate notional amount of $1.4 billion at an interest rate of SOFR plus 1.8%.
For interest rate swap contracts that qualify for and are designated as fair value hedges, we recognize in Interest expense, net, in the Condensed Consolidated Statements of Income the unrealized gain or loss on the derivative resulting from the change in fair value during the period, as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk. If a hedging relationship involving an interest rate swap contract is terminated, the gain or loss realized on contract termination is recorded as an adjustment to the carrying value of the debt and amortized into Interest expense, net, over the remaining term of the previously hedged debt.
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Current portion of long-term debt	$1,039	$1,441	$39	$41
Long-term debt	$5,307	$4,788	$(231)	$(355)
____________
(1)     Current portion of long-term debt includes $58 million and $69 million of carrying value with discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively. Long-term debt includes $245 million and $288 million of carrying value with discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively.
(2)    Current portion of long-term debt includes $58 million and $69 million of hedging adjustments on discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively. Long-term debt includes $145 million and $188 million of hedging adjustments on discontinued hedging relationships as of September 30, 2024 and December 31, 2023, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,151	$1,830	$(776)	$23,310	$1,288	$(2,408)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$45	$—	$—	$151	$—	$—
Cross-currency swap contracts	$—	$121	$—	$—	$87	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(153)	$—	$—	$(122)
Derivatives designated as hedging instruments	$—	$—	$168	$—	$—	$176

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$6,548	$685	$(759)	$19,077	$2,431	$(2,054)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$33	$—	$—	$121	$—	$—
Cross-currency swap contracts	$—	$(86)	$—	$—	$(57)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$58	$—	$—	$63
Derivatives designated as hedging instruments	$—	$—	$(37)	$—	$—	$5
__________
(1)    Gains (losses) on hedged items do not exactly offset losses (gains) on the related designated hedging instruments due to amortization of the cumulative amounts of fair value hedging adjustments included in the carrying amount of the hedged debt for discontinued hedging relationships and the recognition of gains on terminated hedges when the corresponding hedged item was paid down in the period.
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2024, amounts expected to be recognized into earnings during the subsequent 12 months on our foreign currency and cross-currency swap contracts are not material.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2024 and December 31, 2023, the total notional amounts of these foreign currency forward contracts were $82 million and $457 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2024 and 2023.

Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2024	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$99	Accrued liabilities/ Other noncurrent liabilities	$121
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	4	Accrued liabilities/ Other noncurrent liabilities	361
Interest rate swap contracts	Other current assets/ Other noncurrent assets	9	Accrued liabilities/ Other noncurrent liabilities	404
Total derivatives designated as hedging instruments		112		886
Total derivatives		$112		$886

	Derivative assets		Derivative liabilities
December 31, 2023	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$145	Accrued liabilities/ Other noncurrent liabilities	$116
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	405
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	571
Total derivatives designated as hedging instruments		145		1,092
Total derivatives		$145		$1,092
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of September 30, 2024, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change-in-control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change-in-control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
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
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
Patent Disputes in the International Region
Germany
On October 17, 2024 in Sanofi-Aventis Deutschland GmbH (Sanofi-Aventis) and Regeneron Pharmaceuticals, Inc.’s (Regeneron) actions seeking damages arising from the provisional enforcement of an injunction against PRALUENT®, the Munich Regional Court scheduled a hearing for February 26, 2025.
Unified Patent Court of the European Union
Amgen filed a Statement of Appeal on September 13, 2024, asking the Court of Appeals to the Unified Patent Court (UPC) to set aside the decision of the UPC Central Division revoking Amgen’s European Patent No. 3,666,797 (EP ‘797).
On September 25, 2024, Sanofi Biotechnologies SAS and Regeneron filed a brief seeking to expand the ongoing UPC action, alleging that Amgen’s Repatha infringes a newly-issued patent, European Patent No. 4,252,857, seeking an injunction against the marketing, use, or importation of Repatha in 18 countries (Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, Romania, Slovenia and Sweden) and damages for past infringement.
European Patent Office
The European Patent Office (EPO) Opposition Division will hear argument on Sanofi-Aventis and Regeneron’s opposition against Amgen’s EP ‘797 from March 31 to April 4, 2025.
In Amgen’s opposition before the EPO against Regeneron’s European Patent No. 3,536,712, the Opposition Division will hear argument on March 11 and 12, 2025.

Japan
On September 16, 2024, Amgen filed an appeal brief with the Japanese Intellectual Property High Court, seeking to overturn the Japanese Patent Office’s decision to reject Amgen’s amended patent claims following a remand of the case to the Japanese Patent Office from the Japanese Intellectual Property High Court.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Samsung Bioepis Co. Ltd., et al.
On August 12, 2024, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the U.S. District Court for the District of New Jersey (New Jersey District Court) against Samsung Bioepis Co. Ltd. (Bioepis) and Samsung Biologics Co., Ltd., (Biologics, and collectively with Bioepis, Samsung) based on the submission to the FDA of a Biologics License Application (BLA) seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following 34 patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,058,418; 8,247,210; 8,460,896; 8,680,248; 9,012,178; 9,320,816; 9,328,134; 9,359,435; 9,481,901; 10,106,829; 10,167,492; 10,227,627; 10,421,987; 10,513,723; 10,583,397; 10,655,156; 10,822,630; 10,894,972; 10,907,186; 11,098,079; 11,130,980; 11,254,963; 11,292,829; 11,299,760; 11,384,378; 11,427,848; 11,434,514; 11,634,476; 11,685,772; 11,744,950; and 11,946,085 (collectively, the Asserted Patents). Amgen seeks a judgment from the New Jersey District Court that Samsung has infringed or will infringe one or more claims of each of the Asserted Patents and, based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Samsung’s proposed denosumab biosimilar before expiration of each of the Asserted Patents found infringed. Amgen also seeks monetary remedies for any past acts of infringement. Bioepis filed its Answer and Counterclaims in response to the Complaint on October 1, 2024. Biologic’s response to the Complaint is due on October 28, 2024.
Amgen Inc. et al. v. Fresenius Kabi USA, LLC et al.
On October 4, 2024, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the U.S. District Court for the Northern District of Illinois (Northern Illinois District Court) against Fresenius Kabi USA, LLC, Fresenius SwissBiosim GmbH, Fresenius Kabi Deutschland, GmbH, and Fresenius Kabi Austria GmbH (collectively, Fresenius) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following 33 patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,320,816; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,744,950; 11,786,866; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents). Amgen seeks a judgment from the Northern Illinois District Court that Fresenius has infringed or will infringe one or more claims of each of the Asserted Patents and, based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Fresenius’s proposed denosumab biosimilar before expiration of each of the Asserted Patents found infringed. Amgen also seeks monetary remedies for any past acts of infringement.
PAVBLU™ (formerly ABP 938 (aflibercept-ayyh)) Patent Litigation
On September 23, 2024, the U.S. District Court for the Northern District of West Virginia denied Regeneron’s motion for a preliminary injunction, and Regeneron filed a notice of appeal, a motion to expedite the appeal, and an emergency motion for an injunction pending resolution of the appeal and for an administrative stay with the U.S. Court of Appeals for the Federal Circuit (the Federal Circuit Court). On September 25, 2024, the Federal Circuit Court issued an order temporarily enjoining the launch of PAVBLU on an administrative basis while it considered Regeneron’s motion for an injunction pending appeal. On October 22, 2024, the Federal Circuit Court denied Regeneron’s motion for an injunction pending appeal and lifted the temporary injunction that was entered on September 25, 2024. Amgen’s response brief to the appeal is due on November 4, 2024, Regeneron’s reply brief is due on November 13, 2024 and oral arguments for the appeal will be scheduled for January 2025.
Antitrust Class Actions
Sensipar Antitrust Class Actions
On September 13, 2024, the putative class of direct purchasers of Sensipar (Sensipar Plaintiffs) filed their opening brief in its appeal of the dismissal of its claims by the U.S. District Court for the District of Delaware (Delaware District Court). Amgen has obtained an extension until November 14, 2024 to file its opposing brief. The Sensipar Plaintiffs’ reply is due December 5, 2024.

Regeneron Pharmaceuticals, Inc. Antitrust Action
The trial before the Delaware District Court that had been set to begin on November 12, 2024 was taken off calendar. A new date for the trial has not yet been set. The Delaware District Court set a hearing on November 20, 2024 to hear Amgen’s motion for summary judgment and the parties’ motions to exclude expert testimony.
CareFirst of Maryland Antitrust Class Action
On August 6, 2024, CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., and CareFirst BlueChoice, Inc. (collectively, CareFirst), filed a class action antitrust lawsuit against Amgen Inc., Amgen Manufacturing, Limited (corrected to Amgen Manufacturing Limited LLC in CareFirst’s amended complaint on October 11, 2024), and Immunex Corporation in the U.S. District Court for the Eastern District of Virginia, alleging federal and state antitrust claims and state consumer protection claims. The plaintiffs allege that, in 2004, Amgen entered into an anticompetitive agreement with certain F. Hoffman-La Roche AG entities (Roche) and other parties that provided Amgen with rights to Roche’s patents in a manner that enabled Amgen to allegedly unlawfully extend the life of patents applicable to ENBREL and, thereby, delay biosimilar entry. Amgen’s response to the complaint is due on November 4, 2024.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
On September 30, 2024, the U.S. District Court for the Southern District of New York denied Amgen’s motion to dismiss. Amgen's response to the complaint is due on November 20, 2024.
Shareholder Derivative Litigation (Hamilton)
On October 16, 2024, David Hamilton filed a derivative action captioned David Hamilton v. Robert A. Bradway, et al., No. 2024-1063 (Del. Chan. Ct. Oct. 16, 2024), purportedly on behalf of Amgen, against Amgen, Robert Bradway, Peter Griffith and Amgen’s Board members during the relevant time period. The action was filed in the Delaware Chancery Court. The complaint in this matter alleges claims for breach of fiduciary duty and unjust enrichment. The factual allegations that form the basis for these claims are fundamentally the same as those asserted by the Roofers Local No. 149 Pension Fund on March 13, 2023 (alleging false and misleading statements and omissions made from July 29, 2020 through April 27, 2022 relating to Amgen’s tax liabilities, business and finances, and the adequacy and maintenance of its internal controls).
ChemoCentryx, Inc. Securities Matters
On September 10, 2024, the U.S. District Court for the Northern District of California granted an administrative motion to extend certain case schedule deadlines, including setting the expert discovery cutoff to December 20, 2024 and setting the deadlines for summary judgment motions on April 4, 2025, summary judgment oppositions on April 25, 2025, and summary judgment replies on May 9, 2025. Trial is set for September 2025.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one business segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Our principal products are Prolia, ENBREL, XGEVA, Repatha, Otezla, TEPEZZA, EVENITY, KYPROLIS, Nplate, Aranesp, KRYSTEXXA, BLINCYTO, Vectibix and TEZSPIRE. We also market a number of other products, including but not limited to MVASI, AMJEVITA/AMGEVITA, Neulasta, RAVICTI, Parsabiv, UPLIZNA, LUMAKRAS/LUMYKRAS, Aimovig, TAVNEOS, PROCYSBI, EPOGEN and IMDELLTRA.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, higher interest rates and instability in the financial system, as well as rising healthcare costs continue to pose challenges to our business. Further, ongoing geopolitical conflicts continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines. Moreover, provisions of the IRA, as well as the 340B Drug Pricing Program, have affected, and are likely to continue to affect, our business. Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales but have generally not been significant to date when comparing full-year product performance to the prior year. See Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
Following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2024. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024.
Products/Pipeline
TEPEZZA
In September 2024, we announced TEPEZZA was approved for the treatment of active or high clinical activity score (CAS) thyroid eye disease (TED) in Japan.
UPLIZNA
In September 2024, we announced top-line results of the Phase 3 MINT trial of UPLIZNA, an anti-CD19 humanized monoclonal antibody. MINT is a Phase 3, randomized, placebo-controlled, double-blind trial assessing the efficacy and safety of UPLIZNA in patients with generalized myasthenia gravis (gMG). The trial met its primary endpoint, with a statistically significant change from baseline in Myasthenia Gravis Activities of Daily Living (MG-ADL) score for UPLIZNA compared with placebo at week 26 of the combined patient population. UPLIZNA demonstrated a statistically significant and clinically meaningful change from baseline compared to placebo for four out of five key secondary endpoints. The overall safety results during the placebo-controlled period of the trial were consistent with the known safety profile of UPLIZNA.
Rocatinlimab
In September 2024, we announced top-line results of the Phase 3 ROCKET HORIZON trial of rocatinlimab, an investigational therapy targeting the OX40 receptor. ROCKET HORIZON is a Phase 3, randomized, placebo-controlled, double-blind trial assessing the efficacy, safety and tolerability of rocatinlimab monotherapy in adults with moderate to severe atopic dermatitis. The study met its co-primary endpoints and reached statistically significant difference from placebo for all key secondary endpoints. Overall safety findings in the study were comparable to those seen in the Phase 2b study.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Product sales
U.S.	$5,979	$4,691	27%	$16,792	$13,402	25%
ROW	2,172	1,857	17%	6,518	5,675	15%
Total product sales	8,151	6,548	24%	23,310	19,077	22%
Other revenues	352	355	(1)%	1,028	917	12%
Total revenues	$8,503	$6,903	23%	$24,338	$19,994	22%
Operating expenses	$6,456	$4,882	32%	$19,391	$13,368	45%
Operating income	$2,047	$2,021	1%	$4,947	$6,626	(25)%
Net income	$2,830	$1,730	64%	$3,463	$5,950	(42)%
Diluted EPS	$5.22	$3.22	62%	$6.40	$11.06	(42)%
Diluted shares	542	538	1%	541	538	1%
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
Total product sales increased 24% and 22% for the three and nine months ended September 30, 2024, respectively, primarily driven by volume growth of 29% and 27%, respectively, partially offset by declines in net selling price of 2% and 3%, respectively.

For the three months ended September 30, 2024, U.S. volume grew 34% and ROW volume grew 18%. Product sales from acquired Horizon products contributed $1.1 billion, with volume growth of 12% from our other brands, including Repatha, TEZSPIRE, EVENITY, BLINCYTO and Prolia.
For the nine months ended September 30, 2024, U.S. volume grew 31% and ROW volume grew 17%. Product sales from acquired Horizon products contributed $3.1 billion, with volume growth of 10% from our other brands, including Repatha, TEZSPIRE, EVENITY, Prolia and BLINCYTO.
For the remainder of 2024, we expect product sales growth from acquired Horizon products and volume growth from our other brands to be partially offset by net selling price declines on a year-over-year basis at a portfolio level.
Uncertain macroeconomic conditions, changes in the healthcare ecosystem and geopolitical conflicts have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to curb high inflation, provisions of the IRA, the 340B Drug Pricing Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
Other revenues remained relatively unchanged for the three months ended September 30, 2024. Other revenues increased for the nine months ended September 30, 2024, driven by higher royalty income and corporate partner revenue from licensed products.
Operating expenses increased for the three and nine months ended September 30, 2024, primarily driven by higher amortization expense from Horizon acquisition-related assets and expenses from the acquired Horizon business.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Prolia	$1,045	$986	6%	$3,209	$2,941	9%
ENBREL	825	1,035	(20)%	2,301	2,682	(14)%
XGEVA	541	519	4%	1,664	1,585	5%
Repatha	567	406	40%	1,616	1,218	33%
Otezla	564	567	(1)%	1,502	1,559	(4)%
TEPEZZA(1)	488	—	N/A	1,391	—	N/A
EVENITY	399	307	30%	1,132	842	34%
KYPROLIS	378	349	8%	1,131	1,053	7%
Nplate	456	419	9%	1,119	1,091	3%
Aranesp	337	323	4%	1,034	1,043	(1)%
KRYSTEXXA(1)	310	—	N/A	839	—	N/A
BLINCYTO	327	220	49%	835	620	35%
Vectibix	282	252	12%	799	733	9%
TEZSPIRE(2)	269	161	67%	676	390	73%
Other products(3)	1,363	1,004	36%	4,062	3,320	22%
Total product sales	$8,151	$6,548	24%	$23,310	$19,077	22%
N/A = not applicable
____________
(1)    TEPEZZA and KRYSTEXXA were acquired from the acquisition of Horizon on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(3)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2023: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Prolia — U.S.	$683	$673	1%	$2,110	$1,987	6%
Prolia — ROW	362	313	16%	1,099	954	15%
Total Prolia	$1,045	$986	6%	$3,209	$2,941	9%
The increase in global Prolia sales for the three months ended September 30, 2024 was driven by volume growth of 9%,

partially offset by lower inventory.
The increase in global Prolia sales for the nine months ended September 30, 2024 was driven by volume growth.
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
For a discussion of litigation related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
ENBREL — U.S.	$817	$1,026	(20)%	$2,280	$2,645	(14)%
ENBREL — Canada	8	9	(11)%	21	37	(43)%
Total ENBREL	$825	$1,035	(20)%	$2,301	$2,682	(14)%
The decrease in ENBREL sales for the three months ended September 30, 2024 was primarily driven by unfavorable changes to estimated sales deductions of 13% and lower net selling price of 12%.
The decrease in ENBREL sales for the nine months ended September 30, 2024 was driven by lower net selling price. Going forward, we expect relatively flat volumes with continued declines in net selling price, including the impact from the IRA Medicare Part D price set by CMS beginning in 2026.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
XGEVA — U.S.	$373	$374	0%	$1,138	$1,145	(1)%
XGEVA — ROW	168	145	16%	526	440	20%
Total XGEVA	$541	$519	4%	$1,664	$1,585	5%
The increase in global XGEVA sales for the three and nine months ended September 30, 2024 was driven by higher net selling price.
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
For a discussion of litigation related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Repatha — U.S.	$281	$183	54%	$824	$592	39%
Repatha — ROW	286	223	28%	792	626	27%
Total Repatha	$567	$406	40%	$1,616	$1,218	33%
The increase in global Repatha sales for the three months ended September 30, 2024 was driven by volume growth of 41% and favorable changes to estimated sales deductions of 8%, partially offset by lower net selling price of 10%.
The increase in global Repatha sales for the nine months ended September 30, 2024 was driven by volume growth of 44%, partially offset by lower net selling price of 13%.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Otezla — U.S.	$460	$462	0%	$1,185	$1,251	(5)%
Otezla — ROW	104	105	(1)%	317	308	3%
Total Otezla	$564	$567	(1)%	$1,502	$1,559	(4)%
The decrease in global Otezla sales for the three months ended September 30, 2024 was primarily driven by lower net selling price of 7%, partially offset by volume growth of 5%.
The decrease in global Otezla sales for the nine months ended September 30, 2024 was driven by lower net selling price of 8%, partially offset by higher inventory of 3% and volume growth of 2%.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
TEPEZZA — U.S.	$482	$—	N/A	$1,379	$—	N/A
TEPEZZA — ROW	6	—	N/A	12	—	N/A
Total TEPEZZA	$488	$—	N/A	$1,391	$—	N/A
N/A = not applicable
TEPEZZA was acquired on October 6, 2023 from our Horizon acquisition and generated $488 million and $1.4 billion in product sales for the three and nine months ended September 30, 2024, respectively. As TEPEZZA was acquired on October 6, 2023, there were no recorded product sales for the comparative prior periods.

EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
EVENITY — U.S.	$289	$214	35%	$806	$570	41%
EVENITY — ROW	110	93	18%	326	272	20%
Total EVENITY	$399	$307	30%	$1,132	$842	34%
The increase in global EVENITY sales for the three and nine months ended September 30, 2024 was driven by volume growth.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
KYPROLIS — U.S.	$238	$231	3%	$712	$699	2%
KYPROLIS — ROW	140	118	19%	419	354	18%
Total KYPROLIS	$378	$349	8%	$1,131	$1,053	7%
The increase in global KYPROLIS sales for the three and nine months ended September 30, 2024 was primarily driven by volume growth outside the United States.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Nplate — U.S.	$345	$322	7%	$749	$744	1%
Nplate — ROW	111	97	14%	370	347	7%
Total Nplate	$456	$419	9%	$1,119	$1,091	3%
Global Nplate sales for the three months ended September 30, 2024 increased 9% and included U.S. government orders of $128 million and $142 million for the three months ended September 30, 2024 and 2023, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 18% for the three months ended September 30, 2024, driven by volume growth of 14% and higher net selling price.
Global Nplate sales for the nine months ended September 30, 2024 increased 3% and included U.S. government orders of $128 million and $224 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 14% for the nine months ended September 30, 2024, driven by volume growth of 9% and higher net selling price.

Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Aranesp — U.S.	$105	$107	(2)%	$296	$345	(14)%
Aranesp — ROW	232	216	7%	738	698	6%
Total Aranesp	$337	$323	4%	$1,034	$1,043	(1)%
The increase in global Aranesp sales for the three months ended September 30, 2024 was driven by volume growth outside the United States.
The decrease in global Aranesp sales for the nine months ended September 30, 2024 was driven by unfavorable changes to estimated sales deductions and unfavorable changes to foreign currency exchange rates, partially offset by volume growth outside the United States.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
KRYSTEXXA — U.S.	$310	$—	N/A	$839	$—	N/A
KRYSTEXXA — ROW	—	—	N/A	—	—	N/A
Total KRYSTEXXA	$310	$—	N/A	$839	$—	N/A
N/A = not applicable
KRYSTEXXA was acquired on October 6, 2023 from our Horizon acquisition and generated $310 million and $839 million in product sales for the three and nine months ended September 30, 2024, respectively. As KRYSTEXXA was acquired on October 6, 2023, there were no recorded product sales for the comparative prior periods.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
BLINCYTO — U.S.	$237	$147	61%	$555	$418	33%
BLINCYTO — ROW	90	73	23%	280	202	39%
Total BLINCYTO	$327	$220	49%	$835	$620	35%
The increase in global BLINCYTO sales for the three and nine months ended September 30, 2024 was primarily driven by volume growth.

Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Vectibix — U.S.	$132	$116	14%	$385	$345	12%
Vectibix — ROW	150	136	10%	414	388	7%
Total Vectibix	$282	$252	12%	$799	$733	9%
The increase in global Vectibix sales for the three and nine months ended September 30, 2024 was primarily driven by volume growth.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
TEZSPIRE — U.S.	$269	$161	67%	$676	$390	73%
The increase in TEZSPIRE sales for the three and nine months ended September 30, 2024 was primarily driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
MVASI — U.S.	$136	$140	(3)%	$341	$384	(11)%
MVASI — ROW	59	73	(19)%	213	228	(7)%
AMJEVITA — U.S.	28	23	22%	49	93	(47)%
AMGEVITA — ROW	138	129	7%	418	373	12%
Neulasta — U.S.	84	92	(9)%	246	502	(51)%
Neulasta — ROW	26	32	(19)%	87	107	(19)%
RAVICTI — U.S.(1)	98	—	N/A	286	—	N/A
RAVICTI — ROW(1)	9	—	N/A	12	—	N/A
Parsabiv — U.S.	32	59	(46)%	164	171	(4)%
Parsabiv — ROW	38	36	6%	117	102	15%
UPLIZNA — U.S.(1)	74	—	N/A	221	—	N/A
UPLIZNA — ROW(1)	32	—	N/A	57	—	N/A
LUMAKRAS — U.S.	53	48	10%	161	146	10%
LUMYKRAS — ROW	45	4	*	104	57	82%
Aimovig — U.S.	77	88	(13)%	222	230	(3)%
Aimovig — ROW	5	6	(17)%	15	15	—%
TAVNEOS — U.S.	74	32	*	180	84	*
TAVNEOS — ROW	6	5	20%	22	6	*
PROCYSBI — U.S.(1)	57	—	N/A	160	—	N/A
PROCYSBI — ROW(1)	1	—	N/A	6	—	N/A
EPOGEN — U.S.	33	50	(34)%	106	171	(38)%
IMDELLTRA — U.S.	36	—	N/A	48	—	N/A
Other — U.S.(2)	176	143	23%	674	490	38%
Other — ROW(2)	46	44	5%	153	161	(5)%
Total other products	$1,363	$1,004	36%	$4,062	$3,320	22%
Total U.S. — other products	$958	$675	42%	$2,858	$2,271	26%
Total ROW — other products	405	329	23%	1,204	1,049	15%
Total other products	$1,363	$1,004	36%	$4,062	$3,320	22%
N/A = not applicable
* Change in excess of 100%
____________
(1)    RAVICTI, UPLIZNA and PROCYSBI were acquired from our Horizon acquisition on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    Consists of product sales from (i) KANJINTI, RIABNI, Corlanor, AVSOLA, NEUPOGEN, IMLYGIC, BEKEMV, WEZLANA/WEZENLA and Sensipar/Mimpara; and (ii) ACTIMMUNE, RAYOS, BUPHENYL, QUINSAIR, PENNSAID and DUEXIS in the periods after our Horizon acquisition on October 6, 2023.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Cost of sales	$3,310	$1,806	83%	$9,746	$5,339	83%
% of product sales	40.6%	27.6%		41.8%	28.0%
% of total revenues	38.9%	26.2%		40.0%	26.7%
Research and development	$1,450	$1,079	34%	$4,240	$3,250	30%
% of product sales	17.8%	16.5%		18.2%	17.0%
% of total revenues	17.1%	15.6%		17.4%	16.3%
Selling, general and administrative	$1,625	$1,353	20%	$5,218	$3,905	34%
% of product sales	19.9%	20.7%		22.4%	20.5%
% of total revenues	19.1%	19.6%		21.4%	19.5%
Other	$71	$644	(89)%	$187	$874	(79)%
Total operating expenses	$6,456	$4,882	32%	$19,391	$13,368	45%
Cost of sales
Cost of sales increased to 38.9% and 40.0% of total revenues for the three and nine months ended September 30, 2024, respectively, driven by higher amortization expense from Horizon acquisition-related assets and, to a lesser extent, higher royalty and profit share expense. The increase for the nine months ended September 30, 2024 was partially offset by the prior year impact of the 2022 Puerto Rico tax law change, which replaced an excise tax with an income tax beginning in 2023. See Note 4, Income taxes, to the condensed consolidated financial statements.
Research and development
The increase in R&D expense for the three and nine months ended September 30, 2024, was driven by higher spend in later-stage clinical programs, marketed product support and research and early pipeline, including Horizon-acquired programs. We expect to continue to grow our spend on later-stage clinical programs as we advance our pipeline.
Selling, general and administrative
The increase in SG&A expense for the three months ended September 30, 2024, was primarily driven by commercial expenses related to Horizon-acquired products.
The increase in SG&A expense for the nine months ended September 30, 2024, was driven by expenses from the acquired Horizon business and other commercial expenses.
Other
Other operating expenses for the three and nine months ended September 30, 2024, consisted primarily of impairment charges associated with IPR&D assets and changes in the fair values of contingent consideration liabilities, both related to our Teneobio, Inc. acquisition from 2021.
Other operating expenses for the three and nine months ended September 30, 2023, consisted of a net impairment charge resulting from the termination of AMG 340 and expenses related to our restructuring plan initiated in the first quarter of 2023.

Nonoperating expense/income and income taxes
Nonoperating expense/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense, net	$(776)	$(759)	$(2,408)	$(2,054)
Other income, net	$1,830	$685	$1,288	$2,431
Provision for income taxes	$271	$217	$364	$1,053
Effective tax rate	8.7%	11.1%	9.5%	15.0%
Interest expense, net
Interest expense, net, remained relatively unchanged for the three months ended September 30, 2024. The increase in Interest expense, net, for the nine months ended September 30, 2024, was primarily due to higher average debt outstanding and higher weighted-average fixed and floating interest rates on the debt.
Other income, net
The increase in Other income, net, for the three months ended September 30, 2024, was primarily due to higher unrealized gains on our strategic equity investments, primarily BeiGene, partially offset by reduced interest income as a result of lower average cash balances.
The decrease in Other income, net, for the nine months ended September 30, 2024, was primarily due to lower current year net unrealized gains on our strategic equity investments, primarily BeiGene, and reduced interest income as a result of lower average cash balances. Prior period net gains on our strategic equity investments were principally composed of amounts recognized on our BeiGene investment in the first quarter of 2023 as a result of a change from the equity method of accounting to recording this investment at fair value with changes in fair value recognized in earnings. See Note 6, Investments, to the condensed consolidated financial statements.

Income taxes
The decrease in our effective tax rate for the three months ended September 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets), partially offset by the quarter-to-date unrealized gains on our strategic equity investments (primarily BeiGene). See Note 6, Investments—BeiGene, Ltd., to the condensed consolidated financial statements. The decrease in our effective tax rate for the nine months ended September 30, 2024, was primarily due to the earnings mix as a result of the inclusion of the Horizon business (including the amortization of Horizon acquired assets).
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

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$9,011	$10,944
Total assets	$90,883	$97,154
Current portion of long-term debt	$3,544	$1,443
Long-term debt	$56,854	$63,170
Stockholders’ equity	$7,527	$6,232
Cash and cash equivalents
Our balance of cash and cash equivalents was $9.0 billion as of September 30, 2024. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

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
In August 2024, March 2024 and December 2023, our Board of Directors declared quarterly cash dividends of $2.25 per share of common stock, which were paid in September 2024, June 2024 and March 2024, respectively, and was an increase of 6% over the quarterly cash dividends paid each quarter in 2023. In October 2024, our Board of Directors declared a quarterly cash dividend of $2.25 per share of common stock that will be paid in December 2024.
During the nine months ended September 30, 2024, we did not repurchase any of our common stock under our stock repurchase program. As of September 30, 2024, $7.0 billion of authorization remained available under our stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2024 and December 31, 2023. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our strong financial position.
During the nine months ended September 30, 2024 and 2023, debt repayments totaled $3.6 billion and $1.5 billion, respectively. In addition, we opportunistically repurchase our debt when market conditions are favorable. During the nine months ended September 30, 2024 and 2023, we paid $659 million and $550 million, respectively, to extinguish principal amounts of debt of $875 million and $739 million, respectively.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of September 30, 2024.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$6,719	$7,933
Net cash (used in) provided by investing activities	$(644)	$885
Net cash (used in) provided by financing activities	$(8,008)	$18,294
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2024, decreased compared with the prior year period due to the timing of repatriation and income tax payments to the IRS, partially offset by higher net income after adjustments for noncash items and timing of working capital.
Investing
Cash used in investing activities during the nine months ended September 30, 2024, was primarily due to capital expenditures of $725 million, including construction costs of new plants in North Carolina and Ohio. Cash provided by investing activities during the nine months ended September 30, 2023, was primarily due to net cash inflows from sales and maturities of marketable securities of $1.7 billion, partially offset by capital expenditures of $863 million, including construction costs of new plants in North Carolina and Ohio. We currently estimate full year 2024 spending on capital projects to be approximately $1.3 billion.
Financing
Cash used in financing activities during the nine months ended September 30, 2024, was primarily due to the payment of dividends of $3.6 billion and the repayment and extinguishment of debt of $3.6 billion and $659 million, respectively. Cash provided by financing activities during the nine months ended September 30, 2023, was primarily due to proceeds from the issuance of debt of $23.8 billion, partially offset by the payment of dividends of $3.4 billion, as well as the repayment and extinguishment of debt of $1.5 billion and $550 million, respectively. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

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
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023, and is incorporated herein by reference. There were no material changes during the nine months ended September 30, 2024, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Management determined that as of September 30, 2024, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase across the markets we serve. Payers are increasingly focused on costs, which have resulted, and are expected to continue to result, in lower reimbursement rates for our products or narrower populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law that attempt to lower drug prices. These include the IRA law that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater portion of the costs to manufacturers and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. In March 2024, the Administration released its budget plan for fiscal year 2025 that included proposals to expand the IRA’s drug price setting to more drugs and sooner after launch and making IRA Inflation Penalties applicable to commercial health insurance. Government actions or ballot initiatives at the state level also represent a highly active area of policymaking and experimentation, including proposals that limit drug reimbursement under state run Medicaid programs based on decisions of drug affordability boards, use of reference prices, or permitting importation of drugs from Canada. Such state policies may also eventually be adopted at the federal level.
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

—Changing U.S. federal coverage and reimbursement policies and practices have affected and are likely to continue to affect access to, pricing of and sales of our products
A substantial portion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2023. Our business has been and will continue to be affected by legislative actions changing U.S. federal reimbursement policy. For example, in 2022, the IRA was enacted and includes provisions requiring that beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that by 2031 approximately 100 drugs could be subject to such set prices). The Medicare price setting process began in August 2023 when CMS announced the first 10 drugs for Medicare price setting, which includes ENBREL, currently a product that generates considerable revenue. Effective July 30, 2024, CMS set a price for ENBREL in Medicare Part D, applicable beginning on January 1, 2026, which we expect will negatively impact its profitability. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales—ENBREL. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting. If other of our medicines are selected by CMS for mandatory Medicare price setting, we may be required to accept a price set by the government for Medicare similar to the process that was applied to ENBREL. Also under the IRA, starting on January 1, 2024, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance will be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on certain drugs). Further, the IRA created a mechanism for CMS to collect rebates from manufacturers if price increases outpace inflation. Rebate obligations began to accrue October 1, 2022 for Medicare Part D and January 1, 2023 for Medicare Part B, but CMS has not yet issued invoices and has some discretion as to when to issue such invoices to manufacturers. We expect that several of our products will be subject to these inflation rebates, and several of our products have been on lists that are issued and updated on a quarterly basis by CMS under a related program under which Medicare beneficiaries are charged reduced coinsurance if price increases exceed inflation. The IRA’s drug pricing controls and Medicare redesign are likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for mandatory price setting and the timing of market entry of generic or biosimilar competition. Further, following the passage of the IRA, the environment remains dynamic and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for reference products on formularies in 2025. In early 2023, the HHS selected new healthcare payment and delivery models for testing, in response to an October 2022 Executive Order on Lowering Prescription Drug Costs for Americans, including the Accelerating Clinical Evidence Model, which could introduce new payment methods that reduce reimbursement for drugs approved under accelerated approval. That Executive Order followed a 2021 Executive Order designed to increase competition in the healthcare sector, including by calling for the FDA to work with states that seek to develop prescription drug importation programs and the FTC to apply greater scrutiny of anticompetitive activity and responses to which include actions from the HHS (which released a report with drug pricing proposals that seek to promote competition) and from the U.S. Patent and Trademark Office (which has taken steps to strengthen coordination with the FDA to address perceived impediments to generic drug and biosimilar competition). Other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed. In the fourth quarter of 2021, HHS released a plan to address drug pricing that included potential future mandatory models that link payment for prescription drugs and biologics to certain factors, including the overall cost of care. In March 2024, the Administration released its budget plan for fiscal year 2025 that included proposals to expand the number of drugs subject to mandatory Medicare price setting under the IRA, imposing such price setting activity earlier, and extending to commercial health insurance the requirement that drug manufacturers pay rebates if price increases outpace inflation. While those proposed expansions of the IRA’s drug pricing controls have not been enacted, the proposals demonstrate that this area continues to be a focus of the Administration.
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

—Changing reimbursement and pricing actions in various states have negatively affected and may continue to negatively affect access to, and have affected and may continue to affect sales of, our products
At the state level, legislation, government actions, and ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws have added complexity to the pricing of drugs and may already be affecting industry pricing decisions. A number of states have adopted, and many other states are considering, PDABs, drug importation programs, reference pricing schemes, and other pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases.
States are also enacting laws referencing the IRA and seeking to regulate the 340B Drug Pricing Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDAB to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2024, no fewer than 17 states introduced PDAB legislation. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. In August 2023, the Colorado PDAB announced the first five drugs to undergo an affordability review, three of which, including ENBREL, have since been deemed “unaffordable” and will be subject to rulemaking to establish an Upper Payment Limit (UPL). For ENBREL, a UPL could be effective as soon as the third quarter of 2025. Further, Louisiana, Arkansas, West Virginia, Minnesota, Kansas, Mississippi, Missouri and Maryland have enacted laws with mandates on manufacturers participating in the 340B drug pricing program, and, thus far in 2024, no fewer than 25 states have considered similar legislation. These bills vary, but include provisions on restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. In March 2024, the U.S. Court of Appeals for the 8th Circuit ruled that Arkansas’ Act 1103, which prohibits drugmakers from restricting the acquisition or delivery of 340B drugs to covered entities and their contract pharmacies, was not preempted by the federal 340B statute. The decision could increase the number of states that will consider similar legislation. In July 2024, the U.S. District Court for the Southern District of Mississippi denied motions for a preliminary injunction in two cases challenging a similar law in Mississippi, finding that neither plaintiff had demonstrated a substantial likelihood of success on the merits. These orders are being appealed at the U.S. Court of Appeals for the 5th Circuit. In September 2024, the U.S. District Court for the Western District of Louisiana dismissed a lawsuit challenging Louisiana’s 340B contract pharmacy mandate law, and the U.S. District Court for the District of Maryland denied a motion for preliminary injunction challenging a similar law in Maryland. These lawsuits challenging states on their 340B contract pharmacy laws are subsequent to Genesis Health Care, Inc. v. Becerra, where the U.S. District Court for the District of South Carolina issued an order in November 2023 that enjoins the Health Resources and Services Administration from enforcing its more restrictive interpretation of what is considered a patient under the 340B program, to the potential benefit of healthcare systems seeking to expand the application of 340B discounts.
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
—U.S. commercial payer actions have affected and may continue to affect access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, increasingly seek ways to reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payers may affect these trends. For example, CMS finalized a policy for plan years starting on or after January 1, 2021 that has caused commercial payers to more widely adopt co-pay accumulator adjustment programs. While the U.S. District Court for the District of Columbia struck down this policy in September 2023 and further clarified in December 2023 that its ruling had the effect of reinstating the co-pay accumulator adjustment policy from 2020, CMS and HHS have signaled that they do not intend to enforce certain restrictions from the 2020 policy that would reduce the adoption of co-pay accumulator adjustment programs, and CMS has indicated that the issue will be addressed in future rulemaking. Payers, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, and to also impose restrictions on access to or usage of our products (such as Step Therapy), require that patients receive the payer’s prior authorization before covering the product, and/or chosen to exclude certain indications for which our products are approved. For example, some payers require physicians to demonstrate or document that the patients for whom Repatha has been prescribed meet their utilization criteria, and these requirements have served to limit and may continue to limit patient access to Repatha treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha by providing greater discounts and rebates to payers (including PBMs that administer Medicare Part D prescription drug plans), and in response to a very high percentage of Medicare patients abandoning their Repatha prescriptions rather than paying their co-pay, we introduced a set of new National Drug Codes to make Repatha available at a lower list price. However, affordability of patient out-of-pocket co-pay cost has limited and may continue to limit patient use. Further, despite these net and list price reductions, some payers have restricted, and may continue to restrict, patient access and may seek further discounts or rebates or take other actions, such as changing formulary coverage for Repatha, that could reduce our sales of Repatha. These factors have limited, and may continue to limit, patient affordability and use, negatively affecting Repatha sales.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, as of the beginning of 2024, the top five integrated health plans and PBMs controlled about 92% of all pharmacy prescriptions. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top five integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, in June 2022, the FTC launched an inquiry into the business practices of PBMs and subsequently expanded the investigation to the three rebate management organizations owned by the three largest PBMs, and in September 2024, the FTC brought action against the three largest PBMs alleging anticompetitive and unfair rebating practices. In addition, multiple Congressional Committees are investigating PBM practices and have also proposed legislation that could increase transparency and reporting of these practices and/or impact rebates and service fees. The results of such inquiries could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
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
Our information technology systems are highly integrated into our business, including our R&D efforts, our clinical and commercial manufacturing processes and our product sales and distribution processes. Further, as the majority of our employees work remotely for some portion of their jobs in our hybrid work environment, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase. Remote and hybrid working arrangements, including those of many third-party providers, can increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The complexity and interconnected nature of software, hardware and our systems make them vulnerable to breakdown or other service interruptions, and to software errors or defects, misconfiguration and other security vulnerabilities. For example, in July 2024, businesses worldwide were affected by an information technology outage due to a faulty software update issued by a cybersecurity firm. Although our systems and operations were temporarily affected by the outage, the impact of this firm’s faulty update on the Company was immaterial to our business operations. However, there can be no assurance that a future similar incident would not result in a material adverse effect on our business or results of operations. Upgrades or changes to our systems or the software that we use have resulted and we expect, in the future, will result in the introduction of new cybersecurity vulnerabilities and risks. In 2022, we identified a number of security vulnerabilities introduced into our information systems as a result of flaws that we subsequently identified in software that we had purchased and installed, and these flaws required that we apply emergency patches to certain of our systems. While we did not experience any significant adverse effects as a result of these vulnerabilities, there can be no assurance that we will timely identify and address future vulnerabilities. Our systems are also subject to frequent perimeter network reconnaissance and scanning, phishing and other cyberattacks. For example, as a result of our cybersecurity monitoring of the Horizon legacy information systems, we detected phishing activity in the accounts of two Horizon executives. These accounts were de-activated, the incidents were investigated and the determination was made separately by both our internal cybersecurity team and our external digital forensics and incident response supplier that no confidential information had been exfiltrated. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect and increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, which can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering/phishing.

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
Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to collect, process, store, manage or transmit such data, which have increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. Malicious actors, including those working under state-sponsored campaigns, have sought employment, often in remote information technology roles, as a means to gain inside access at targeted companies. In the third quarter of 2024, an individual used fraudulent identification in connection with their hiring by the Company. While the individual was detected and terminated before any data was extracted or malware installed, there can be no assurance that future attempts by similar actors will be unsuccessful. System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers have constituted a substantial share of the information security risks that have affected us. For example, in the first half of 2021, a supplier experienced a data breach in which an unauthorized third party acquired access to certain information provided to the supplier in the course of its provision of services to us, including business documents and certain personally identifiable patient information (not including social security or other financial or health insurance information). As required, we promptly notified the applicable state attorneys general and the individuals whose personally identifiable information was affected of this data breach at the supplier. In the third quarter of 2022, another service provider experienced a similar cybersecurity breach in which an attacker exfiltrated certain data (including non-significant Amgen data) from the service provider’s systems. Additionally, in April 2024, one of our former vendors notified us that its subsidiary that had provided us with certain patient support services until mid-2022, experienced a cybersecurity incident that it discovered in February 2024 and that data containing individually identifiable health information of over 1.7 million Amgen patients (that was retained as required by FDA regulations) was involved in the incident. Pursuant to the Health Breach Notification Rule requirements, we notified the FTC of this incident. Although these supplier data breaches have not resulted in material adverse effects on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events. For example, in 2020 and 2022, two of our vendors experienced cyberattacks and each initially reported to us that neither event involved our data. However, upon further investigation, they each subsequently informed us that the attackers had accessed limited, non-significant Amgen information. Although neither of these breaches had a significant adverse effect on our business, in the future we may again not receive timely reporting of cybersecurity events and such events could have a material adverse effect on our business.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2024, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
July 1–31	—		—	$6,979,263,848
August 1–31	(1)	(1)	—	$6,979,263,848
September 1–30	—		—	$6,979,263,848
Total	—		—

(1)    In August 2024, the Company purchased 913 shares at an average price paid of $328.80 per share from a staff member to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.

Item 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.21
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

4.31
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

10.2+
Form of Grant of Stock Option Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.6+
Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.7+
Form of Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.8+
Form of Cash-Settled Restricted Stock Unit Agreement for the Amgen Inc. 2009 Director Equity Incentive Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

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

Amgen Inc.
(Registrant)

Date:	October 30, 2024	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)