Form 10-Q
period 2025-03-31
AMGEN INC
filed 2025-05-02
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☑
As of April 28, 2025, the registrant had 537,706,118 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are given below.

Term	Description
340B Program	Federal 340B Drug Pricing Program
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeiGene	BeiGene, Ltd.
BPCIA	Biologics Price Competition and Innovation Act of 2009
CMS	Centers for Medicare & Medicaid Services
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
FTC	Federal Trade Commission
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
MD&A	management’s discussion and analysis
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
NIH	National Institutes of Health
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury
UTB	unrecognized tax benefit
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BEKEMV	BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA™ (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)
iii

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Product sales	$7,873	$7,118
Other revenues	276	329
Total revenues	8,149	7,447

Operating expenses:
Cost of sales	2,968	3,200
Research and development	1,486	1,343
Selling, general and administrative	1,687	1,808
Other	830	105
Total operating expenses	6,971	6,456

Operating income	1,178	991

Other income (expense):
Interest expense, net	(723)	(824)
Other income (expense), net	1,518	(235)

Income (loss) before income taxes	1,973	(68)

Provision for income taxes	243	45

Net income (loss)	$1,730	$(113)

Earnings (loss) per share:
Basic	$3.22	$(0.21)
Diluted	$3.20	$(0.21)

Weighted-average shares used in calculation of earnings (loss) per share:
Basic	538	536
Diluted	541	536
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Net income (loss)	$1,730	$(113)
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation adjustments	57	(24)
(Losses) gains on cash flow hedges	(223)	126
Other	1	(3)
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(165)	99
Comprehensive income (loss)	$1,565	$(14)
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,810	$11,973
Trade receivables, net	8,132	6,782
Inventories	6,729	6,998
Other current assets	3,258	3,277
Total current assets	26,929	29,030

Property, plant and equipment, net	6,681	6,543
Intangible assets, net	25,724	27,699
Goodwill	18,645	18,637
Other noncurrent assets	11,388	9,930
Total assets	$89,367	$91,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,406	$1,908
Accrued liabilities	17,234	17,641
Current portion of long-term debt	3,368	3,550
Total current liabilities	23,008	23,099

Long-term debt	54,013	56,549
Long-term deferred tax liabilities	1,510	1,616
Long-term tax liabilities	2,419	2,349
Other noncurrent liabilities	2,210	2,349

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—537.7 shares in 2025 and 536.9 shares in 2024	33,578	33,533
Accumulated deficit	(27,140)	(27,590)
Accumulated other comprehensive loss	(231)	(66)
Total stockholders’ equity	6,207	5,877
Total liabilities and stockholders’ equity	$89,367	$91,839
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2024	536.9	$33,533	$(27,590)	$(66)	$5,877
Net income	—	—	1,730	—	1,730
Other comprehensive loss, net of taxes	—	—	—	(165)	(165)
Dividends declared on common stock ($2.38 per share)	—	—	(1,280)	—	(1,280)
Issuance of common stock in connection with equity award programs	0.8	42	—	—	42
Stock-based compensation expense	—	85	—	—	85
Tax impact related to employee stock-based compensation expense	—	(82)	—	—	(82)
Balance as of March 31, 2025	537.7	$33,578	$(27,140)	$(231)	$6,207

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2023	535.4	$33,070	$(26,549)	$(289)	$6,232
Net loss	—	—	(113)	—	(113)
Other comprehensive income, net of taxes	—	—	—	99	99
Dividends declared on common stock ($2.25 per share)	—	—	(1,208)	—	(1,208)
Issuance of common stock in connection with equity award programs	1.0	34	—	—	34
Stock-based compensation expense	—	103	—	—	103
Tax impact related to employee stock-based compensation expense	—	(125)	—	—	(125)
Balance as of March 31, 2024	536.4	$33,082	$(27,870)	$(190)	$5,022
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,730	$(113)
Noncash adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other	1,387	1,399
Impairment of intangible assets	800	68
Stock-based compensation expense	85	103
Deferred income taxes	(250)	(401)
(Gains) losses on equity securities	(1,295)	515
Other items, net	(50)	(190)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(1,308)	486
Inventories	288	806
Other assets	(201)	(89)
Accounts payable	497	23
Accrued income taxes, net	104	223
Long-term tax liabilities	70	(715)
Accrued liabilities	(874)	(1,054)
Accrued sales incentives and allowance	486	(316)
Other liabilities	(78)	(56)
Net cash provided by operating activities	1,391	689
Cash flows from investing activities:
Purchases of property, plant and equipment	(411)	(230)
Other	(36)	13
Net cash used in investing activities	(447)	(217)
Cash flows from financing activities:
Extinguishment of debt	(301)	(410)
Repayment of debt	(2,500)	—
Dividends paid	(1,279)	(1,208)
Other	(27)	(90)
Net cash used in financing activities	(4,107)	(1,708)
Decrease in cash and cash equivalents	(3,163)	(1,236)
Cash and cash equivalents at beginning of period	11,973	10,944
Cash and cash equivalents at end of period	$8,810	$9,708
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Basis of presentation
The interim unaudited financial information for the three months ended March 31, 2025 and 2024, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Amgen and its majority-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity, we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods in the condensed consolidated financial statements and accompanying notes to conform with the current presentation.
Use of estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $10.6 billion and $10.4 billion as of March 31, 2025 and December 31, 2024, respectively.
Recent accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosure requirements by requiring more detailed information in several income tax disclosures, such as enhancing disclosure of income taxes paid and requiring disaggregation of the effective income tax rate reconciliation. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2024. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.
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
As the Company’s CODM evaluates the financial performance of the Company’s human therapeutics segment on a consolidated basis, the measure of segment performance is net income, as reflected in the Condensed Consolidated Statements of Income (Loss). The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to both assess the overall level of resources available and optimize the distribution of resources across functions, therapeutic areas, regions and research and development programs in line with our long-term corporate-wide strategic goals. In addition, the CODM may also evaluate financial performance based on net income adjusted for certain items that are unusual and non-recurring. As the Company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the Condensed Consolidated Balance Sheets. See Note 6, Investments, for further information regarding equity method investments, and Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows for further information regarding capital expenditures.

The following table provides segment revenues, significant segment expenses, other segment items, reported segment net income (loss) and a reconciliation of segment net income (loss) to the Company’s total consolidated net income (loss) for the three months ended March 31, 2025 and 2024 (in millions):

	Three months ended March 31,
	2025	2024
Revenues:
Product sales	$7,873	$7,118
Other revenues	276	329
Total revenues	8,149	7,447

Less:
Manufacturing cost of sales(1)(2)	2,528	2,814
Profit share and royalties in cost of sales(1)	440	386
Research and development(1)	1,486	1,343
Sales and marketing(1)	1,066	1,204
General and administrative(1)	621	604
Other segment items(3)	(573)	520
Equity in loss (income) of equity method investments	11	(27)
Interest income	(126)	(153)
Interest expense, net	723	824
Provision for income taxes	243	45
Segment net income (loss)	1,730	(113)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$1,730	$(113)
____________
(1)    During both the three months ended March 31, 2025 and 2024, amortization of our finite-lived intangible assets was $1.2 billion, which was primarily included in Cost of sales in the Condensed Consolidated Statements of Income (Loss). In addition, during the three months ended March 31, 2025 and 2024, we recognized depreciation and right-of-use asset amortization of $209 million and $201 million, respectively.
(2)    During the three months ended March 31, 2025 and 2024, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $363 million and $693 million, respectively.
(3)    Other segment items included in Segment net income (loss) primarily consisted of fair value adjustments on equity securities (see Note 6, Investments) and net impairment charges on intangible assets (see Note 8, Goodwill and other intangible assets).

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
Revenues were as follows (in millions):

	Three months ended March 31,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$720	$379	$1,099	$657	$342	$999
Repatha	343	313	656	273	244	517
XGEVA	360	206	566	366	195	561
ENBREL	504	6	510	561	6	567
EVENITY	320	122	442	236	106	342
Otezla	343	94	437	293	101	394
TEPEZZA	365	16	381	419	5	424
BLINCYTO	273	97	370	153	91	244
Aranesp	91	249	340	100	249	349
KYPROLIS	216	108	324	234	142	376
Nplate	201	112	313	190	127	317
TEZSPIRE(1)	285	—	285	173	—	173
Vectibix	135	132	267	120	127	247
KRYSTEXXA	236	—	236	235	—	235
Other products(2)	1,270	377	1,647	963	410	1,373
Total product sales(3)	$5,662	$2,211	7,873	$4,973	$2,145	7,118
Other revenues			276			329
Total revenues			$8,149			$7,447
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three months ended March 31, 2025 and 2024.

4. Income taxes
The effective tax rate for the three months ended March 31, 2025 was 12.3% compared with (66.2)% for the prior year period.
The increase in our effective tax rate for the three months ended March 31, 2025, was primarily due to the change in earnings mix as a result of net unrealized gains in the first quarter of 2025 compared to net unrealized losses in the first quarter of 2024 on equity investments (primarily BeiGene). See Note 6, Investments—BeiGene, Ltd. The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Our legal entities in such countries, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office, but were unable to reach a resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion, plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office, but were unable to reach a resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. With the conclusion of the trial, the parties will file post-trial briefs and make closing arguments in 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
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

During the three months ended March 31, 2025, the gross amounts of our UTBs increased by $40 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2025, if recognized, would affect our effective tax rate.

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
The computations for basic and diluted earnings (loss) per share were as follows (in millions, except per-share data):

	Three months ended March 31,
	2025	2024
Income (Numerator):
Net income (loss) for basic and diluted earnings (loss) per share	$1,730	$(113)

Shares (Denominator):
Weighted-average shares for basic earnings (loss) per share	538	536
Effect of dilutive securities	3	—
Weighted-average shares for diluted earnings (loss) per share	541	536

Basic earnings (loss) per share	$3.22	$(0.21)
Diluted earnings (loss) per share	$3.20	$(0.21)
For the three months ended March 31, 2025, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant. For the three months ended March 31, 2024, 5 million shares of employee stock-based awards were excluded from the computation of diluted loss per share because the effect would have been antidilutive due to the Company’s net loss during that period.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of March 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$997	$—	$—	$997
Money market mutual funds	7,182	—	—	7,182
Other short-term interest-bearing securities	123	—	—	123
Total interest-bearing securities	$8,302	$—	$—	$8,302

Types of securities as of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$997	$—	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	135	—	—	135
Total interest-bearing securities	$11,486	$—	$—	$11,486
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8,302	$11,486
Total interest-bearing securities	$8,302	$11,486
Cash and cash equivalents in the above table excludes bank account cash of $508 million and $487 million as of March 31, 2025 and December 31, 2024, respectively.
All interest-bearing securities as of March 31, 2025 and December 31, 2024, mature in one year or less. For the three months ended March 31, 2025 and 2024, interest income on these investments was $126 million and $153 million, respectively.
For the three months ended March 31, 2025 and 2024, realized gains and losses on interest-bearing securities were not material and were recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss). The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeiGene, Ltd.
As of March 31, 2025 and December 31, 2024, the fair values of our investment in BeiGene were $5.2 billion and $3.5 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, we recognized an unrealized gain of $1.7 billion and an unrealized loss of $454 million, respectively, in Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss).
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

Other equity securities
Excluding our equity investments in BeiGene (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $291 million and $314 million as of March 31, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, net unrealized gains and losses on these publicly traded securities were not material. Additionally, net realized gains and losses on sales of publicly traded securities for the three months ended March 31, 2025 and 2024, were not material.
We held investments of $326 million and $319 million in equity securities without readily determinable fair values as of March 31, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three months ended March 31, 2025 and 2024, were not material.
Equity method investments
Neumora Therapeutics, Inc.
As of March 31, 2025 and December 31, 2024, our ownership interests in Neumora were approximately 21.8% and 21.9%, respectively, and the fair values of our investment were $35 million and $375 million, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss) each reporting period. See Note 11, Fair value measurement. We believe the fair value option best reflects the economics of the underlying transaction. During the three months ended March 31, 2025, we recognized an unrealized loss of $340 million, compared to an unrealized loss of $117 million for the same period in the prior year.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $252 million and $262 million as of March 31, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of March 31, 2025, we had $147 million of unfunded additional commitments to be made for these investments during the next several years. For the three months ended March 31, 2025 and 2024, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$841	$818
Work in process	3,961	4,120
Finished goods	1,927	2,060
Total inventories	$6,729	$6,998

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2024	$18,637
Foreign currency translation adjustments	8
Balance at March 31, 2025	$18,645
Other intangible assets
Other intangible assets consisted of the following (in millions):

	March 31, 2025			December 31, 2024
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,824	$(23,743)	$24,081	$48,611	$(22,594)	$26,017
Licensing rights	3,875	(3,425)	450	3,875	(3,392)	483
Marketing-related rights	1,202	(1,202)	—	1,202	(1,202)	—
Research and development technology rights	1,387	(1,254)	133	1,374	(1,235)	139
Total finite-lived intangible assets	54,288	(29,624)	24,664	55,062	(28,423)	26,639
Indefinite-lived intangible assets:
In-process research and development	1,060	—	1,060	1,060	—	1,060
Total other intangible assets	$55,348	$(29,624)	$25,724	$56,122	$(28,423)	$27,699
Developed-product-technology rights consists of rights related to marketed products acquired in business acquisitions. Licensing rights primarily consists of contractual rights to receive future milestone, royalty and profit-sharing payments; capitalized payments to third parties for milestones related to regulatory approvals to commercialize products; and upfront payments associated with royalty obligations for marketed products. Marketing-related rights primarily consists of rights related to the sale and distribution of marketed products. R&D technology rights pertains to technologies used in R&D that have alternative future uses.
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. The Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate. The discounted cash flow analysis resulted in an intangible asset fair value of $4.0 billion as of March 31, 2025, which was lower than the carrying value of $4.8 billion and resulted in a partial impairment of both the gross and net carrying amounts. See Note 11, Fair value measurement. Based on the revised estimated cash flows, during the three months ended March 31, 2025, we recorded an intangible asset impairment charge of $800 million in Other operating expenses in the Condensed Consolidated Statements of Income (Loss).
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
During both the three months ended March 31, 2025 and 2024, we recognized amortization of our finite-lived intangible assets of $1.2 billion, which was primarily included in Cost of sales in the Condensed Consolidated Statements of Income (Loss). As of March 31, 2025, the total estimated future amortization of our finite-lived intangible assets for the remaining nine months ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, 2029 and 2030, was $3.1 billion, $3.7 billion, $3.7 billion, $2.8 billion, $2.2 billion and $2.1 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	March 31, 2025	December 31, 2024
1.90% notes due 2025 (1.90% 2025 Notes)	$—	$500
5.25% notes due 2025 (5.25% 2025 Notes)	—	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	1,000	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	811	777
5.507% notes due 2026 (5.507% 2026 Notes)	1,500	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	614	595
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	904	876
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,561	1,668
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	646	776
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,684	1,764
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	820	890
4.20% notes due 2052 (4.20% 2052 Notes)	887	895
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,160	1,165

	March 31, 2025	December 31, 2024
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	58,945	61,778
Unamortized bond discounts, premiums and issuance costs, net	(1,345)	(1,360)
Fair value adjustments	(247)	(343)
Other	28	24
Total carrying value of debt	57,381	60,099
Less current portion	(3,368)	(3,550)
Total long-term debt	$54,013	$56,549
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loans have an interest rate of three-month SOFR plus 1.225%.
Debt repayments
During the three months ended March 31, 2025, debt repayments totaled $2.5 billion, compared to no debt repayments during the same period in the prior year.
Debt extinguishment
During the three months ended March 31, 2025, we repurchased an aggregate principal amount of our debt of $414 million, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $301 million, which resulted in a $111 million gain on extinguishment of debt. During the three months ended March 31, 2024, we repurchased an aggregate principal amount of our debt of $544 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $410 million, which resulted in a $133 million gain on extinguishment of debt. Gains and losses on extinguishments of debt are recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss).
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.

10. Stockholders’ equity
Stock repurchase program
During the three months ended March 31, 2025 and 2024, we did not repurchase shares under our stock repurchase program. As of March 31, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In March 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share, which will be paid in June 2025. In December 2024, our Board of Directors declared a quarterly cash dividend of $2.38 per share, which was paid in March 2025.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2024	$(374)	$287	$21	$(66)
Foreign currency translation adjustments	57	—	—	57
Unrealized losses	—	(146)	—	(146)
Reclassification adjustments into earnings	—	(139)	—	(139)
Other	—	—	1	1
Income taxes	—	62	—	62
Balance as of March 31, 2025	$(317)	$64	$22	$(231)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended March 31,
Components of AOCI	2025	2024	Condensed Consolidated Statements of Income (Loss) locations
Cash flow hedges:
Foreign currency forward contract gains	$56	$51	Product sales
Cross-currency swap contract gains (losses)	83	(31)	Other income (expense), net
	139	20	Income (loss) before income taxes
	(30)	(4)	Provision for income taxes
	$109	$16	Net income (loss)

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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$997	$—	$997
Money market mutual funds	7,182	—	—	7,182
Other short-term interest-bearing securities	—	123	—	123
Equity securities	5,482	—	—	5,482
Derivatives:
Foreign currency forward contracts	—	195	—	195
Total assets	$12,664	$1,315	$—	$13,979

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$44	$—	$44
Cross-currency swap contracts	—	417	—	417
Interest rate swap contracts	—	419	—	419
Contingent consideration obligations	—	—	104	104
Total liabilities	$—	$880	$104	$984

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2024, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$997	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	—	135	—	135
Equity securities	4,188	—	—	4,188
Derivatives:
Foreign currency forward contracts	—	420	—	420
Total assets	$14,542	$1,552	$—	$16,094

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	483	—	483
Interest rate swap contracts	—	531	—	531
Contingent consideration obligations	—	—	106	106
Total liabilities	$—	$1,022	$106	$1,128

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeiGene and Neumora, as of March 31, 2025 and December 31, 2024, are based on quoted market prices in active markets, with no valuation adjustment.
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
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of March 31, 2025 and December 31, 2024, the aggregate fair values of our fixed-rate debt were $53.0 billion and $54.9 billion, respectively, and the carrying values of our fixed-rate debt were $55.6 billion and $58.3 billion, respectively. The estimates of the fair values of our term loans approximate their carrying values as of March 31, 2025 and December 31, 2024, as these debt instruments bear interest at floating rates.
During the three months ended March 31, 2025 and 2024, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairment of the Otezla intangible asset as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of March 31, 2025 and December 31, 2024, we had outstanding foreign currency forward contracts with aggregate notional amounts of $7.3 billion and $7.2 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income (Loss) in the same periods during which the hedged transactions affect earnings.

To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros and pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the terms of the contracts by paying U.S. dollars and receiving euros and pounds sterling. In addition, we will pay U.S. dollars to and receive euros and pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros and pounds sterling to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are recorded in AOCI in the Condensed Consolidated Balance Sheets and reclassified to Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss) in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of March 31, 2025, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income (Loss) over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the three months ended March 31, 2025 and 2024, and amounts expected to be recognized during the next 12 months are not material.
Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2025	2024
Foreign currency forward contracts	$(212)	$202
Cross-currency swap contracts	66	(24)
Total unrealized (losses) gains	$(146)	$178
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of both March 31, 2025 and December 31, 2024, we had interest rate swap contracts with an aggregate notional amount of $6.7 billion that hedge certain portions of our long-term debt issuances.
For interest rate swap contracts that qualify for and are designated as fair value hedges, we recognize in Interest expense, net, in the Condensed Consolidated Statements of Income (Loss) the unrealized gain or loss on the derivative resulting from the change in fair value during the period, as well as the offsetting unrealized loss or gain of the hedged item resulting from the change in fair value during the period attributable to the hedged risk. If a hedging relationship involving an interest rate swap contract is terminated, the gain or loss realized on contract termination is recorded as an adjustment to the carrying value of the debt and amortized into Interest expense, net, over the remaining term of the previously hedged debt.

The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Current portion of long-term debt	$1,051	$1,045	$51	$45
Long-term debt	$5,244	$5,152	$(298)	$(388)
____________
(1)     Current portion of long-term debt includes $54 million and $56 million of carrying value with discontinued hedging relationships as of March 31, 2025 and December 31, 2024, respectively. Long-term debt includes $219 million and $232 million of carrying value with discontinued hedging relationships as of March 31, 2025 and December 31, 2024, respectively.
(2)    Current portion of long-term debt includes $54 million and $56 million of hedging adjustments on discontinued hedging relationships as of March 31, 2025 and December 31, 2024, respectively. Long-term debt includes $119 million and $132 million of hedging adjustments on discontinued hedging relationships as of March 31, 2025 and December 31, 2024, respectively.
Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended March 31, 2025
	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income (Loss)	$7,873	$1,518	$(723)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$56	$—	$—
Cross-currency swap contracts	$—	$83	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(96)
Derivatives designated as hedging instruments	$—	$—	$112

	Three months ended March 31, 2024
	Product sales	Other income (expense), net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income (Loss)	$7,118	$(235)	$(824)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$51	$—	$—
Cross-currency swap contracts	$—	$(31)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$49
Derivatives designated as hedging instruments	$—	$—	$(28)
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

No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2025, the amount of net gains on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was not material.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of March 31, 2025 and December 31, 2024, the total notional amounts of these foreign currency forward contracts were $41 million and $148 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three months ended March 31, 2025 and 2024.
Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$44
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	417
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	419
Total derivatives designated as hedging instruments		195		880
Total derivatives		$195		$880

	Derivative assets		Derivative liabilities
December 31, 2024	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$420	Accrued liabilities/ Other noncurrent liabilities	$8
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	483
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	531
Total derivatives designated as hedging instruments		420		1,022
Total derivatives		$420		$1,022
For additional information, see Note 11, Fair value measurement.

Our derivative contracts that were in liability positions as of March 31, 2025, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote and in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; and in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; and in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
Unified Patent Court of the European Union (UPC)
On February 25, 2025, a hearing on the validity and infringement of European Patent No. 3,536,712 (the EP’712 Patent), which Sanofi Biotechnology SAS licensed from Regeneron Pharmaceuticals, Inc. (Regeneron), was held before the Dusseldorf Local Division of the UPC. The parties await the decision of the court.
On February 28, 2025, Sanofi and Regeneron filed the Statement of Case on European Patent No. 4,252,857.
On April 17, 2025, the Court of Appeals of the UPC canceled the oral hearing scheduled for May 22, 2025 on the appeal of the decision by the Central Division of the UPC to revoke Amgen’s European Patent No. 3,666,797 (the EP’797 Patent). This hearing will be rescheduled, and the parties have been invited to comment on the written decision of the European Patent Office Opposition Division rejecting Sanofi-Aventis and Regeneron’s opposition and concluding that the claims of the EP’797 Patent are valid.

European Patent Office
On March 12, 2025, following a hearing on Amgen’s opposition to Regeneron’s EP’712 Patent, the Opposition Division determined that the claims of the EP’712 Patent are valid, and issued its written decision on April 24, 2025. On April 25, 2025, Amgen filed a Notice of Appeal and request for expedited appeal proceedings.
A hearing was held beginning on March 31, 2025 on Sanofi-Aventis and Regeneron’s opposition against Amgen’s EP’797 Patent. On April 3, 2025, the Opposition Division determined the claims of the EP’797 Patent are valid. On April 16, 2025, Sanofi-Aventis and Regeneron filed Notices of Appeal and requested expedited appeal proceedings.
Japan
On April 15, 2025, the Intellectual Property High Court dismissed Amgen’s appeal in Amgen’s lawsuit against Sanofi K.K. seeking monetary compensation for past patent infringement.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Samsung Bioepis Co. Ltd., et al.
The U.S. District Court for the District of New Jersey (the New Jersey District Court) scheduled a trial to begin on May 4, 2026.
Amgen Inc. et al. v. Fresenius Kabi USA, LLC et al.
The parties entered into a confidential settlement that resolves patent disputes related to Fresenius’ denosumab biosimilar products, including this litigation. On March 3, 2025, the parties filed a joint stipulation, and on March 7, 2025, the New Jersey District court entered an order dismissing all claims and affirmative defenses asserted in this litigation without prejudice. The confidential settlement allows Fresenius to launch its denosumab biosimilar products in the United States as early as June 30, 2025, and in Europe in November 2025.
In re: Denosumab Patent Litigation (Multidistrict Litigations)
The New Jersey District Court scheduled a claim construction hearing for all actions subject to the multidistrict litigation for November 12, 2025.
PAVBLU® (aflibercept-ayyh) Patent Litigation
On March 14, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the denial by the U.S. District Court for the Northern District of West Virginia of Regeneron’s motion for a preliminary injunction.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Somerset Therapeutics, LLC
On April 24, 2025, Onyx Therapeutics, Inc. (Onyx Therapeutics, a wholly-owned subsidiary of Amgen), filed a lawsuit in the U.S. District Court for the District of Delaware (the Delaware District Court) against Somerset Therapeutics, LLC (Somerset) asserting infringement of U.S. Patent No. 7,737,112 (the ’112 Patent) based on Somerset’s submission of an ANDA seeking FDA approval to market a generic version of KYPROLIS. Onyx Therapeutics seeks an order from the Delaware District Court making any FDA approval of the defendant’s ANDA effective no earlier than the expiration of the ’112 Patent.
Antitrust Actions
Regeneron Pharmaceuticals, Inc. Antitrust Action
On April 10, 2025, the Delaware District Court denied Amgen’s motion for summary judgment. Trial is scheduled to begin on May 5, 2025.
Sandoz Inc. Antitrust Action
On April 11, 2025, Sandoz Inc. (Sandoz) filed a complaint in the U.S. District Court for the Eastern District of Virginia against Amgen Inc., Amgen Manufacturing Limited LLC, and Immunex Corporation claiming violations of the antitrust laws and tortious interference related to Amgen’s patent rights to ENBREL, and seeking damages, injunctive relief and attorneys’ fees. The factual allegations that form the basis for the claims of Sandoz’s complaint are substantially similar to those asserted in the lawsuit filed against Amgen in the same court by CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., and CareFirst BlueChoice, Inc. See Antitrust Class Action—CareFirst of Maryland Antitrust Class Action in

Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
Pursuant to the Case Management Plan and Scheduling Order set by the U.S. District Court for the Southern District of New York, the last day to file summary judgment motions is August 12, 2026.
Shareholder Derivative Action (Sieveking)
On April 2, 2025, Carolyn Sieveking and James P. Tierney filed a derivative action (the Sieveking Derivative Action) in the Delaware District Court purportedly on behalf of Amgen, against nominal defendant Amgen, Robert Bradway, Peter Griffith, Linda Louie and Amgen’s Board members during the relevant time period (the Sieveking Derivative Action). The complaint alleges claims for violations of Section 10(b), Rule 10b5 and Section 20(a) of the Securities Exchange Act of 1934, and breach of fiduciary duty.
The factual allegations that form the basis for the claims in the Sieveking Derivative Action is fundamentally the same as those asserted by the Roofers Local No. 149 Pension Fund.
ChemoCentryx, Inc. Securities Matters
Under the current schedule set by the U.S. District Court for the Northern District of California, the lead plaintiff’s summary judgment motion is due May 8, 2025. That motion and ChemoCentryx’s cross-motion for summary judgment will be fully briefed by July 3, 2025.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, both the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Prolia, Repatha, XGEVA, ENBREL, EVENITY, Otezla, TEPEZZA, BLINCYTO, Aranesp, KYPROLIS, Nplate, TEZSPIRE, Vectibix and KRYSTEXXA. We also market a number of other products, including but not limited to MVASI, WEZLANA/WEZENLA, AMJEVITA/AMGEVITA, Neulasta, PAVBLU, RAVICTI, UPLIZNA, TAVNEOS, Aimovig, Parsabiv, LUMAKRAS/LUMYKRAS, IMDELLTRA/IMDYLLTRA and PROCYSBI.
Tariffs and trade protection measures
The imposition of tariffs and trade protection measures by the United States and other countries, including the universal 10% tariff on goods imported into the United States, the currently-suspended country-specific tariffs, the China retaliatory tariffs on U.S. goods, the imposition of new and/or other retaliatory tariffs, and potential sector-specific tariffs on our industry and others, may adversely affect our business and operations. While existing tariffs have not had a material adverse effect on our results of operations for the first quarter of 2025, we are currently evaluating the potential impact of such tariffs on our business in future periods and our ability to mitigate such impacts. For example, the tariffs that are currently in effect, or anticipated to take effect in the future, will increase our manufacturing and operating expenses in future quarters, including the cost to deliver products to markets, cost of sourcing materials for the manufacturing of our products and cost of materials used in our research and development activities. Such tariffs may also adversely affect the cost to expand our manufacturing capacity in the United States, including increased construction costs and/or delays in construction for our Ohio and North Carolina facilities. Furthermore, retaliatory tariffs imposed by other countries may adversely affect our business, operations and delivery and launches of products in such markets, including the performance of our collaborations in such markets. However, the degree of adverse effects of any tariffs on our business and operations in future periods will depend on various factors, including the rates of such tariffs, the expansion of such tariffs to include certain goods such as pharmaceutical products, the magnitude of response by other countries to U.S. tariffs and the length of time such tariffs are in effect. For additional information, see Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and instability in the financial system, as well as rising healthcare costs, continue to pose challenges to our business. Further, uncertainty around tariffs and trade protection measures in the United States and other countries, including the imposition of new or retaliatory tariffs, along with ongoing geopolitical conflicts, continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines. Moreover, provisions of the IRA, as well as the 340B Program, have affected, and are likely to continue to affect, our business. For example, ENBREL and Otezla have been selected by CMS for Medicare price setting beginning in 2026 and 2027, respectively. Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. See Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2024.
Significant developments
Products/pipeline
Maridebart cafraglutide (MariTide™)
In March 2025, we announced the initiation of two Phase 3 studies to evaluate MariTide, a differentiated peptide-antibody conjugate subcutaneously administered monthly or less frequently, in chronic weight management: one study in adults living with obesity or overweight without Type 2 diabetes and another study in adults living with obesity or overweight with Type 2 diabetes.
Rocatinlimab
In March 2025, we announced results from the ongoing ROCKET Phase 3 clinical trial program evaluating rocatinlimab, an investigational T-cell rebalancing therapy targeting the OX40 receptor, in moderate to severe atopic dermatitis (AD). The IGNITE study, which evaluated two dose strengths of rocatinlimab, met its co-primary endpoints and all key secondary endpoints, achieving statistical significance for both rocatinlimab dose strengths versus placebo. The SHUTTLE study, which evaluated two dose strengths of rocatinlimab in combination with topical corticosteroids (TCS) and/or topical calcineurin inhibitors (TCI) using the same co-primary endpoints as IGNITE, met its co-primary endpoints and all key secondary endpoints. Lastly, the VOYAGER study successfully demonstrated that rocatinlimab does not interfere with responses to tetanus and meningococcal vaccinations.
Across ROCKET program results to date, safety findings were generally consistent with the safety profile of rocatinlimab previously observed. The most frequent treatment-emergent adverse events (≥5%) with higher observed proportion in rocatinlimab groups were pyrexia, chills and headache. A higher number of patients receiving rocatinlimab compared with placebo experienced gastrointestinal ulceration events, with an overall incidence of less than 1%.
UPLIZNA
In April 2025, we announced the FDA approved UPLIZNA for the treatment of Immunoglobulin G4-related disease (IgG4-RD) in adult patients. UPLIZNA is the first and only FDA approved treatment for adults living with IgG4-RD.
IMDELLTRA
In April 2025, we announced that the global Phase 3 DeLLphi-304 clinical trial evaluating IMDELLTRA as a treatment for patients with small cell lung cancer (SCLC) who progressed on or after a single line of platinum-based chemotherapy met its primary endpoint at a planned interim analysis. IMDELLTRA demonstrated statistically significant and clinically meaningful improvement in overall survival (OS) compared to local standard-of-care (SOC) chemotherapy. The safety profile for IMDELLTRA was consistent with its known profile.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended March 31,
	2025	2024	Change
Product sales
U.S.	$5,662	$4,973	14%
ROW	2,211	2,145	3%
Total product sales	7,873	7,118	11%
Other revenues	276	329	(16)%
Total revenues	$8,149	$7,447	9%
Operating expenses	$6,971	$6,456	8%
Operating income	$1,178	$991	19%
Net income (loss)	$1,730	$(113)	*
Diluted earnings (loss) per share	$3.20	$(0.21)	*
Diluted shares	541	536	1%
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
Total product sales increased 11% for the three months ended March 31, 2025, primarily driven by volume growth of 14%, partially offset by declines in net selling price of 6%.
For the three months ended March 31, 2025, U.S. volume grew 16% and ROW volume grew 11%, driven by volume growth in certain brands, including Repatha, WEZLANA/WEZENLA, Prolia, BLINCYTO, TEZSPIRE and EVENITY.
For the remainder of 2025, we expect volume growth from certain brands to be partially offset by net selling price declines.
Uncertain macroeconomic conditions, including uncertainty around tariffs and trade production measures and ongoing geopolitical conflicts, and changes in the healthcare ecosystem have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to curb high inflation, provisions of the IRA, inappropriate expanded utilization of the 340B Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024; and Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.
Other revenues decreased for the three months ended March 31, 2025, driven by lower corporate partner revenue.
Operating expenses increased for the three months ended March 31, 2025, driven by the Otezla intangible asset impairment charge, partially offset by lower amortization expense from the fair value step-up of inventory acquired from Horizon. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Prolia	$1,099	$999	10%
Repatha	656	517	27%
XGEVA	566	561	1%
ENBREL	510	567	(10)%
EVENITY	442	342	29%
Otezla	437	394	11%
TEPEZZA	381	424	(10)%
BLINCYTO	370	244	52%
Aranesp	340	349	(3)%
KYPROLIS	324	376	(14)%
Nplate	313	317	(1)%
TEZSPIRE(1)	285	173	65%
Vectibix	267	247	8%
KRYSTEXXA	236	235	0%
Other products(2)	1,647	1,373	20%
Total product sales	$7,873	$7,118	11%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2024: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1. Business—Reimbursement; (iii) Part I, Item 1A. Risk Factors; and (iv) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Prolia — U.S.	$720	$657	10%
Prolia — ROW	379	342	11%
Total Prolia	$1,099	$999	10%
The increase in global Prolia sales for the three months ended March 31, 2025 was primarily driven by volume growth of 13%, partially offset by lower net selling price of 5%.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe. For 2025, we expect sales erosion driven by biosimilar competition, particularly in the second half of the year.

For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2025.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Repatha — U.S.	$343	$273	26%
Repatha — ROW	313	244	28%
Total Repatha	$656	$517	27%
The increase in global Repatha sales for the three months ended March 31, 2025 was primarily driven by volume growth of 41%, partially offset by lower net selling price of 9%.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2025.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
XGEVA — U.S.	$360	$366	(2)%
XGEVA — ROW	206	195	6%
Total XGEVA	$566	$561	1%
Global XGEVA sales for the three months ended March 31, 2025 increased 1%.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe. For 2025, we expect sales erosion driven by biosimilar competition, particularly in the second half of the year.
For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the period ended March 31, 2025.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
ENBREL — U.S.	$504	$561	(10)%
ENBREL — Canada	6	6	—%
Total ENBREL	$510	$567	(10)%
The decrease in ENBREL sales for the three months ended March 31, 2025 was driven by lower net selling price of 47% resulting from increased 340B Program mix and higher commercial discounts, partially offset by favorable changes to estimated sales deductions of 19%, higher inventory and volume growth. The year-over-year impact on net selling price is expected to be less pronounced in future quarters.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
EVENITY — U.S.	$320	$236	36%
EVENITY — ROW	122	106	15%
Total EVENITY	$442	$342	29%
The increase in global EVENITY sales for the three months ended March 31, 2025 was driven by volume growth.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Otezla — U.S.	$343	$293	17%
Otezla — ROW	94	101	(7)%
Total Otezla	$437	$394	11%
The increase in global Otezla sales for the three months ended March 31, 2025 was driven by favorable changes to estimated sales deductions of 12%, as volume growth of 4% was offset by lower net selling price of 5%.
In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge of $800 million.

TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
TEPEZZA — U.S.	$365	$419	(13)%
TEPEZZA — ROW	16	5	*
Total TEPEZZA	$381	$424	(10)%
* Change in excess of 100%
The decrease in global TEPEZZA sales for the three months ended March 31, 2025 was primarily driven by lower volume of 9% and lower inventory of 8%, partially offset by higher net selling price.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
BLINCYTO — U.S.	$273	$153	78%
BLINCYTO — ROW	97	91	7%
Total BLINCYTO	$370	$244	52%
The increase in global BLINCYTO sales for the three months ended March 31, 2025 was primarily driven by volume growth.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Aranesp — U.S.	$91	$100	(9)%
Aranesp — ROW	249	249	—%
Total Aranesp	$340	$349	(3)%
The decrease in global Aranesp sales for the three months ended March 31, 2025 was driven by unfavorable changes to foreign currency exchange rates of 4% and unfavorable changes to estimated sales deductions of 3%, partially offset by volume growth outside the United States.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
KYPROLIS — U.S.	$216	$234	(8)%
KYPROLIS — ROW	108	142	(24)%
Total KYPROLIS	$324	$376	(14)%
The decrease in global KYPROLIS sales for the three months ended March 31, 2025 was driven by lower volume due to increased competition.

Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Nplate — U.S.	$201	$190	6%
Nplate — ROW	112	127	(12)%
Total Nplate	$313	$317	(1)%
Global Nplate sales for the three months ended March 31, 2025 decreased 1% as volume growth was more than offset by unfavorable changes to both estimated sales deductions and foreign currency exchange rates.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
TEZSPIRE — U.S.	$285	$173	65%
The increase in TEZSPIRE sales for the three months ended March 31, 2025 was driven by volume growth.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Vectibix — U.S.	$135	$120	13%
Vectibix — ROW	132	127	4%
Total Vectibix	$267	$247	8%
The increase in global Vectibix sales for the three months ended March 31, 2025 was driven by volume growth.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
KRYSTEXXA — U.S.	$236	$235	0%
KRYSTEXXA sales for the three months ended March 31, 2025 remained relatively unchanged as volume growth of 11% was offset by lower inventory of 10%.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
MVASI — U.S.	$138	$105	31%
MVASI — ROW	41	97	(58)%
WEZLANA — U.S.	123	—	N/A
WEZENLA — ROW	27	1	*
AMJEVITA — U.S.	4	30	(87)%
AMGEVITA — ROW	132	138	(4)%
Neulasta — U.S.	109	87	25%
Neulasta — ROW	20	31	(35)%
PAVBLU — U.S.	99	—	N/A
RAVICTI — U.S.	91	92	(1)%
RAVICTI — ROW	3	2	50%
UPLIZNA — U.S.	82	70	17%
UPLIZNA — ROW	9	10	(10)%
TAVNEOS — U.S.	77	45	71%
TAVNEOS — ROW	13	6	*
Aimovig — U.S.	85	65	31%
Aimovig — ROW	5	5	—%
Parsabiv — U.S.	50	65	(23)%
Parsabiv — ROW	38	40	(5)%
LUMAKRAS — U.S.	55	53	4%
LUMYKRAS — ROW	30	29	3%
IMDELLTRA — U.S.	79	—	N/A
IMDYLLTRA — ROW	2	—	N/A
PROCYSBI — U.S.	57	49	16%
PROCYSBI — ROW	2	1	100%
Other — U.S.(1)	221	302	(27)%
Other — ROW(1)	55	50	10%
Total other products	$1,647	$1,373	20%
Total U.S. — other products	$1,270	$963	32%
Total ROW — other products	377	410	(8)%
Total other products	$1,647	$1,373	20%
N/A = not applicable
* Change in excess of 100%
____________
(1)    Consists of product sales from AVSOLA, KANJINTI, RIABNI, EPOGEN, BEKEMV, ACTIMMUNE, NEUPOGEN, IMLYGIC, Corlanor, RAYOS, BUPHENYL, Sensipar/Mimpara, QUINSAIR, DUEXIS and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024	Change
Operating expenses:
Cost of sales	$2,968	$3,200	(7)%
% of product sales	37.7%	45.0%
% of total revenues	36.4%	43.0%
Research and development	$1,486	$1,343	11%
% of product sales	18.9%	18.9%
% of total revenues	18.2%	18.0%
Selling, general and administrative	$1,687	$1,808	(7)%
% of product sales	21.4%	25.4%
% of total revenues	20.7%	24.3%
Other	$830	$105	*
Total operating expenses	$6,971	$6,456	8%
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 36.4% of total revenues for the three months ended March 31, 2025, driven by lower amortization expense from the fair value step-up of inventory acquired from Horizon and lower manufacturing costs, partially offset by changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended March 31, 2025, was driven by higher spend in later-stage clinical programs, partially offset by lower spend in marketed product support and research and early pipeline. We expect to continue to grow our spend on later-stage clinical programs as we advance our pipeline.
Selling, general and administrative
The decrease in SG&A expense for the three months ended March 31, 2025, was driven by lower commercial product-related expenses and lower Horizon acquisition-related expenses, partially offset by higher general and administrative expenses.
Other
Other operating expenses for the three months ended March 31, 2025, consisted primarily of the Otezla intangible asset impairment charge of $800 million following its selection for price setting under the IRA. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.
Other operating expenses for the three months ended March 31, 2024, consisted primarily of a net impairment charge associated with an IPR&D intangible asset and changes in the fair values of contingent consideration liabilities, both related to our Teneobio, Inc. acquisition from 2021.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2025	2024
Interest expense, net	$(723)	$(824)
Other income (expense), net	$1,518	$(235)
Provision for income taxes	$243	$45
Effective tax rate	12.3%	(66.2)%
Interest expense, net
Interest expense, net, decreased for the three months ended March 31, 2025 primarily due to lower average debt outstanding.
Other income (expense), net
The change in Other income (expense), net, for the three months ended March 31, 2025, was primarily due to net unrealized gains on equity investments, primarily BeiGene, compared to net unrealized losses on equity investments, primarily BeiGene, in the prior year period.

Income taxes
The increase in our effective tax rate for the three months ended March 31, 2025, was primarily due to the change in earnings mix as a result of net unrealized gains in the first quarter of 2025 compared to net unrealized losses in the first quarter of 2024 on equity investments (primarily BeiGene). See Note 6, Investments—BeiGene, Ltd., to the condensed consolidated financial statements.
As previously reported, the OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Effective January 1, 2024, select individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement, effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Our legal entities in the countries that have enacted the agreement, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income. Other countries, including the United States and the U.S. territory of Puerto Rico, have not yet enacted the OECD agreement, and implementation remains highly uncertain. The continued enactment of the agreement, either by all OECD participants or unilaterally by individual countries, could result in tax increases or double taxation in the United States or foreign jurisdictions.
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

We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. With the conclusion of the trial, the parties will file post-trial briefs and make closing arguments in 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
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
See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A, Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, and we anticipate additional tax liabilities from certain provisions of the 2017 Tax Act that will go into effect in 2026; such tax liabilities could adversely affect our profitability and results of operations, and Note 4, Income taxes, to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$8,810	$11,973
Total assets	$89,367	$91,839
Current portion of long-term debt	$3,368	$3,550
Long-term debt	$54,013	$56,549
Stockholders’ equity	$6,207	$5,877
Cash and cash equivalents
Our balance of cash and cash equivalents was $8.8 billion as of March 31, 2025. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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

In December 2024, our Board of Directors declared a quarterly cash dividend of $2.38 per share of common stock for the first quarter of 2025, an increase of 6% over the same period in the prior year, which was paid in March 2025. In March 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share of common stock to be paid in June 2025.
During the three months ended March 31, 2025, we did not repurchase shares under our stock repurchase program. As of March 31, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of March 31, 2025 and December 31, 2024. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the three months ended March 31, 2025, debt repayments totaled $2.5 billion, compared to no debt repayments during the same period in the prior year. In addition, we opportunistically repurchase our debt when market conditions are favorable. During the three months ended March 31, 2025 and 2024, we repurchased aggregate principal amounts of our debt of $414 million and $544 million, respectively, for aggregate costs of $301 million and $410 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $111 million and $133 million respectively, recorded in Other income (expense), net, in the Condensed Consolidated Statements of Income (Loss).
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, as well as our plans to reduce debt, pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of March 31, 2025.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$1,391	$689
Net cash used in investing activities	$(447)	$(217)
Net cash used in financing activities	$(4,107)	$(1,708)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2025, increased as compared to the same period in the prior year primarily due to an $800 million tax deposit made in the first quarter of 2024 and higher net income in the first quarter of 2025 after adjustments for noncash items, partially offset by the timing of working capital items.
Investing
Cash used in investing activities during the three months ended March 31, 2025 and 2024, was primarily due to capital expenditures of $411 million and $230 million, respectively, including construction costs for new plants in Ohio and North Carolina to expand our manufacturing capacity. We currently estimate full year 2025 investments in capital projects to be approximately $2.3 billion.

Financing
Cash used in financing activities during the three months ended March 31, 2025, was primarily due to the repayment and extinguishment of debt of $2.5 billion and $301 million, respectively, and the payment of dividends of $1.3 billion. Cash used in financing activities during the three months ended March 31, 2024, was primarily due to the payment of dividends of $1.2 billion and the extinguishment of debt of $410 million. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025.
Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated herein by reference. There were no material changes during the three months ended March 31, 2025, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024, except as related to our market-price sensitive financial instruments disclosed below.
Market-price-sensitive financial instruments
As of March 31, 2025 and December 31, 2024, we were exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments include our investments in BeiGene and Neumora, as well as other publicly and privately held small-capitalization stocks and limited partnerships that invest in early-stage biotechnology companies. A 20% decrease in the aggregate value of our equity investment portfolio as of March 31, 2025 and December 31, 2024, would result in losses in fair value of approximately $1.2 billion and $950 million, respectively.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Management determined that as of March 31, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase, across the markets we serve. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, particularly over the past few years, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA law that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. It is unclear what policies the new Administration will advance with respect to IRA implementation, other drug pricing proposals, including international reference pricing or changes to healthcare regulations affecting pharmaceuticals. Further, state government activity has been dynamic, including certain states enacting new laws limiting drug reimbursement under state run Medicaid programs and prohibiting restrictions on 340B Program use. Such state laws could also eventually be adopted at the federal level.
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
—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2024. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring that, beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs could be subject to such set prices). The Medicare price setting process for the first 10 drugs subject to Medicare price setting in Part D began in 2023, which includes ENBREL, our product that currently generates considerable revenues. In 2024, CMS set a price for ENBREL under Medicare Part D that is significantly lower than currently applicable, beginning on January 1, 2026, which we expect will negatively impact its profitability in Medicare. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales—ENBREL. In January 2025, CMS announced the next 15 drugs for Medicare price setting that will be applicable beginning on January 1, 2027, which includes Otezla. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting. If other of our medicines are selected by CMS for Medicare price setting, we may be required to accept a price set by the government for Medicare similar to the process that was applied to ENBREL. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance will be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on applicable drugs). Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if price increases outpace inflation. Such rebate obligations began to accrue October 1, 2022 for Medicare Part D and January 1, 2023 for Medicare Part B, but CMS has not yet issued invoices and has some discretion as to when to issue such invoices to manufacturers. We expect that several of our products will be subject to IRA inflation penalties, and several of our products have been on lists that are issued and updated on a quarterly basis by CMS under a related program under which Medicare beneficiaries are charged reduced coinsurance if price increases exceed inflation. The IRA’s Medicare price setting and Medicare redesign are likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Additionally, various government agencies have taken actions designed to reduce expenditures on prescription drugs. For example, HHS released a report with drug pricing proposals that seek to promote competition. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. Other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed.
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
States are also enacting laws referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New

Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2024, no fewer than 17 states introduced PDAB legislation. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and are subject to rulemaking to establish an Upper Payment Limit (UPL) commencing in the second quarter of 2025 and that could be effective as soon as the first quarter of 2026. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations. Thirteen states (Louisiana, Arkansas, West Virginia, Minnesota, Kansas, Mississippi, Missouri, Maryland, North Dakota, South Dakota, Utah, Nebraska and New Mexico) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2025, no fewer than 28 states are considering similar legislation. These bills vary, but typically include provisions on restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. In March 2024, the U.S. Court of Appeals for the 8th Circuit ruled that Arkansas’ Act 1103, which prohibits drugmakers from restricting the acquisition or delivery of 340B drugs to covered entities and their contract pharmacies, was not preempted by the federal 340B statute. The decision contributed to an increase in the number of states considering similar legislation. In July 2024, the U.S. District Court for the Southern District of Mississippi denied motions for a preliminary injunction in two cases challenging a similar law in Mississippi, finding that neither plaintiff had demonstrated a substantial likelihood of success on the merits. These orders are being appealed at the U.S. Court of Appeals for the 5th Circuit. In September 2024, the U.S. District Court for the Western District of Louisiana dismissed a lawsuit challenging Louisiana’s 340B contract pharmacy mandate law, and the U.S. District Court for the District of Maryland denied a motion for preliminary injunction challenging a similar law in Maryland. These lawsuits challenging states on their 340B contract pharmacy laws are subsequent to Genesis Health Care, Inc. v. Becerra, where the U.S. District Court for the District of South Carolina issued an order in November 2023 that enjoins the Health Resources and Services Administration from enforcing its more restrictive interpretation of who is considered a patient under the 340B Program, to the potential benefit of healthcare systems seeking to expand the application of 340B discounts.
Additionally, on January 5, 2024, the FDA authorized Florida to move forward with its importation program proposal, though the state has not yet completed any significant steps towards importation within the two-year authorization window. Colorado, Maine, New Hampshire, New Mexico, Texas and Vermont have also enacted state importation laws, and some have submitted plans for approval to the FDA. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Further, the April 2025 EO also directs HHS to, within 90 days, streamline and improve the drug importation program to ease the process for states to obtain drug importation approvals.
Ultimately, as with U.S. federal government actions, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.
—U.S. commercial payer actions have affected, and may continue to affect, access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, are continuing to seek ways to further reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payers may affect these trends. Payers, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, and to also impose restrictions on access to, or usage of, our products (such as Step Therapy), require that patients receive the payer’s prior authorization before covering the product, and/or chosen to exclude certain indications for which our products are approved. For example, some payers require physicians to demonstrate or document that the patients for whom Repatha has been prescribed meet their utilization criteria, and these requirements have served to limit patient access to Repatha treatment. In an effort to reduce barriers to access, we reduced the net price of Repatha by providing greater discounts and rebates to payers (including PBMs that administer Medicare Part D prescription drug plans), and in response to a very high percentage of Medicare patients abandoning their Repatha prescriptions rather than paying their co-pay, we introduced a set of new National Drug Codes to make Repatha available at a lower list price. However, affordability of patient out-of-pocket co-pay cost has limited, and, going forward, may in the future limit, patient use. Further, despite these net and list price reductions, some payers have restricted, and may continue to restrict, patient access and may seek further discounts or rebates or take other actions, such as changing formulary coverage for Repatha, that could reduce its sales. These factors have limited, and may continue to limit, patient affordability and use, negatively affecting Repatha sales.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. For example, in the United States, the FTC’s interim report released in 2024 showed that the top six integrated health plans and PBMs controlled about 94% of all pharmacy prescriptions. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top six integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, in September 2024, the FTC brought action against the three largest PBMs alleging anticompetitive and unfair rebating practices. In addition, multiple Congressional Committees have been investigating PBM practices and have also proposed legislation that could increase transparency and reporting of these practices and/or impact rebates and service fees. The results of such inquiries could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
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
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2024. Pressures to decrease drug expenditures may intensify as governments take actions to address budgets strained by high inflation and weak economic conditions, including in Europe where the effects of the Russia–Ukraine conflict have challenged the economies in that region. Further, the EU is currently undergoing a review and revision of its general pharmaceutical legislation that, while full implementation is not expected before 2027, has led to proposals that would reduce intellectual property protection for new products (including potentially shortening the duration of regulatory data exclusivity and orphan drug exclusivity protections), as well as change the reimbursement and regulatory landscape. International reference pricing has been widely used by many countries outside the United States to control costs. International reference pricing policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability across countries or regions. Other expenditure control practices, including the use of revenue clawbacks, rebates and caps on product sales, are also used in various foreign jurisdictions. In addition, countries may refuse to reimburse, or may restrict the reimbursed population for a product, when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, prior to 2020, the reimbursement of Repatha in France was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment. Many countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most, or all of, the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to hospitals and other providers, has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such failures and changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
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
Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we utilize third-party service providers to collect, process, store, manage or transmit such data, which have increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. Malicious actors, including those working under state-sponsored campaigns, have sought employment, often in remote information technology roles, as a means to gain inside access at targeted companies. In two separate incidents, the most recent of which occurred in the first quarter of 2025, individuals used fraudulent identification in connection with their hiring by the Company. While these individuals were detected and terminated before any data was extracted or malware installed, there can be no assurance that future attempts by similar actors will be unsuccessful. System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers have constituted a substantial share of the information security risks that have affected us. For example, in the first half of 2021, a supplier experienced a data breach in which an unauthorized third party acquired access to certain information provided to the supplier in the course of its provision of services to us, including business documents and certain personally identifiable patient information (not including social security or other financial or health insurance information). As required, we promptly notified the applicable state attorneys general and the individuals whose personally identifiable information was affected of this data breach at the supplier. In the third quarter of 2022, another service provider experienced a similar cybersecurity breach in which an attacker exfiltrated certain data (including non-significant Amgen data) from the service provider’s systems. Additionally, in April 2024, one of our former vendors notified us that its subsidiary that had provided us with certain patient support services until mid-2022, experienced a cybersecurity incident that it discovered in February 2024 and that data containing individually identifiable health information of over 1.7 million Amgen patients (that was retained as required by FDA regulations) was involved in the incident. Pursuant to the Health Breach Notification Rule requirements, we notified the FTC of this incident. Although these supplier data breaches have not resulted in material adverse effects on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events. For example, in 2020 and 2022, two of our vendors experienced cyberattacks and each initially reported to us that neither event involved our data. However, upon further investigation, they each subsequently informed us that the attackers had accessed limited, non-significant Amgen information. Although neither of these breaches had a significant adverse effect on our business, in the future we may again not receive timely reporting of cybersecurity events, and such events could have a material adverse effect on our business.
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
We are also subject to various laws and regulations globally regarding cybersecurity, privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection is continuously evolving and developing and the subject of significant attention globally. For example, we are subject to the EU’s General Data Protection Regulation, which became effective in May 2018, and the California Consumer Privacy Act of 2018 (CCPA), which became effective in January 2020, both of which provide for substantial penalties for noncompliance. The CCPA was amended in late 2020, to create the California Privacy Rights Act to create opt in requirements for the use of sensitive personal data and the formation of a new dedicated agency for the enforcement of the law, the California Privacy Protection Agency. Similar consumer privacy laws went into effect in 13 other states, have been enacted (but not yet in effect) in six other states, and have been proposed in 14 additional states. Outside the United States, other jurisdictions where we operate have passed, or continue to propose, data privacy or cybersecurity legislation and/or regulations. For example, in China, the Personal Information Protection Law and the Data Security Law, which regulate data processing activities associated with personal and nonpersonal data, are in effect and build upon the existing Cybersecurity Law. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
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
Recent initiatives to reduce the size and budgets of government agencies, including the HHS, FDA and NIH, may adversely impact our operations. In particular, reductions in staffing and resources at the FDA could result in delays in regulatory review timelines and marketing approvals. The FDA may also have limited capacity to engage in pre-approval or guidance meetings or meetings to negotiate labeling or post-marketing commitments. Further, reductions in communication and policymaking roles has reduced the transparency of agency actions. Additionally, any funding reductions and caps on research overhead costs imposed on the NIH and its programs may result in grant funding cutbacks for scientific and disease-related research at academic institutions and research centers, and such reductions, over the longer term, may slow the overall discovery and development of new therapies and/or slow or interrupt the flow of innovation into the pharmaceutical development pipeline. These developments and others associated with the reduction of personnel and budgets at the regulatory agencies that oversee our industry and operations may adversely affect our business activities, including our ongoing and future clinical research and drug development programs, research collaborations, manufacturing activities and regulatory submissions.
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
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator sponsored studies, or as our marketed products are used in clinical practice. We are required continuously to collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In the United States, for our products with approved Risk Evaluation and Mitigation Strategies (REMS, see Part I, Item 1. Business—Government Regulation—Postapproval Phase, of our Annual Report on Form 10-K for the year ended December 31, 2024), we are required to submit periodic assessment reports to the FDA to demonstrate that the goals of the REMS are being met. REMS and other risk management programs are designed to help ensure that a drug’s benefits outweigh the risks and vary in the elements they contain. If the FDA is not satisfied with the results of the periodic assessment reports we submit for any of our REMS, the FDA may also modify our REMS or take other regulatory actions, such as implementing revised or restrictive labeling. The drug delivery devices approved for use in combination with our products are also subject to regulatory oversight and review for safety and malfunctions. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks. If regulatory agencies determine that we or other parties (including our clinical trial investigators, those operating our patient support programs or licensees of our products) have not complied with the applicable reporting, other pharmacovigilance or other safety or quality assessment requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety problems or signals occurring with respect to products that are similar to ours or that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:
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

In addition to our innovative products, we are working to develop and commercialize biosimilar versions of a number of products currently manufactured, marketed and sold by other pharmaceutical companies. In some markets outside the United States and EU, there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the BPCIA provided for such a pathway. Discussions within the FDA and other regulatory authorities, and between regulatory authorities and sponsors, continue as to the evidence needed to demonstrate biosimilarity or interchangeability for specific products. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future. Delays or uncertainties in the development or implementation of such pathways, or changes in existing regulatory pathways, including degradation of regulatory standards, could result in delays or difficulties in getting our biosimilar products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Further, we cannot predict the extent to which any potential legislative or policy initiatives would affect the biosimilar pathway or have a material adverse effect on our development of biosimilars, on our marketed biosimilars or on our pursuit of interchangeability designations for any biosimilar. In addition, if we are unable to bring our biosimilar products to market on a timely basis and secure “first-to-market” or other advantageous positions, our future biosimilar sales, business and results of operations could be materially and adversely affected.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, which was followed by high rates of inflation and actions taken by financial regulators to raise interest rates. Instability in the financial system, tighter lending standards and higher interest rates have added stress that may create additional vulnerabilities in the global economy, the effects of which may be of an extended duration. Additionally, with higher interest rates, deficits (including those associated with the pandemic), and other fiscal pressures, governments may be unable to sustain their previously high levels of fiscal spending. Further, in the United States, although Congress has approved stopgap measures to fund the government through early March, the federal government continues to be at risk of a shutdown if legislation providing funding for the fiscal year is not passed as a result of political divisions in Congress and an impasse on budgetary and spending matters. Congress must also reach an agreement to extend the federal debt ceiling in 2025 to avoid default on U.S. government debt, and such negotiation will also likely include a focus on decreasing government spending (which the new Administration and Congressional majorities have indicated will be a priority). Consequently, these and other financial pressures have caused, and may continue to cause, government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The cumulative effects of inflationary pressures, an uncertain trade environment with escalating and rapidly-changing tariffs, and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. On April 2, 2025, the Administration issued an executive order (the April 2025 Tariff EO) imposing a universal 10% tariff on all imported goods, with certain exceptions including pharmaceuticals. The April 2025 Tariff EO imposed additional higher tariffs on approximately 60 countries with which the United States has trade deficits. However, on April 9, 2025 the Administration temporarily placed the country-specific tariffs on hold for 90 days, except the tariff on goods imported from China, which was subsequently raised to 145%. Shortly after the April 2025 Tariff EO, China announced 34% retaliatory tariffs that were subsequently increased to 125% on goods imported from the United States. The EU also announced 25% retaliatory tariffs on certain goods imported from the United States, excluding pharmaceuticals, which was subsequently paused for 90 days in response to the Administration’s pause on country-specific tariffs. While the April 2025 Tariff EO exempts pharmaceuticals, the universal 10% tariff and any foreign retaliatory tariffs will increase certain of our costs, including the materials we use to manufacture our products as well as to conduct our research and development activities, such as delivery devices, consumable supplies and certain other laboratory materials, and the tariffs imposed by China may negatively affect our business in that country. On April 1, 2025, the Administration initiated an investigation under Section 232 of the Trade Expansion Act of 1962 of the importation of pharmaceuticals, pharmaceutical ingredients and their derivative products, which may lead to the imposition of a sector-specific tariff on such products. If the current tariff exemptions applicable to pharmaceutical products are revoked, or if new sector-specific tariffs targeting pharmaceuticals, pharmaceutical ingredients and their derivative products are imposed, our product sales and research and development activities may be adversely affected. Further, the administrative requirements of tariffs across global trade could also slow and/or delay the processing and delivery of products and materials in supply chains. Given the many uncertainties and variables, it is currently unclear the extent, and degree, to which existing and future tariffs will disrupt and adversely affect our business activities (including product sales, and conduct of clinical trial and research and development activities), and the global economic environment, and/or amplify the other risks described herein. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2025, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
January 1–31	—	—	—	$6,779,253,902
February 1–28	—	—	—	$6,779,253,902
March 1–31	—	—	—	$6,779,253,902
Total	—		—

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.32
Description of Amgen Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

10.1+	Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 17, 2024 and incorporated herein by reference.)

10.2+
Form of Grant of Stock Option Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 9, 2024.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 9, 2024.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program (As Amended and Restated on December 9, 2024.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

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

19.1	Amgen Inc. Insider Trading Policy. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

19.2
Amgen Inc. Securities Transactions Blackout and Pre-Clearance Practices and Procedures. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

97	Policy Relating to Recovery of Erroneously Awarded Compensation. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Amgen Inc.
(Registrant)

Date:	May 1, 2025	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)