Form 10-Q
period 2025-06-30
AMGEN INC
filed 2025-08-06
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☑
As of July 31, 2025, the registrant had 538,361,851 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
BLA	Biologics License Application
CMS	Centers for Medicare & Medicaid Services
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
G7	Group of Seven (Canada, France, Germany, Italy, Japan, the United Kingdom and the United States)
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
Later-Stage Clinical Programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
Marketed Product Support	R&D expenses incurred in support of the Company’s marketed products that are authorized to be sold primarily in the United States or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the United States or the EU has been obtained
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nations
MFN EO	Most-Favored-Nations Prescription Drug Pricing Executive Order
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OBBBA	The One Big Beautiful Bill Act
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
Research and Early Pipeline	R&D expenses incurred in activities substantially in support of early research through the completion of phase 1 clinical trials, including drug discovery, toxicology, pharmacokinetics and drug metabolism and process development

Term	Description
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury
UTB	unrecognized tax benefit

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV™ (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA™ (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$8,771	$8,041	$16,644	$15,159
Other revenues	408	347	684	676
Total revenues	9,179	8,388	17,328	15,835

Operating expenses:
Cost of sales	3,011	3,236	5,979	6,436
Research and development	1,744	1,447	3,230	2,790
Selling, general and administrative	1,691	1,785	3,378	3,593
Other	77	11	907	116
Total operating expenses	6,523	6,479	13,494	12,935

Operating income	2,656	1,909	3,834	2,900

Other income (expense):
Interest expense, net	(694)	(808)	(1,417)	(1,632)
Other (expense) income, net	(394)	(307)	1,124	(542)

Income before income taxes	1,568	794	3,541	726

Provision for income taxes	136	48	379	93

Net income	$1,432	$746	$3,162	$633

Earnings per share:
Basic	$2.66	$1.39	$5.88	$1.18
Diluted	$2.65	$1.38	$5.84	$1.17

Weighted-average shares used in calculation of earnings per share:
Basic	538	537	538	537
Diluted	541	541	541	541
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$1,432	$746	$3,162	$633
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation adjustments	86	(15)	143	(39)
(Losses) gains on cash flow hedges	(399)	51	(622)	177
Other	—	(1)	1	(4)
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(313)	35	(478)	134
Comprehensive income	$1,119	$781	$2,684	$767
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,028	$11,973
Trade receivables, net	8,701	6,782
Inventories	6,583	6,998
Other current assets	3,422	3,277
Total current assets	26,734	29,030

Property, plant and equipment, net	6,855	6,543
Intangible assets, net	24,614	27,699
Goodwill	18,674	18,637
Other noncurrent assets	11,020	9,930
Total assets	$87,897	$91,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,010	$1,908
Accrued liabilities	15,022	17,641
Current portion of long-term debt	2,444	3,550
Total current liabilities	20,476	23,099

Long-term debt	53,760	56,549
Long-term deferred tax liabilities	1,386	1,616
Long-term tax liabilities	2,511	2,349
Other noncurrent liabilities	2,336	2,349

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—538.3 shares in 2025 and 536.9 shares in 2024	33,680	33,533
Accumulated deficit	(25,708)	(27,590)
Accumulated other comprehensive loss	(544)	(66)
Total stockholders’ equity	7,428	5,877
Total liabilities and stockholders’ equity	$87,897	$91,839
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30, 2025
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of March 31, 2025	537.7	$33,578	$(27,140)	$(231)	$6,207
Net income	—	—	1,432	—	1,432
Other comprehensive loss, net of taxes	—	—	—	(313)	(313)
Issuance of common stock in connection with equity award programs	0.6	36	—	—	36
Stock-based compensation expense	—	157	—	—	157
Tax impact related to employee stock-based compensation expense	—	(91)	—	—	(91)
Balance as of June 30, 2025	538.3	$33,680	$(25,708)	$(544)	$7,428

	Six months ended June 30, 2025
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2024	536.9	$33,533	$(27,590)	$(66)	$5,877
Net income	—	—	3,162	—	3,162
Other comprehensive loss, net of taxes	—	—	—	(478)	(478)
Dividends declared on common stock ($2.38 per share)	—	—	(1,280)	—	(1,280)
Issuance of common stock in connection with equity award programs	1.4	78	—	—	78
Stock-based compensation expense	—	242	—	—	242
Tax impact related to employee stock-based compensation expense	—	(173)	—	—	(173)
Balance as of June 30, 2025	538.3	$33,680	$(25,708)	$(544)	$7,428

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30, 2024
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of March 31, 2024	536.4	$33,082	$(27,870)	$(190)	$5,022
Net income	—	—	746	—	746
Other comprehensive income, net of taxes	—	—	—	35	35
Issuance of common stock in connection with equity award programs	0.8	65	—	—	65
Stock-based compensation expense	—	157	—	—	157
Tax impact related to employee stock-based compensation expense	—	(100)	—	—	(100)
Balance as of June 30, 2024	537.2	$33,204	$(27,124)	$(155)	$5,925

	Six months ended June 30, 2024
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2023	535.4	$33,070	$(26,549)	$(289)	$6,232
Net income	—	—	633	—	633
Other comprehensive income, net of taxes	—	—	—	134	134
Dividends declared on common stock ($2.25 per share)	—	—	(1,208)	—	(1,208)
Issuance of common stock in connection with equity award programs	1.8	99	—	—	99
Stock-based compensation expense	—	260	—	—	260
Tax impact related to employee stock-based compensation expense	—	(225)	—	—	(225)
Balance as of June 30, 2024	537.2	$33,204	$(27,124)	$(155)	$5,925
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,162	$633
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,728	2,799
Impairment of intangible assets	800	68
Stock-based compensation expense	242	260
Deferred income taxes	(672)	(784)
(Gains) losses on equity securities	(741)	916
Other items, net	(73)	(174)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(1,823)	310
Inventories	527	1,528
Other assets	(407)	(339)
Accounts payable	1,086	666
Accrued income taxes, net	(2,313)	(1,311)
Long-term tax liabilities	162	(637)
Accrued liabilities	(50)	(361)
Accrued sales incentives and allowance	1,113	(393)
Other liabilities	(70)	(33)
Net cash provided by operating activities	3,671	3,148
Cash flows from investing activities:
Purchases of property, plant and equipment	(780)	(468)
Other	(56)	34
Net cash used in investing activities	(836)	(434)
Cash flows from financing activities:
Extinguishment of debt	(602)	(410)
Repayment of debt	(3,500)	(1,400)
Dividends paid	(2,559)	(2,417)
Other	(119)	(130)
Net cash used in financing activities	(6,780)	(4,357)
Decrease in cash and cash equivalents	(3,945)	(1,643)
Cash and cash equivalents at beginning of period	11,973	10,944
Cash and cash equivalents at end of period	$8,028	$9,301
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Basis of presentation
The interim unaudited financial information for the three and six months ended June 30, 2025 and 2024, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and with the condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $10.8 billion and $10.4 billion as of June 30, 2025 and December 31, 2024, respectively.
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
As the Company’s CODM evaluates the financial performance of the Company’s human therapeutics segment on a consolidated basis, the measure of segment performance is net income, as reflected in the Condensed Consolidated Statements of Income. The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to both assess the overall level of resources available and optimize the distribution of resources across functions, therapeutic areas, regions and R&D programs in line with our long-term corporate-wide strategic goals. In addition, the CODM may also evaluate financial performance based on net income adjusted for certain items that are unusual and non-recurring. As the Company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the Condensed Consolidated Balance Sheets. See Note 6, Investments, for further information regarding equity method investments, and Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows for further information regarding capital expenditures.

The following table provides segment revenues, significant segment expenses, other segment items, reported segment net income and a reconciliation of segment net income to the Company’s total consolidated net income for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$8,771	$8,041	$16,644	$15,159
Other revenues	408	347	684	676
Total revenues	9,179	8,388	17,328	15,835

Less:
Manufacturing cost of sales(1)(2)	2,484	2,825	5,012	5,639
Profit share and royalties in cost of sales(1)	527	411	967	797
Research and development(1)	1,744	1,447	3,230	2,790
Sales and marketing(1)	1,137	1,211	2,203	2,415
General and administrative(1)	554	574	1,175	1,178
Other segment items(3)	539	445	(34)	965
Equity in loss (income) of equity method investments	18	(12)	29	(39)
Interest income	(86)	(115)	(212)	(268)
Interest expense, net	694	808	1,417	1,632
Provision for income taxes	136	48	379	93
Segment net income	1,432	746	3,162	633
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,432	$746	$3,162	$633
____________
(1)    During the three months ended June 30, 2025 and 2024, amortization of our finite-lived intangible assets was $1.1 billion and $1.2 billion, respectively. During the six months ended June 30, 2025 and 2024, amortization of our finite-lived intangible assets was $2.3 billion and $2.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. In addition, during the three months ended June 30, 2025 and 2024, we recognized depreciation and right-of-use asset amortization of $220 million and $202 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized depreciation and right-of-use asset amortization of $429 million and $403 million, respectively.
(2)    During the three months ended June 30, 2025 and 2024, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $339 million and $660 million, respectively. During the six months ended June 30, 2025 and 2024, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $702 million and $1.4 billion, respectively.
(3)    Other segment items included in Segment net income primarily consisted of fair value adjustments on equity securities (see Note 6, Investments) and net impairment charges on intangible assets (see Note 8, Goodwill and other intangible assets).

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
Revenues were as follows (in millions):

	Three months ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$745	$377	$1,122	$770	$395	$1,165
Repatha	361	335	696	270	262	532
ENBREL	597	7	604	902	7	909
XGEVA	347	185	532	399	163	562
Otezla	512	106	618	432	112	544
EVENITY	395	123	518	281	110	391
TEPEZZA	466	39	505	478	1	479
BLINCYTO	270	114	384	165	99	264
KYPROLIS	232	146	378	240	137	377
Aranesp	107	252	359	91	257	348
Nplate	228	141	369	214	132	346
TEZSPIRE(1)	342	—	342	234	—	234
KRYSTEXXA	349	—	349	294	—	294
Vectibix	144	161	305	133	137	270
Other products(2)	1,229	461	1,690	937	389	1,326
Total product sales(3)	$6,324	$2,447	8,771	$5,840	$2,201	8,041
Other revenues			408			347
Total revenues			$9,179			$8,388

	Six months ended June 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$1,465	$756	$2,221	$1,427	$737	$2,164
Repatha	704	648	1,352	543	506	1,049
ENBREL	1,101	13	1,114	1,463	13	1,476
XGEVA	707	391	1,098	765	358	1,123
Otezla	855	200	1,055	725	213	938
EVENITY	715	245	960	517	216	733
TEPEZZA	831	55	886	897	6	903
BLINCYTO	543	211	754	318	190	508
KYPROLIS	448	254	702	474	279	753
Aranesp	198	501	699	191	506	697
Nplate	429	253	682	404	259	663
TEZSPIRE(1)	627	—	627	407	—	407
KRYSTEXXA	585	—	585	529	—	529
Vectibix	279	293	572	253	264	517
Other products(2)	2,499	838	3,337	1,900	799	2,699
Total product sales(3)	$11,986	$4,658	16,644	$10,813	$4,346	15,159
Other revenues			684			676
Total revenues			$17,328			$15,835
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2025 and 2024.

4. Income taxes
The effective tax rates for the three and six months ended June 30, 2025 were 8.7% and 10.7%, respectively, compared with 6.0% and 12.8%, respectively, for the corresponding periods in the prior year.
The increase in our effective tax rate for the three months ended June 30, 2025, was primarily due to the change in earnings mix, including lower amortization expense from the fair value step-up of inventory acquired from Horizon, and current year net unfavorable items as compared to the prior period. The decrease in our effective tax rate for the six months ended June 30, 2025, was primarily due to the change in earnings mix, including the Otezla impairment charge recorded in the first quarter of 2025, and current year net favorable items as compared to the prior period, partially offset by the net unrealized gains in the first half of 2025 compared to net unrealized losses in the prior period on equity investments. See Note 6, Investments. The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Our legal entities in such countries, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties are scheduled to file post-trial reply briefs in October 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019-2022 in 2025 or early 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
During the three and six months ended June 30, 2025, the gross amounts of our UTBs increased by $60 million and $100 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2025, if recognized, would impact our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income (Numerator):
Net income for basic and diluted EPS	$1,432	$746	$3,162	$633

Shares (Denominator):
Weighted-average shares for basic EPS	538	537	538	537
Effect of dilutive securities	3	4	3	4
Weighted-average shares for diluted EPS	541	541	541	541

Basic earnings per share	$2.66	$1.39	$5.88	$1.18
Diluted earnings per share	$2.65	$1.38	$5.84	$1.17
For the three and six months ended June 30, 2025 and 2024, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$994	$—	$—	$994
Money market mutual funds	6,363	—	—	6,363
Other short-term interest-bearing securities	129	—	—	129
Total interest-bearing securities	$7,486	$—	$—	$7,486

Types of securities as of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$997	$—	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	135	—	—	135
Total interest-bearing securities	$11,486	$—	$—	$11,486
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2025	December 31, 2024
Cash and cash equivalents	$7,486	$11,486
Total interest-bearing securities	$7,486	$11,486
Cash and cash equivalents in the above table excludes bank account cash of $542 million and $487 million as of June 30, 2025 and December 31, 2024, respectively.
All interest-bearing securities as of June 30, 2025 and December 31, 2024, mature in one year or less. For the three months ended June 30, 2025 and 2024, interest income on these investments was $86 million and $115 million, respectively. For the six months ended June 30, 2025 and 2024, interest income on these investments was $212 million and $268 million, respectively.
For the three and six months ended June 30, 2025 and 2024, realized gains and losses on interest-bearing securities were not material and were recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeOne Medicines Ltd.
As of June 30, 2025 and December 31, 2024, the fair values of our investment in BeOne were $4.6 billion and $3.5 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2025 and 2024, we recorded unrealized losses of $570 million and $260 million, respectively. During the six months ended June 30, 2025 and 2024, we recorded an unrealized gain of $1.1 billion and an unrealized loss of $714 million, respectively. These unrealized gains and losses were recognized in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
Subject to certain exceptions or otherwise agreed to by BeOne, while Amgen holds at least 5.0% of BeOne’s outstanding common stock, (A) we may only sell our BeOne equity investment via: (i) a registered public offering, (ii) a sale under Rule

144 of the Securities Act of 1933 (the “Securities Act”) or (iii) a private sale exempt from registration requirements under the Securities Act, and (B) we may not sell more than 5.0% of BeOne’s outstanding common stock in any rolling 12-month period.
Other equity securities
Excluding our equity investments in BeOne (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $287 million and $314 million as of June 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025 and 2024, net unrealized gains and losses on these publicly traded securities were not material. Additionally, net realized gains and losses on sales of publicly traded securities for the three and six months ended June 30, 2025 and 2024, were not material.
We held investments of $323 million and $319 million in equity securities without readily determinable fair values as of June 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2025 and 2024, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and six months ended June 30, 2025 and 2024, were not material.
Equity method investments
Neumora Therapeutics, Inc.
As of June 30, 2025 and December 31, 2024, our ownership interest in Neumora was approximately 21.9% and the fair values of our investment were $26 million and $375 million, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other (expense) income, net, in the Condensed Consolidated Statements of Income each reporting period. See Note 11, Fair value measurement. We believe the fair value option best reflects the economics of the underlying transaction. During the three months ended June 30, 2025 and 2024, we recognized unrealized losses of $9 million and $138 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized unrealized losses of $349 million and $255 million, respectively.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $235 million and $262 million as of June 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2025, we had $146 million of unfunded additional commitments to be made for these investments during the next several years. For the three and six months ended June 30, 2025 and 2024, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$885	$818
Work in process	3,658	4,120
Finished goods	2,040	2,060
Total inventories	$6,583	$6,998

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2024	$18,637
Foreign currency translation adjustments	37
Balance at June 30, 2025	$18,674
Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2025			December 31, 2024
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$48,201	$(24,846)	$23,355	$48,611	$(22,594)	$26,017
Licensing rights	3,875	(3,457)	418	3,875	(3,392)	483
Research and development technology rights	1,419	(1,288)	131	1,374	(1,235)	139
Marketing-related rights	1,202	(1,202)	—	1,202	(1,202)	—
Total finite-lived intangible assets	54,697	(30,793)	23,904	55,062	(28,423)	26,639
Indefinite-lived intangible assets:
In-process research and development	710	—	710	1,060	—	1,060
Total other intangible assets	$55,407	$(30,793)	$24,614	$56,122	$(28,423)	$27,699
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
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and resulted in a partial impairment of both the gross and net carrying amounts of $800 million, which was recognized in Other operating expenses in the Condensed Consolidated Statements of Income. See Note 11, Fair value measurement.
IPR&D consists of R&D projects acquired in a business combination that are not complete at the time of acquisition due to remaining technological risks and/or lack of receipt of required regulatory approvals. We review IPR&D projects for impairment annually, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and upon the establishment of technological feasibility or regulatory approval. During the second quarter of 2025, the FDA approved UPLIZNA for the Immunoglobulin G4-related disease (IgG4-RD) indication, and commercialization commenced in the United States. As a result, the Company reclassified the related intangible asset with a gross carrying value of $350 million from IPR&D to developed-product-technology rights and began amortizing it on a straight-line basis over its estimated useful life of approximately 11 years from the date placed in service.
During the three months ended June 30, 2025 and 2024, we recognized amortization of our finite-lived intangible assets of $1.1 billion and $1.2 billion, respectively. During the six months ended June 30, 2025 and 2024, we recognized amortization of our finite-lived intangible assets of $2.3 billion and $2.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of June 30, 2025, the total estimated future amortization of our finite-lived intangible assets for the remaining six months ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, 2029 and 2030, was $2.0 billion, $3.7 billion, $3.7 billion, $2.9 billion, $2.3 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2025	December 31, 2024
1.90% notes due 2025 (1.90% 2025 Notes)	$—	$500
5.25% notes due 2025 (5.25% 2025 Notes)	—	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	—	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	884	777
5.507% notes due 2026 (5.507% 2026 Notes)	1,500	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	652	595
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	961	876
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,668
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	594	776
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,504	1,764
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	754	890
4.20% notes due 2052 (4.20% 2052 Notes)	882	895
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,165

	June 30, 2025	December 31, 2024
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	57,695	61,778
Unamortized bond discounts, premiums and issuance costs, net	(1,331)	(1,360)
Fair value adjustments	(186)	(343)
Other	26	24
Total carrying value of debt	56,204	60,099
Less current portion	(2,444)	(3,550)
Total long-term debt	$53,760	$56,549
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loan has an interest rate of three-month SOFR plus 1.225%.
Debt repayments
During the three months ended June 30, 2025 and 2024, debt repayments totaled $1.0 billion and $1.4 billion, respectively. During the six months ended June 30, 2025 and 2024, debt repayments totaled $3.5 billion and $1.4 billion, respectively.
Debt extinguishment
During the three months ended June 30, 2025, we repurchased an aggregate principal amount of our debt of $418 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $301 million, which resulted in a $117 million gain on extinguishment of debt. During the three months ended June 30, 2024, we did not have any extinguishments of debt.
During the six months ended June 30, 2025, we repurchased an aggregate principal amount of our debt of $832 million, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $602 million, which resulted in a $228 million gain on extinguishment of debt. During the six months ended June 30, 2024, we repurchased an aggregate principal amount of our debt of $544 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $410 million, which resulted in a $133 million gain on extinguishment of debt. Gains on extinguishments of debt are recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.

10. Stockholders’ equity
Stock repurchase program
During the six months ended June 30, 2025 and 2024, we did not repurchase shares under our stock repurchase program. As of June 30, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In March 2025 and December 2024, our Board of Directors declared quarterly cash dividends of $2.38 per share, which were paid in June 2025 and March 2025, respectively. In August 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share, which will be paid in September 2025.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of March 31, 2025	$(317)	$64	$22	$(231)
Foreign currency translation adjustments	86	—	—	86
Unrealized losses	—	(323)	—	(323)
Reclassification adjustments into earnings	—	(184)	—	(184)
Other	—	—	—	—
Income taxes	—	108	—	108
Balance as of June 30, 2025	$(231)	$(335)	$22	$(544)

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2024	$(374)	$287	$21	$(66)
Foreign currency translation adjustments	143	—	—	143
Unrealized losses	—	(469)	—	(469)
Reclassification adjustments into earnings	—	(323)	—	(323)
Other	—	—	1	1
Income taxes	—	170	—	170
Balance as of June 30, 2025	$(231)	$(335)	$22	$(544)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended June 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2025	2024
Cash flow hedges:
Foreign currency forward contract gains	$12	$55	Product sales
Cross-currency swap contract gains (losses)	172	(3)	Other (expense) income, net
	184	52	Income before income taxes
	(40)	(11)	Provision for income taxes
	$144	$41	Net income

	Six months ended June 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2025	2024
Cash flow hedges:
Foreign currency forward contract gains	$68	$106	Product sales
Cross-currency swap contract gains (losses)	255	(34)	Other (expense) income, net
	323	72	Income before income taxes
	(70)	(15)	Provision for income taxes
	$253	$57	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$994	$—	$994
Money market mutual funds	6,363	—	—	6,363
Other short-term interest-bearing securities	—	129	—	129
Equity securities	4,898	—	—	4,898
Derivatives:
Foreign currency forward contracts	—	55	—	55
Cross-currency swap contracts	—	54	—	54
Total assets	$11,261	$1,232	$—	$12,493

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$382	$—	$382
Cross-currency swap contracts	—	293	—	293
Interest rate swap contracts	—	344	—	344
Contingent consideration obligations	—	—	90	90
Total liabilities	$—	$1,019	$90	$1,109

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2024, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$997	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	—	135	—	135
Equity securities	4,188	—	—	4,188
Derivatives:
Foreign currency forward contracts	—	420	—	420
Total assets	$14,542	$1,552	$—	$16,094

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	483	—	483
Interest rate swap contracts	—	531	—	531
Contingent consideration obligations	—	—	106	106
Total liabilities	$—	$1,022	$106	$1,128

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeOne and Neumora, as of June 30, 2025 and December 31, 2024, are based on quoted market prices in active markets, with no valuation adjustment.
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
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of June 30, 2025 and December 31, 2024, the aggregate fair values of our fixed-rate debt were $52.1 billion and $54.9 billion, respectively, and the carrying values of our fixed-rate debt were $54.4 billion and $58.3 billion, respectively. The estimates of the fair values of our term loans approximate their carrying values as of June 30, 2025 and December 31, 2024, as these debt instruments bear interest at floating rates.
During the six months ended June 30, 2025 and 2024, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairment of the Otezla intangible asset in the first quarter of 2025 as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of June 30, 2025 and December 31, 2024, we had outstanding foreign currency forward contracts with aggregate notional amounts of $7.4 billion and $7.2 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of June 30, 2025, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.6%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the six months ended June 30, 2025 and 2024, and amounts expected to be recognized during the next 12 months are not material.

Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2025	2024	2025	2024
Foreign currency forward contracts	$(503)	$123	$(715)	$325
Cross-currency swap contracts	180	(6)	246	(30)
Total unrealized (losses) gains	$(323)	$117	$(469)	$295
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of June 30, 2025 and December 31, 2024, we had interest rate swap contracts with aggregate notional amounts of $5.7 billion and $6.7 billion respectively, that hedge certain portions of our long-term debt issuances. The reduction in aggregate notional amount of these contracts during the six months ended June 30, 2025, was due to the termination of swaps that occurred in connection with the repayment of the 3.125% 2025 Notes (see Note 9, Financing arrangements).
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Current portion of long-term debt	$53	$1,045	$53	$45
Long-term debt	$5,304	$5,152	$(239)	$(388)
____________
(1)     Current portion of long-term debt includes $53 million and $56 million of carrying value with discontinued hedging relationships as of June 30, 2025 and December 31, 2024, respectively. Long-term debt includes $206 million and $232 million of carrying value with discontinued hedging relationships as of June 30, 2025 and December 31, 2024, respectively.
(2)    Current portion of long-term debt includes $53 million and $56 million of hedging adjustments on discontinued hedging relationships as of June 30, 2025 and December 31, 2024, respectively. Long-term debt includes $106 million and $132 million of hedging adjustments on discontinued hedging relationships as of June 30, 2025 and December 31, 2024, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,771	$(394)	$(694)	$16,644	$1,124	$(1,417)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$12	$—	$—	$68	$—	$—
Cross-currency swap contracts	$—	$172	$—	$—	$255	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(61)	$—	$—	$(157)
Derivatives designated as hedging instruments	$—	$—	$75	$—	$—	$187

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,041	$(307)	$(808)	$15,159	$(542)	$(1,632)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$55	$—	$—	$106	$—	$—
Cross-currency swap contracts	$—	$(3)	$—	$—	$(34)	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(18)	$—	$—	$31
Derivatives designated as hedging instruments	$—	$—	$36	$—	$—	$8
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2025, $131 million of net losses on our foreign currency forward and cross-currency swap contracts were expected to be reclassified out of AOCI and recognized into earnings during the next 12 months.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2025 and December 31, 2024, the total notional amounts of these foreign currency forward contracts were $226 million and $148 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2025 and 2024.

Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$55	Accrued liabilities/ Other noncurrent liabilities	$382
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	54	Accrued liabilities/ Other noncurrent liabilities	293
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	344
Total derivatives designated as hedging instruments		109		1,019
Total derivatives		$109		$1,019

	Derivative assets		Derivative liabilities
December 31, 2024	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$420	Accrued liabilities/ Other noncurrent liabilities	$8
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	483
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	531
Total derivatives designated as hedging instruments		420		1,022
Total derivatives		$420		$1,022
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of June 30, 2025, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote and in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. In each of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, in which we could incur a liability, our opponents seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process, which in complex proceedings of the sort we face often extend for several years. As a result, none of the matters described in this filing; in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and in Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, in which we could incur a liability, have progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
Germany
On May 15, 2025, the Regional Court of Munich, which is considering Sanofi-Aventis Deutschland GmbH and Regeneron Pharmaceutical Inc.’s (Regeneron) request for damages arising from Amgen’s provisional enforcement of an injunction against PRALUENT®, canceled the hearing scheduled for May 21, 2025 and indicated it will reschedule the hearing for December 2025.
Unified Patent Court (UPC) of the European Union
In Sanofi Biotechnologies SAS (Sanofi) and Regeneron’s action filed against Amgen before the Dusseldorf Local Division of the UPC, alleging infringement of European Patent No. 3,536,712 (the EP’712 Patent), on May 13, 2025, the Dusseldorf Local Division of the UPC issued a decision that the EP’712 Patent, which Sanofi Biotechnology SAS licensed from Regeneron, is valid but not infringed by Amgen. Amgen filed a Statement of Appeal on July 11, 2025, and Sanofi and Regeneron filed a Statement of Appeal on July 14, 2025.
On June 9, 2025, Sanofi filed a motion seeking to stay its lawsuit against Amgen in the Dusseldorf Local Division of the UPC that alleges Amgen’s Repatha infringes European Patent No. 4,252,857 (the EP’857 Patent). On June 24, 2025, Amgen filed its Statement of Defense and Counterclaims in response to Sanofi’s allegation of infringement of the EP’857 Patent and, on June 30, 2025, opposed Sanofi’s motion to stay the case.
The Court of Appeals of the UPC rescheduled oral argument from May 22, 2025, to August 12, 2025 on Amgen’s appeal seeking to set aside the Central Division of the UPC’s decision to revoke Amgen’s European Patent No. 3,666,797.

European Patent Office
On June 2, 2025, the European Patent Office (EPO) Board of Appeal accelerated Amgen’s appeal from the EPO’s decision that Regeneron’s EP’712 Patent is valid and scheduled oral argument to take place on March 26, 2026.
On June 23, 2025, Amgen filed a Notice of Opposition and Grounds of Opposition before the EPO against Regeneron’s EP’857 Patent. On July 7, 2025, the EPO notified the parties that the Opposition proceedings concerning the EP’857 Patent have been accelerated due to the pending parallel proceedings before the UPC, and Regeneron’s response to Amgen’s Grounds of Opposition must accordingly be filed by October 7, 2025.
Japan
On May 27, 2025, Amgen filed petition for acceptance of an appeal with the Supreme Court of Japan from the Intellectual Property High Court’s dismissal of Amgen’s appeal in Amgen’s lawsuit against Sanofi K.K. seeking monetary compensation for past patent infringement.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Accord et al.
The parties entered into a confidential settlement agreement that resolves the patent litigation related to Accord Biopharma, Inc., Accord Healthcare, Inc. and Intas Pharmaceuticals, Ltd.’s (collectively, Accord) denosumab biosimilar products. Accordingly, the U.S. District Court for the District of New Jersey (New Jersey District Court) entered a Consent Judgment and Injunction on July 16, 2025, that the patents-in-suit are valid, enforceable and infringed and enjoining Accord from making, using, selling or offering for sale or importing its denosumab biosimilar products into the United States until the injunction expires on October 1, 2025. The confidential settlement allows Accord to launch its denosumab biosimilar products in the United States as early as October 1, 2025, subject to regulatory approval.
Amgen Inc. et al. v. Shanghai Henlius Biotech Inc. et al.
On June 25, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Shanghai Henlius Biotech Inc., Shanghai Henlius Biologics Co., Ltd, Organon LLC and Organon & Co. (collectively the Shanghai Henlius and Organon Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,217,153; 8,460,896; 8,680,248; 9,228,168; 9,359,435; 10,106,829; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,894,972; 11,077,404; 11,098,079; 11,192,919; 11,254,963; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents against the Shanghai Henlius and Organon Defendants). Amgen seeks a judgment from the New Jersey District Court that the Shanghai Henlius and Organon Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Shanghai Henlius and Organon Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar by the Shanghai Henlius and Organon Defendants before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On June 25, 2025, this litigation became a member of In Re: Denosumab Patent Litigation multi-district litigation with other cases involving Prolia/XGEVA biosimilars pending in the district. A trial date has not yet been set.
Amgen Inc. et al. v. Hikma Pharmaceuticals USA Inc. et al.
On June 25, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Hikma Pharmaceuticals USA Inc., Gedeon Richter Plc., and Gedeon Richter USA, Inc. (collectively the Hikma and Gedeon Richter Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,328,134; 9,359,435; 9,371,554; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,192,919; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents against the Hikma and Gedeon Richter Defendants). Amgen seeks a judgment from the New Jersey District Court that the Hikma and Gedeon Richter Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Hikma and Gedeon Richter Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On June 25, 2025, this litigation became a member of In Re: Denosumab Patent Litigation multi-district litigation with other cases involving Prolia/XGEVA biosimilars pending in the district. A trial date has not yet been set.
Amgen Inc. et al. v. Biocon Biologics, Inc. et al.
On June 30, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the U.S. District Court for the Eastern District of Massachusetts (Massachusetts District Court) against Biocon Biologics, Inc., Biocon Biologics UK Limited, and Biocon Biologics Limited (collectively Biocon) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,247,210; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,822,630; 10,894,972; 10,907,186; 11,077,404; 11,098,079; 11,130,980; 11,192,919; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents against Biocon). Amgen seeks a judgment from the Massachusetts District Court that Biocon has infringed or will infringe one or more claims of each of the Asserted Patents against Biocon and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of Biocon’s proposed denosumab biosimilar before expiration of each of the patents found infringed. Amgen also seeks monetary remedies for any past acts of infringement.
On July 3, 2025, the Judicial Panel on Multidistrict Litigation issued a Conditional Order transferring the case from the Massachusetts District Court to the New Jersey District Court pursuant to 28 U.S.C. § 1407 for coordinated and consolidated pretrial proceedings with the other cases involving Prolia/XGEVA biosimilars pending in the district. On July 17, 2025, this case became a member of In Re: Denosumab Patent Litigation multi-district litigation. A trial date has not yet been set.
PAVBLU™ (aflibercept-ayyh) Patent Litigation
On June 17, 2025, Regeneron filed a lawsuit in the U.S. District Court for the Central District of California (California Central District Court) against Amgen alleging infringement of U.S. Patent No. 12,331,099 (the ’099 Patent), a formulation patent. By its complaint, Regeneron seeks, among other remedies, damages and an injunction prohibiting the commercial manufacture, use, offer for sale or sale in the United States or import into the United States of PAVBLU before the expiration of the ’099 Patent. On July 17, 2025, the Judicial Panel on Multidistrict Litigation issued a Conditional Order transferring the case from the California Central District Court to the U.S. District Court for the Northern District of West Virginia (West Virginia District Court) pursuant to 28 U.S.C. § 1407 for coordinated and consolidated pretrial proceedings with the other cases involving EYLEA® biosimilars pending in the district, and on July 31, 2025, the case was opened in the West Virginia District Court.
Antitrust Class Action
Regeneron Pharmaceuticals, Inc. Antitrust Action
A jury trial was held in the U.S. District Court for the District of Delaware (Delaware District Court) from May 5, 2025 to May 14, 2025. On May 15, 2025, the jury returned a verdict finding for Regeneron on its federal and state antitrust law and tortious interference claims but finding for Amgen on its below-cost pricing claim under California’s Unfair Practices Act. The jury awarded Regeneron $135.6 million in compensatory damages on its antitrust claims (which are subject to trebling under applicable law), or in the alternative, in compensatory damages plus $271.2 million in punitive damages on its tortious interference claim, with such damages under either alternative claim totaling $406.8 million. As Regeneron must elect between recovery under the antitrust or tortious interference claims, any potential damages award would be limited to one of these claims. Although we cannot predict with certainty the ultimate outcome of this litigation, Amgen believes that the jury’s decision and amounts awarded are inconsistent with the law and evidence at trial.
Both parties have filed post-trial motions. On June 12, 2025, Amgen filed a renewed motion for judgment as a matter of law or, in the alternative, for a new trial. Also on June 12, 2025, Regeneron filed a motion for permanent injunctive relief, a constructive trust, and prejudgment interest. Both motions have since been fully briefed. A hearing on the post-trial motions has been set for August 27, 2025.
In assessing whether we should accrue a liability for this litigation in our condensed consolidated financial statements, we considered various factors, including the legal and factual circumstances of the case, the jury’s award, the court’s post-trial proceedings, applicable law, and the likelihood that the jury’s award will be upheld after post-trial briefing and potentially on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a loss as a result of this litigation, and we have therefore not recorded a liability for this matter.

The ultimate result of this litigation, however, is uncertain because it is reasonably possible that by settlement or final court judgment that none, some, or all of the jury’s verdict and other relief sought might ultimately be awarded but the size of an award, if any, is not estimable at this time.
Sandoz Inc. Antitrust Action
On June 20, 2025, Amgen filed a motion to dismiss the complaint. Sandoz filed its opposition to the motion to dismiss on July 21, 2025, and Amgen’s reply is due August 21, 2025.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
On July 10, 2025, the U.S. District Court for the Southern District of New York (Southern District Court of New York) rescheduled the deadline to file summary judgment motions to October 19, 2026.
Shareholder Derivative Actions
On April 9, 2025, the Delaware Court of Chancery consolidated the derivative actions filed by each of David Hamilton, Charles Blackburn and Robert Bryla purportedly on behalf of Amgen against nominal defendant Amgen, Robert Bradway, Peter Griffith and Amgen’s independent Board members.
On April 21, 2025, the Southern District Court of New York consolidated the derivative action filed by DM Cohen, Inc. with the consolidated action that was filed by Leon Martin and Cheri Clearwater purportedly on behalf of Amgen against Amgen, Robert Bradway, Peter Griffith and Amgen’s independent Board members.
On June 9, 2025, the Delaware District Court stayed the shareholder derivative action filed by Carolyn Sieveking and James P. Tierney until a final judgment is entered in the federal securities class action.
ChemoCentryx, Inc. Securities Matters
On May 8, 2025, the lead plaintiff filed a motion for partial summary judgment. On May 29, 2025, defendants, including ChemoCentryx, filed an opposition to the plaintiff’s motion and a motion for summary judgment in whole or in part. A hearing is set for August 7, 2025. The U.S. District Court for the Northern District of California (Northern District Court of California) rescheduled the trial to begin February 23, 2026.
In the case filed by RA Capital Healthcare Fund, LP in the Northern District Court of California, defendants, including ChemoCentryx, moved to dismiss the complaint, and on June 13, 2025, the court issued an order staying the federal case pending resolution of the class action. The court did not reach the merits of defendants’ motion to dismiss.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Prolia, Repatha, ENBREL, XGEVA, Otezla, EVENITY, TEPEZZA, BLINCYTO, KYPROLIS, Aranesp, Nplate, TEZSPIRE, KRYSTEXXA and Vectibix. We also market a number of other products, including but not limited to MVASI, AMJEVITA/AMGEVITA, UPLIZNA, PAVBLU, IMDELLTRA/IMDYLLTRA, Neulasta, TAVNEOS, RAVICTI, WEZLANA/WEZENLA, Parsabiv, LUMAKRAS/LUMYKRAS, Aimovig and PROCYSBI.
Tariffs and trade protection measures
The imposition of tariffs and trade protection measures by the United States and other countries, including the universal 10% tariff on goods imported into the United States, the currently-suspended country-specific tariffs, the recently announced preliminary tariff agreements, the China retaliatory tariffs on U.S. goods, the imposition of new and/or other retaliatory tariffs, and potential sector-specific tariffs on our industry, including the Section 232 pharmaceutical tariff, and others, may adversely affect our business and operations. While existing tariffs have not had a material adverse effect on our results of operations for the first half of 2025, we are currently evaluating the potential impact of such tariffs on our business in future periods and our ability to mitigate such impacts. For example, certain tariffs that are currently in effect, or anticipated to take effect in the future, have increased, and are expected to further increase, our manufacturing and operating expenses in future quarters, including the cost to deliver products to markets, cost of sourcing materials for the manufacturing of our products and cost of materials used in our R&D activities. Such tariffs have had a limited impact in the first half of 2025, but may increasingly affect the cost to expand our manufacturing capacity in the United States, including increased construction costs and/or delays in construction for our Ohio and North Carolina facilities. Furthermore, retaliatory tariffs imposed by other countries may adversely affect our business, operations and delivery and launches of products in such markets, including the performance of our collaborations in such markets. However, the degree of adverse effects from any tariffs on our business and operations in future periods will depend on various factors, including the rates of such tariffs, the expansion of such tariffs to include certain goods (such as pharmaceutical products), the magnitude of response by other countries to U.S. tariffs and the length of time such tariffs are in effect. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and instability in the financial system, as well as rising healthcare costs, continue to pose challenges to our business. Uncertainty around tariffs and trade protection measures in the United States and other countries, including the imposition of new or retaliatory tariffs, along with ongoing geopolitical conflicts and rising geopolitical tensions, continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
Moreover, provisions of the IRA, as well as the 340B Program, have negatively affected, and are likely to continue to negatively affect, our business. For example, ENBREL and Otezla have been selected by CMS for Medicare price setting beginning in 2026 and 2027, respectively. In addition to the IRA, other recent and proposed U.S. policy actions, including the Most-Favored-Nations Prescription Drug Pricing Executive Order (MFN EO), may negatively impact our product sales depending on their scope and implementation.
Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Products/pipeline
Maridebart cafraglutide (MariTide™)
In June 2025, the underlying details from Part 1 of the Phase 2 study of MariTide and complete results from the primary analysis of the Phase 1 pharmacokinetics low dose initiation (PK-LDI) study evaluating lower starting doses of MariTide were presented at the American Diabetes Association 85th Scientific Sessions and simultaneously published in The New England Journal of Medicine. These data are consistent with the topline results from Part 1 of the Phase 2 study as previously announced and presented by the Company in November 2024. See Part I, Item 1. Business—Significant Developments, of our Annual Report on Form 10-K for the year ended December 31, 2024.
In Part 1 of the Phase 2 study, among participants living with obesity without type 2 diabetes, MariTide demonstrated average weight loss up to approximately 20% compared to 2.6% in the placebo arm. In participants living with obesity and type 2 diabetes, MariTide demonstrated average weight loss up to approximately 17% compared to 1.4% in the placebo arm, per the efficacy estimand. Weight loss had not plateaued by 52 weeks, indicating the potential for further weight reduction. Additionally, weight loss with MariTide was associated with improvements in cardiometabolic parameters, including reductions in hemoglobin A1c (up to 2.2 percentage points), waist circumference, blood pressure, high-sensitivity C-reactive protein and select lipid levels.
No new safety signals were identified in Part 1 of the Phase 2 study, and tolerability was consistent with the GLP-1 class. The most frequently reported adverse events (AEs) were gastrointestinal (GI) related, and most were mild to moderate. GI events were predominantly limited to initial dosing and less frequent when dose escalation was used without compromising efficacy. Discontinuation rates of MariTide due to GI AEs in the dose escalation arms (up to 7.8%) were lower than non-dose escalation arms.
IMDELLTRA/IMDYLLTRA
In June 2025, Amgen announced interim results from the global Phase 3 DeLLphi-304 trial evaluating IMDELLTRA/IMDYLLTRA in patients with small cell lung cancer (SCLC) who had progressed on or after one line of platinum-based chemotherapy. The study demonstrated that IMDELLTRA/IMDYLLTRA significantly reduced the risk of death by 40% compared to standard-of-care chemotherapy, with a median overall survival of 13.6 months compared to 8.3 months.

Additionally, IMDELLTRA/IMDYLLTRA showed a statistically significant improvement in median progression-free survival of 4.2 months compared to 3.7 months and enhanced patient-reported outcomes related to cancer-associated symptoms, including dyspnea and cough. The safety profile of IMDELLTRA/IMDYLLTRA was consistent with prior studies.
Bemarituzumab
In June 2025, Amgen announced interim results from the Phase 3 FORTITUDE-101 clinical trial evaluating first-line bemarituzumab plus chemotherapy (mFOLFOX6). The study met its primary endpoint of overall survival (OS) at a pre-specified interim analysis, demonstrating a statistically significant and clinically meaningful improvement in OS as compared to placebo plus chemotherapy in people living with unresectable locally advanced or metastatic gastric or gastroesophageal junction (G/GEJ) cancer with FGFR2b overexpression and who are non-HER2 positive. The most common treatment-emergent adverse events (>25%) in patients treated with bemarituzumab plus chemotherapy were reduced visual acuity, punctate keratitis, anaemia, neutropenia, nausea, corneal epithelium defect and dry eye.
TEPEZZA
In June 2025, the European Commission granted marketing authorization approval of TEPEZZA for treatment of adults with moderate to severe thyroid eye disease (TED).

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Product sales
U.S.	$6,324	$5,840	8%	$11,986	$10,813	11%
ROW	2,447	2,201	11%	4,658	4,346	7%
Total product sales	8,771	8,041	9%	16,644	15,159	10%
Other revenues	408	347	18%	684	676	1%
Total revenues	$9,179	$8,388	9%	$17,328	$15,835	9%
Operating expenses	$6,523	$6,479	1%	$13,494	$12,935	4%
Operating income	$2,656	$1,909	39%	$3,834	$2,900	32%
Net income	$1,432	$746	92%	$3,162	$633	*
Diluted EPS	$2.65	$1.38	92%	$5.84	$1.17	*
Diluted shares	541	541	—%	541	541	—%
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
Total product sales increased 9% and 10% for the three and six months ended June 30, 2025, respectively, driven by volume growth of 13% and 14%, respectively, partially offset by declines in net selling price of 3% and 4%, respectively.
For the three months ended June 30, 2025, U.S. volume grew 13% and ROW volume grew 15%, driven by volume growth in certain brands, including Repatha, PAVBLU, IMDELLTRA/IMDYLLTRA, BLINCYTO, EVENITY and TEZSPIRE.
For the six months ended June 30, 2025, U.S. volume grew 14% and ROW volume grew 13%, driven by volume growth in certain brands, including Repatha, BLINCYTO, PAVBLU, TEZSPIRE, EVENITY, IMDELLTRA/IMDYLLTRA, WEZLANA/WEZENLA and Prolia.
For the remainder of 2025, we expect volume growth from certain brands to be partially offset by net selling price declines.

Uncertain macroeconomic conditions, including uncertainty around tariffs and trade production measures, ongoing geopolitical conflicts and rising geopolitical tensions, and changes in the healthcare ecosystem have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges, provisions of the IRA, inappropriate expanded utilization of the 340B Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024; and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Other revenues increased 18% for the three months ended June 30, 2025, primarily driven by higher corporate partner revenue from licensed products. Other revenues increased 1% for the six months ended June 30, 2025.
Operating expenses increased 1% for the three months ended June 30, 2025. Operating expenses increased 4% for the six months ended June 30, 2025, driven by the Otezla intangible asset impairment charge and higher R&D expense, partially offset by lower amortization expense from the fair value step-up of inventory acquired from Horizon. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Prolia	$1,122	$1,165	(4)%	$2,221	$2,164	3%
Repatha	696	532	31%	1,352	1,049	29%
ENBREL	604	909	(34)%	1,114	1,476	(25)%
XGEVA	532	562	(5)%	1,098	1,123	(2)%
Otezla	618	544	14%	1,055	938	12%
EVENITY	518	391	32%	960	733	31%
TEPEZZA	505	479	5%	886	903	(2)%
BLINCYTO	384	264	45%	754	508	48%
KYPROLIS	378	377	0%	702	753	(7)%
Aranesp	359	348	3%	699	697	0%
Nplate	369	346	7%	682	663	3%
TEZSPIRE(1)	342	234	46%	627	407	54%
KRYSTEXXA	349	294	19%	585	529	11%
Vectibix	305	270	13%	572	517	11%
Other products(2)	1,690	1,326	27%	3,337	2,699	24%
Total product sales	$8,771	$8,041	9%	$16,644	$15,159	10%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2024: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.

Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Prolia — U.S.	$745	$770	(3)%	$1,465	$1,427	3%
Prolia — ROW	377	395	(5)%	756	737	3%
Total Prolia	$1,122	$1,165	(4)%	$2,221	$2,164	3%
The decrease in global Prolia sales for the three months ended June 30, 2025 was driven by lower net selling price.
The increase in global Prolia sales for the six months ended June 30, 2025 was driven by volume growth of 7%, partially offset by lower net selling price.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe. For 2025, we expect sales erosion driven by biosimilar competition in the second half of the year, as biosimilars have now launched in the U.S. market.
For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Repatha — U.S.	$361	$270	34%	$704	$543	30%
Repatha — ROW	335	262	28%	648	506	28%
Total Repatha	$696	$532	31%	$1,352	$1,049	29%
The increase in global Repatha sales for the three months ended June 30, 2025 was driven by volume growth of 36%, partially offset by unfavorable changes to estimated sales deductions.
The increase in global Repatha sales for the six months ended June 30, 2025 was primarily driven by volume growth of 38%, partially offset by lower net selling price of 3% and unfavorable changes to estimated sales deductions.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
ENBREL — U.S.	$597	$902	(34)%	$1,101	$1,463	(25)%
ENBREL — Canada	7	7	—%	13	13	—%
Total ENBREL	$604	$909	(34)%	$1,114	$1,476	(25)%
The decrease in ENBREL sales for the three months ended June 30, 2025 was driven by unfavorable changes to estimated sales deductions of 20% and lower net selling price of 19% resulting from increased 340B Program mix and the impact of the U.S. Medicare Part D redesign, partially offset by volume growth of 3%.
The decrease in ENBREL sales for the six months ended June 30, 2025 was driven by lower net selling price of 27% resulting from increased 340B Program mix, higher commercial discounts and the impact of the U.S. Medicare Part D redesign, and by unfavorable changes to estimated sales deductions of 8%, partially offset by higher inventory of 6% and volume growth of 4%.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
XGEVA — U.S.	$347	$399	(13)%	$707	$765	(8)%
XGEVA — ROW	185	163	13%	391	358	9%
Total XGEVA	$532	$562	(5)%	$1,098	$1,123	(2)%
The decrease in global XGEVA sales for the three months ended June 30, 2025 was driven by unfavorable changes to estimated sales deductions of 2% and lower volume.
The decrease in global XGEVA sales for the six months ended June 30, 2025 was driven by lower volume.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe. For 2025, we expect sales erosion driven by biosimilar competition in the second half of the year, as biosimilars have now launched in the U.S. market.
For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Otezla — U.S.	$512	$432	19%	$855	$725	18%
Otezla — ROW	106	112	(5)%	200	213	(6)%
Total Otezla	$618	$544	14%	$1,055	$938	12%
The increases in global Otezla sales for the three and six months ended June 30, 2025 were driven by favorable changes to estimated sales deductions of 12% and 7%, respectively, and volume growth of 4% for both periods.

In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge of $800 million recorded in the first quarter of 2025.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
EVENITY — U.S.	$395	$281	41%	$715	$517	38%
EVENITY — ROW	123	110	12%	245	216	13%
Total EVENITY	$518	$391	32%	$960	$733	31%
The increases in global EVENITY sales for the three and six months ended June 30, 2025 were primarily driven by volume growth.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
TEPEZZA — U.S.	$466	$478	(3)%	$831	$897	(7)%
TEPEZZA — ROW	39	1	*	55	6	*
Total TEPEZZA	$505	$479	5%	$886	$903	(2)%
* Change in excess of 100%
The increase in global TEPEZZA sales for the three months ended June 30, 2025 was primarily driven by higher inventory.
The decrease in global TEPEZZA sales for the six months ended June 30, 2025 was driven by lower volume of 5%, partially offset by higher net selling price.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
BLINCYTO — U.S.	$270	$165	64%	$543	$318	71%
BLINCYTO — ROW	114	99	15%	211	190	11%
Total BLINCYTO	$384	$264	45%	$754	$508	48%
The increases in global BLINCYTO sales for the three and six months ended June 30, 2025 were driven by volume growth.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
KYPROLIS — U.S.	$232	$240	(3)%	$448	$474	(5)%
KYPROLIS — ROW	146	137	7%	254	279	(9)%
Total KYPROLIS	$378	$377	0%	$702	$753	(7)%
Global KYPROLIS sales remained relatively unchanged for the three months ended June 30, 2025.
The decrease in global KYPROLIS sales for the six months ended June 30, 2025 was driven by lower volume due to increased competition.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Aranesp — U.S.	$107	$91	18%	$198	$191	4%
Aranesp — ROW	252	257	(2)%	501	506	(1)%
Total Aranesp	$359	$348	3%	$699	$697	0%
The increase in global Aranesp sales for the three months ended June 30, 2025 was driven by favorable changes to estimated sales deductions of 7%, partially offset by lower net selling price.
Global Aranesp sales remained relatively unchanged for the six months ended June 30, 2025.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Nplate — U.S.	$228	$214	7%	$429	$404	6%
Nplate — ROW	141	132	7%	253	259	(2)%
Total Nplate	$369	$346	7%	$682	$663	3%
The increase in global Nplate sales for the three months ended June 30, 2025 was driven by volume growth.
The increase in global Nplate sales for the six months ended June 30, 2025 was primarily driven by volume growth of 9%, partially offset by unfavorable changes to estimated sales deductions of 3% and unfavorable changes to foreign currency exchange rates.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
TEZSPIRE — U.S.	$342	$234	46%	$627	$407	54%
The increases in TEZSPIRE sales for the three and six months ended June 30, 2025 were driven by volume growth.

KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
KRYSTEXXA — U.S.	$349	$294	19%	$585	$529	11%
The increase in KRYSTEXXA sales was 19% for the three months ended June 30, 2025, of which 12% was derived from higher inventory and 6% from volume growth.
The increase in KRYSTEXXA sales for the six months ended June 30, 2025 was driven by volume growth of 8% and higher inventory of 2%.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Vectibix — U.S.	$144	$133	8%	$279	$253	10%
Vectibix — ROW	161	137	18%	293	264	11%
Total Vectibix	$305	$270	13%	$572	$517	11%
The increases in global Vectibix sales for the three and six months ended June 30, 2025 were driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
MVASI — U.S.	$142	$100	42%	$280	$205	37%
MVASI — ROW	49	57	(14)%	90	154	(42)%
AMJEVITA — U.S.(1)	—	(9)	(100)%	4	21	(81)%
AMGEVITA — ROW	133	142	(6)%	265	280	(5)%
UPLIZNA — U.S.	132	77	71%	214	147	46%
UPLIZNA — ROW	44	15	*	53	25	*
PAVBLU — U.S.	126	—	N/A	225	—	N/A
PAVBLU — ROW	4	—	N/A	4	—	N/A
IMDELLTRA — U.S.	107	12	*	186	12	*
IMDYLLTRA — ROW	27	—	N/A	29	—	N/A
Neulasta — U.S.	63	75	(16)%	172	162	6%
Neulasta — ROW	19	30	(37)%	39	61	(36)%
TAVNEOS — U.S.	103	61	69%	180	106	70%
TAVNEOS — ROW	7	10	(30)%	20	16	25%
RAVICTI — U.S.	99	96	3%	190	188	1%
RAVICTI — ROW	6	1	*	9	3	*
WEZLANA — U.S.	—	—	N/A	123	—	N/A
WEZENLA — ROW	35	—	N/A	62	1	*
Parsabiv — U.S.	51	67	(24)%	101	132	(23)%
Parsabiv — ROW	41	39	5%	79	79	—%
LUMAKRAS — U.S.	52	55	(5)%	107	108	(1)%
LUMYKRAS — ROW	38	30	27%	68	59	15%
Aimovig — U.S.	64	80	(20)%	149	145	3%
Aimovig — ROW	6	5	20%	11	10	10%
PROCYSBI — U.S.	55	54	2%	112	103	9%
PROCYSBI — ROW	2	4	(50)%	4	5	(20)%
Other — U.S.(2)	235	269	(13)%	456	571	(20)%
Other — ROW(2)	50	56	(11)%	105	106	(1)%
Total other products	$1,690	$1,326	27%	$3,337	$2,699	24%
Total U.S. — other products	$1,229	$937	31%	$2,499	$1,900	32%
Total ROW — other products	461	389	19%	838	799	5%
Total other products	$1,690	$1,326	27%	$3,337	$2,699	24%
* Change in excess of 100%
N/A = not applicable
____________
(1)    U.S. AMJEVITA product sales for the three and six months ended June 30, 2024, included unfavorable changes to estimated sales deductions.
(2)    Consists of product sales from AVSOLA, KANJINTI, EPOGEN, RIABNI, BKEMV/BEKEMV, ACTIMMUNE, NEUPOGEN, IMLYGIC, Corlanor, RAYOS, BUPHENYL, QUINSAIR, DUEXIS, Sensipar/Mimpara and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Cost of sales	$3,011	$3,236	(7)%	$5,979	$6,436	(7)%
% of product sales	34.3%	40.2%		35.9%	42.5%
% of total revenues	32.8%	38.6%		34.5%	40.6%
Research and development	$1,744	$1,447	21%	$3,230	$2,790	16%
% of product sales	19.9%	18.0%		19.4%	18.4%
% of total revenues	19.0%	17.3%		18.6%	17.6%
Selling, general and administrative	$1,691	$1,785	(5)%	$3,378	$3,593	(6)%
% of product sales	19.3%	22.2%		20.3%	23.7%
% of total revenues	18.4%	21.3%		19.5%	22.7%
Other	$77	$11	*	$907	$116	*
Total operating expenses	$6,523	$6,479	1%	$13,494	$12,935	4%
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 32.8% and 34.5% of total revenues for the three and six months ended June 30, 2025, respectively, driven by lower amortization expense from the fair value step-up of inventory acquired from Horizon and lower manufacturing costs, partially offset by higher profit share expense and changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended June 30, 2025, was driven by investments in Later-Stage Clinical Programs, including those related to MariTide.
The increase in R&D expense for the six months ended June 30, 2025, was driven by investments in Later-Stage Clinical Programs, including those related to MariTide, partially offset by lower spend in Research and Early Pipeline and Marketed Product Support.
We expect to continue to grow our spend on Later-Stage Clinical Programs as we advance our pipeline.
Selling, general and administrative
The decrease in SG&A expense for the three months ended June 30, 2025, was driven by lower commercial product-related expenses and lower Horizon acquisition-related expenses.
The decrease in SG&A expense for the six months ended June 30, 2025, was primarily driven by lower commercial product-related expenses and lower Horizon acquisition-related expenses, partially offset by higher general and administrative expenses.
Other
Other operating expenses for the three months ended June 30, 2025, included litigation expenses. Other operating expenses for the six months ended June 30, 2025, included the Otezla intangible asset impairment charge of $800 million following its selection for price setting under the IRA. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.
Other operating expenses for the three months ended June 30, 2024, included changes in the fair values of contingent consideration liabilities related to our Teneobio, Inc. (Teneobio) acquisition from 2021. Other operating expenses for the six months ended June 30, 2024, included a net impairment charge associated with an IPR&D asset and changes in the fair values of contingent consideration liabilities, both related to our Teneobio acquisition.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest expense, net	$(694)	$(808)	$(1,417)	$(1,632)
Other (expense) income, net	$(394)	$(307)	$1,124	$(542)
Provision for income taxes	$136	$48	$379	$93
Effective tax rate	8.7%	6.0%	10.7%	12.8%
Interest expense, net
Interest expense, net, decreased for the three and six months ended June 30, 2025 primarily due to lower average debt outstanding.
Other (expense) income, net
The change in Other (expense) income, net, for the three months ended June 30, 2025, was primarily due to higher net unrealized losses on equity investments, primarily BeOne, partially offset by a gain on extinguishment of debt in the second quarter of 2025.
The change in Other (expense) income, net, for the six months ended June 30, 2025, was primarily due to net unrealized gains on our equity investments, primarily BeOne, in the first half of 2025 compared with net unrealized losses, primarily BeOne, in the first half of 2024. See Note 6, Investments, to the condensed consolidated financial statements.

Income taxes
The increase in our effective tax rate for the three months ended June 30, 2025, was primarily due to the change in earnings mix, including lower amortization expense from the fair value step-up of inventory acquired from Horizon, and current year net unfavorable items as compared to the prior period. The decrease in our effective tax rate for the six months ended June 30, 2025, was primarily due to the change in earnings mix, including the Otezla impairment charge recorded in the first quarter of 2025, and current year net favorable items as compared to the prior period, partially offset by the net unrealized gains in the first half of 2025 compared to net unrealized losses in the prior period on equity investments. See Note 6, Investments, to the condensed consolidated financial statements.
As previously reported, the OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Effective January 1, 2024, select individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement, effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Our legal entities in the countries that have enacted the agreement, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income. In June 2025, the United States and the other six countries that make up the G7 nations jointly announced that U.S. companies would be exempted from certain minimum taxes related to the OECD agreement. However, significant details regarding the G7 announcement remain uncertain and individual countries that have enacted the OECD agreement, including countries not within the G7, must amend their local legislation for the G7 announcement to become effective. The continued response of other countries, including the U.S. territory of Puerto Rico to the OECD agreement and the G7 announcement remains highly uncertain. The continued enactment of the OECD agreement, either by all OECD participants or unilaterally by individual countries, could result in tax increases or double taxation in the United States or foreign jurisdictions.
On July 4, 2025, the OBBBA was enacted in the United States. The OBBBA has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. The impact of these changes on our deferred tax assets and liabilities will be recorded in the third quarter of 2025.

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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties are scheduled to file post-trial reply briefs in October 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019–2022 in 2025 or early 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
See Part II, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation including the OBBBA. Such tax liabilities could adversely affect our profitability and results of operations, and Note 4, Income taxes, to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$8,028	$11,973
Total assets	$87,897	$91,839
Current portion of long-term debt	$2,444	$3,550
Long-term debt	$53,760	$56,549
Stockholders’ equity	$7,428	$5,877
Cash and cash equivalents
Our balance of cash and cash equivalents was $8.0 billion as of June 30, 2025. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.

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
In March 2025 and December 2024, our Board of Directors declared quarterly cash dividends of $2.38 per share of common stock, which were paid in June 2025 and March 2025, respectively, an increase of 6% over the quarterly cash dividends paid each quarter in 2024. In August 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share of common stock, which will be paid in September 2025.
During the six months ended June 30, 2025, we did not repurchase shares under our stock repurchase program. As of June 30, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2025 and December 31, 2024. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the six months ended June 30, 2025 and 2024, debt repayments totaled $3.5 billion and $1.4 billion, respectively. In addition, we opportunistically repurchase our debt when market conditions are favorable. During the six months ended June 30, 2025 and 2024, we repurchased aggregate principal amounts of our debt of $832 million and $544 million, respectively, for aggregate costs of $602 million and $410 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $228 million and $133 million, respectively, recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
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
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of June 30, 2025.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$3,671	$3,148
Net cash used in investing activities	$(836)	$(434)
Net cash used in financing activities	$(6,780)	$(4,357)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2025, increased as compared to the same period in the prior year primarily due to higher net income in the first half of 2025 after adjustments for noncash items and the timing of tax payments, including an $800 million tax deposit made in the first quarter of 2024, partially offset by the timing of working capital items.
Investing
Cash used in investing activities during the six months ended June 30, 2025 and 2024, was primarily due to capital expenditures of $780 million and $468 million, respectively, including construction costs for new plants and expansion of manufacturing capacity. We currently estimate full year 2025 investments in capital projects to be approximately $2.3 billion.
Financing
Cash used in financing activities during the six months ended June 30, 2025, was primarily due to the repayment and extinguishment of debt of $3.5 billion and $602 million, respectively, and the payment of dividends of $2.6 billion. Cash used in financing activities during the six months ended June 30, 2024, was primarily due to the payment of dividends of $2.4 billion and the repayment and extinguishment of debt of $1.4 billion and $410 million, respectively. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025.
Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated herein by reference. There were no material changes during the six months ended June 30, 2025, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Management determined that as of June 30, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase, across the markets we serve. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA law that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). On July 4, 2025, the OBBBA was signed into law that included several changes to Medicare, Medicaid and Affordable Care Act policies, that when implemented, may adversely affect coverage and reimbursement for certain of our products. On May 12, 2025, the Administration issued the Most-Favored-Nations (MFN) Prescription Drug Pricing Executive Order (MFN EO) aimed at using price benchmarks from comparable developed countries to set U.S. pricing targets. Subsequently, on July 31, 2025 the Administration sent letters to many pharmaceutical manufacturers, including Amgen (the July MFN Letter) as further described below, outlining voluntary steps that such manufacturers could take to advance actions consistent with elements of the MFN EO. Such actions could reasonably be expected to adversely affect our business. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. It remains unclear what further policies and/or actions the Administration will advance with respect to the MFN EO, IRA implementation, sector-specific trade policies, other drug pricing proposals, or other healthcare regulations affecting pharmaceuticals. Further, state government activity has been dynamic, including a number of states enacting new laws prohibiting restrictions on 340B Program use and limiting drug reimbursement under state run Medicaid programs. Such state laws could also eventually be adopted at the federal level.
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

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2024. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring that, beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs could be subject to such set prices). The Medicare price setting process for the first 10 drugs subject to Medicare price setting in Part D began in 2023, which includes ENBREL, our product that currently generates considerable revenues. In 2024, CMS set a price for ENBREL under Medicare Part D that is significantly lower than currently applicable, beginning on January 1, 2026, which we expect will negatively impact its profitability in Medicare. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales—ENBREL. In January 2025, CMS announced the next 15 drugs for Medicare price setting that will be applicable beginning on January 1, 2027, which includes Otezla. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting. If other of our medicines are selected by CMS for Medicare price setting, we may be required to accept a price set by the government for Medicare similar to the process that was applied to ENBREL. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance will be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on applicable drugs). Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if price increases outpace inflation. Such rebate obligations began to accrue October 1, 2022 for Medicare Part D and January 1, 2023 for Medicare Part B, but CMS has not yet issued invoices and has some discretion as to when to issue such invoices to manufacturers. We expect that several of our products will be subject to IRA inflation penalties, and several of our products have been on lists that are issued and updated on a quarterly basis by CMS under a related program under which Medicare beneficiaries are charged reduced coinsurance if price increases exceed inflation. The IRA’s Medicare price setting and Medicare redesign are likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Implementation of the OBBBA also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected significant cuts to federal Medicaid spending over the next decade and an increase in the number of people without health insurance. This would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and growth of 340B Program utilization. Additionally, various government agencies have taken actions designed to reduce expenditures on prescription drugs. For example, HHS released a report with drug pricing proposals that seek to promote competition. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. The MFN EO directs HHS to set MFN price targets, which HHS identified in a press release as the lowest price in an OECD country with a GDP per capita of at least 60% of the U.S. GDP per capita and applicable to brand products that do not currently have generic or biosimilar competition. The MFN EO outlined potential actions if significant progress towards MFN price targets is not made including: proposing a rulemaking plan to impose MFN pricing; considering actions to support importation of drugs in certain circumstances; undertaking enforcement action against anti-competitive practices; considering actions regarding the export of drugs or precursor material; and reviewing and potentially modifying or revoking approvals granted for drugs that are newly determined to be unsafe, ineffective or improperly marketed. The MFN EO also directs the Secretary of Commerce and the U.S. Trade Representative to take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy or practice that may be unreasonable or discriminatory, and directs HHS to facilitate direct-to-consumer purchasing programs at MFN prices. The July MFN Letter calls for drug manufacturers, by September 29, 2025, to voluntarily: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-consumer models to provide MFN pricing for certain drugs. The details of these requests and how they might be operationalized are unclear, but if put into place they could reasonably be expected to adversely affect our business. Separate from the MFN EO and July MFN Letter, other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed.
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
—Changing reimbursement and pricing actions in various states have negatively affected, and may continue to negatively affect, access to, and have affected, and may continue to affect, sales of our products
At the state level, legislation, government actions and ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws, which may move forward more rapidly than similar efforts at the federal level, have added complexity to the pricing of drugs. A number of states have adopted, and many other states are considering, PDABs, drug importation programs, reference pricing schemes and other drug pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases.
States are also enacting laws referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2024 and 2025, no fewer than 17 states and nine states, respectively, introduced PDAB legislation, and in 2025 Maryland expanded the scope of its PDAB law to include the commercial market. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and rulemaking to establish an Upper Payment Limit (UPL) commenced in the second quarter of 2025 that could be effective as soon as the first quarter of 2026. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations. Twenty states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island and Maine) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2025, no fewer than 30 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. With the OBBBA’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the Health Resources and Services Administration from enforcing a more restrictive interpretation of who qualifies as a patient under the 340B Program, potentially expanding access to 340B discounts for healthcare systems. Since this decision, courts have rejected arguments that state 340B laws are preempted by the federal 340B statute and have declined to enjoin such laws. These rulings, including decisions in Arkansas, Mississippi, Louisiana, and Maryland, have accompanied a growing number of states to pursue similar legislation.
Additionally, in 2024, the FDA authorized Florida to move forward with its importation program proposal, though the state has not yet completed any significant steps towards importation within the two-year authorization window. Colorado, Maine, New Hampshire, New Mexico, Texas and Vermont have also enacted state importation laws, and some have submitted plans for approval to the FDA. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Further, the April 2025 EO also directs HHS to, within 90 days, streamline and improve the drug importation program to ease the process for states to obtain drug importation approvals. On May 21, 2025, the FDA issued a press release indicating it was taking steps to enhance state importation programs and would offer individual states and tribes the opportunity to submit draft proposals for pre-review and to meet with the agency to obtain initial feedback prior to formally submitting importation proposals. While under federal law biologics remain exempt from such state importation activities, our small molecule products could be impacted by these initiatives.
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
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top six integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress or the Administration that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, in September 2024, the Federal Trade Commission brought action against the three largest PBMs alleging anticompetitive and unfair rebating practices. In addition, multiple Congressional Committees have been investigating PBM practices and have also proposed legislation that could increase transparency and reporting of these practices and/or impact rebates and service fees. The results of such inquiries could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
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
We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation including the OBBBA. Such tax liabilities could adversely affect our profitability and results of operations.
We are subject to income and other taxes in the United States and other jurisdictions in which we do business. As a result, our provision for income taxes is derived from a combination of applicable tax rates in the various places we operate. Significant judgment is required for determining our provision for income tax.
One or more of our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. Our income tax returns are routinely examined by tax authorities in those jurisdictions. Significant disputes can and have arisen with tax authorities involving issues regarding the timing and amount of deductions, the use of tax credits and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws, regulations and relevant facts, and such tax authorities (including the IRS) are becoming more aggressive in its audits and are particularly focused on such matters. In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS administrative appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021 which seek to increase our U.S. taxable income for the years 2010–2012.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The cases were consolidated on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties are scheduled to file post-trial reply briefs in October 2025. The Company expects a decision from the U.S. Tax Court no earlier than 2026.

We are currently also under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019–2022 in 2025 or early 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
Final resolution of these complex tax matters is not likely within the next 12 months. We continue to believe our accrual for income tax liabilities is appropriate based on past experience, interpretations of tax law, application of the tax law to our facts and judgments about potential actions by tax authorities; however, due to the complexity of the provision for income taxes and uncertain resolution of these matters, the ultimate outcome of any tax matters may result in payments substantially greater than amounts accrued and could have a material adverse effect on the results of our operations. See Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, Income Taxes, and Part 1—Note 4, Income taxes, to the condensed consolidated financial statements.
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
As previously reported, the OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. As of January 1, 2025, select individual countries, including the United Kingdom, EU member countries, and Singapore, have enacted the global minimum tax agreement. Our legal entities in the countries that have enacted the agreement, along with their direct and indirect subsidiaries, are now subject to a 15% minimum tax rate on adjusted financial statement income. In June 2025, the United States and the other six countries that make up the G7 nations jointly announced that U.S. companies would be exempted from certain minimum taxes relating to the OECD agreement. However, significant details regarding the G7 announcement remain uncertain and individual countries that have enacted the OECD agreement, including countries not within the G7, must amend their local legislation for the G7 announcement to become effective. Additional provisions of the OECD agreement may also come into effect in future years, and the OECD is expected to continue to release additional guidance that may impact the application and interpretation of the agreement that could further increase our tax liabilities. The continued response of other countries, including the U.S. territory of Puerto Rico, to the OECD agreement and the G7 announcement remains highly uncertain. The continued enactment of the OECD agreement, either by all OECD participants or unilaterally by individual countries, could result in tax increases or double taxation in the United States or foreign jurisdictions.
The OBBBA includes significant provisions related to taxation, such as the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. The OBBBA is complex and we are awaiting guidance to be issued.
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
As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction, both independently and through collaborations such as our collaboration with BeOne, of our products in new markets, we face numerous risks to our business. There is no guarantee that our efforts and strategies to expand sales in emerging markets will succeed. Our international business, including in China and emerging market countries, may be especially vulnerable to periods of global and local political, legal, regulatory and financial instability, including issues of geopolitical relations, the imposition of international sanctions in response to certain state actions and/or sovereign debt issues, and management of health policy in response to pressures such as global pandemics. For example, the BIOSECURE Act would prohibit federal contracting with companies that have commercial connections with enumerated “biotechnology companies of concern” located in certain geographies, including China, has passed in the U.S. House of Representatives, and, if passed by the U.S. Senate and signed into law by the Administration, could restrict our ability to contract or collaborate with such biotechnology companies in the future. If relations between the United States and other governments deteriorate, our business and investments in such markets may also be adversely affected. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements, including those previously utilized by companies we partner with or acquire in emerging markets. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Our expansion efforts in China and emerging markets around the world are dependent upon the establishment of an environment that is predictable, navigable and supportive of biopharmaceutical innovation, sustained access for our products and predictable pricing controls. China continues to strengthen regulations on the collection, use and transmission of Chinese human genetic resources, and has expanded regulations on the conduct of biotechnology R&D activities in China. For example, between 2020 and 2022, we experienced delays in our applications to the Human Genetic Resources Administration of China that sought approval to conduct clinical trials in China. Further, recent increases in tariffs imposed on certain goods imported into the United States, including inputs relevant to biopharmaceutical manufacturing, have raised our production costs to a limited degree in the first half of 2025, and, going forward, such tariffs, together with the imposition of tariffs from agreements the Administration has made with other countries and other potential future tariffs, could more significantly increase our production costs and potentially disrupt the operation of our supply chain. Additionally, any tariffs imposed directly on the pharmaceutical industry would have the potential to adversely affect our sales. See Global economic conditions may negatively affect us and may magnify certain risks that affect our business. Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, trade restrictions or other barriers designed to protect industry in the home country against foreign competition, far-reaching antibribery and anticorruption laws and regulations and/or evolving legal and regulatory environments. For example, recent cross-border data transfer compliance requirements in China, as well as a new U.S. Department of Justice final rule on preventing access to Americans’ bulk sensitive personal data by “countries of concern,” may also impose additional costs of doing business, including costs associated with localizing operations.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities and individuals. Additionally, the recent armed conflict in the Middle East has caused regional disruptions to economic activity. For a description of the conflict’s impact on our third-party contract manufacturing of KRYSTEXXA, see our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. These conflicts, in addition to other geopolitical tensions, may also precipitate or amplify the other risks described herein, including risks relating to cybersecurity, global economic conditions, clinical trials and supply chains, which could adversely affect our business, operations and financial condition and results.
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
Manufacturing biologic and small molecule human therapeutic products is difficult, complex and highly regulated. We manufacture many of our commercial products and product candidates internally. In addition, we use third-party contract manufacturers to produce, or assist in the production of, a number of our products, and we currently use contract manufacturers to produce, or assist in the production of, a number of our late-stage product candidates and drug delivery devices. The number of third-party contract manufacturers that we use has increased with our acquisition of Horizon, as Horizon required such contract manufacturers for all of its products. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Manufacturing, Distribution and Raw Materials—Manufacturing; and our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. Our ability to adequately and timely manufacture and supply our products (and product candidates to support our clinical trials) is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be affected by:
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
•tariffs or other trade barriers that increase costs, limit availability, or disrupt the flow of goods; and/or
•geopolitical conflicts (such as the ongoing conflicts in Ukraine and the Middle East).
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
We are expanding our manufacturing capabilities to support current and anticipated demand for our products and product candidates. However, recent tariffs on imported equipment, construction materials, and key inputs have increased our costs to a limited extent in the first half of 2025, and, going forward, such tariffs, or other tariffs imposed in the future, could further increase costs, potentially disrupt supply chains, and put at risk the timely and cost-effective execution of these projects. Further, these efforts, often rely on a single or small number of vendors and suppliers, and finding alternatives for such vendors and suppliers may not be feasible or could require significant time and expense due to the specialized nature of our facility requirements. In addition, construction or quality assurance challenges at the facilities we are building or expanding, labor shortages, contractual disputes with our suppliers, negative outcomes from agency officials, or other delays or challenges in operationalizing additional manufacturing capacity could limit our ability to capitalize on demand for our products and product candidates.
In addition, regulatory agencies conduct routine monitoring and inspections of our manufacturing facilities and processes as well as those of our third-party contract manufacturers and service providers. If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations, they may mandate corrective actions and/or issue warning letters, or even restrict, suspend or revoke our prior approvals, prohibiting us from manufacturing our products or conducting clinical trials or selling our marketed products, either until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Our current products and products in development cannot be sold without regulatory approval. Such issues may also delay the approval of product candidates we have submitted for regulatory review, even if such product candidates are not directly related to the products, devices or processes at issue with regulators. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis, or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, delays in our clinical trials, supply constraints, contract disputes, stock-outs and/or recalls of our products. Additionally, we distribute a substantial volume of our commercial products through our primary distribution centers in Louisville, Kentucky for the United States and in Breda, Netherlands for Europe and much of the rest of the world. We also conduct most of the labeling and packaging of our products distributed in Europe and much of the rest of the world in Breda. Our ability to timely supply products is dependent on the uninterrupted and efficient operations of our distribution and logistics centers, our third-party logistics providers and our labeling and packaging facility in Breda. Further, we rely on commercial transportation, including air and sea freight, for the distribution of our products to our customers, which has been negatively affected by the COVID-19 pandemic, labor unrest, natural disasters and geopolitical security threats.
Changes in laws or regulations with respect to the use and/or presence of certain chemicals in our products or the components used in the research, development, manufacture and/or packaging of our products could also disrupt or restrict our ability to develop, produce or sell our products. For example, the EU, the U.S. Congress, the U.S. Environmental Protection Agency, and several U.S. states are considering legislation and/or policies to address the reporting, presence, and/or use, of certain chemicals in certain of the components used in the manufacture or packaging of commercial products, including chemicals known as per- and polyfluorinated substances (PFAS). In 2024, Canada (through Environment and Climate Change Canada) issued a notice requiring reporting on PFAS manufacture, import, and use in Canada. In addition, proposed legislation in several jurisdictions are under consideration to prohibit or otherwise regulate the importation, manufacture, or distribution of goods containing PFAS, and some such proposals do not provide exemptions for drug products, medical devices, their packaging, or the materials used in the research, development, or manufacture of such products or devices. For example, the EU is considering a ban on PFAS in the manufacturing and packaging of pharmaceutical products that could affect pharmaceutical research and development activities and commercial distribution. Some proposals, if enacted without exemptions for pharmaceutical products, and materials used in their research, development, and manufacture, or without adequate time to research and develop or otherwise identify alternative materials or suppliers, may cause significant disruptions to our ability to manufacture and supply products to the affected jurisdictions, potentially resulting in a material adverse effect on our business.
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
Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, which was followed by high rates of inflation and actions taken by financial regulators to raise interest rates. Instability in the financial system, tighter lending standards and higher interest rates have added stress that may create additional vulnerabilities in the global economy, the effects of which may be of an extended duration. Additionally, with higher interest rates, deficits (including those associated with the pandemic), and other fiscal pressures, governments may be unable to sustain their previously high levels of fiscal spending. Further, in the United States, although Congress has approved measures to fund the government through September 2025, the federal government continues to be at risk of a shutdown if legislation providing funding for the subsequent fiscal year is not passed as a result of political divisions in Congress and an impasse on budgetary and spending matters. Consequently, these and other financial pressures have caused, and may continue to cause, government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The cumulative effects of inflationary pressures, an uncertain trade environment with escalating and rapidly-changing tariffs, and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Inflationary pressure has increased, potentially due, in part, to newly imposed tariffs and retaliatory trade actions. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. On April 2, 2025, the Administration issued an executive order (the April 2025 Tariff EO) imposing a universal 10% tariff on all imported goods, with certain exceptions including pharmaceuticals. The April 2025 Tariff EO imposed additional higher tariffs on approximately 60 countries with which the United States has trade deficits. However, on April 9, 2025 the Administration temporarily placed the country-specific tariffs on hold for 90 days, except the tariff on goods imported from China, which was subsequently raised to 145%. Shortly after the April 2025 Tariff EO, China announced 34% retaliatory tariffs that were subsequently increased to 125% on goods imported from the United States. The EU also announced 25% retaliatory tariffs on certain goods imported from the United States, excluding pharmaceuticals, which was subsequently paused for 90 days in response to the Administration’s pause on country-specific tariffs. While the April 2025 Tariff EO exempts pharmaceuticals, the universal 10% tariff and any foreign retaliatory tariffs will increase certain of our costs, including the materials we use to manufacture our products as well as to conduct our research and development activities, such as delivery devices, consumable supplies and certain other laboratory materials, and the tariffs imposed by China may negatively affect our business in that country. The Administration has since suspended China’s country-specific rate until August 12, 2025 and suspended Mexico’s country-specific rate until October 30, 2025. In July 2025, preliminary tariff agreements have been announced for countries such as Vietnam, Japan, the United Kingdom, the EU and South Korea. In addition, in late July, the Administration signed executive orders that raised the tariffs on imports from Brazil and Canada to 50% and 35%, respectively (the Brazil and Canada Tariff EOs), and modified the country-specific tariffs for more than 60 countries that will become effective on August 7, 2025 (the Modified Country-Specific Tariff EO, together with the Brazil and Canada Tariff EOs, the July Tariff EOs). The Administration has also stated that it will impose an additional penalty tariff of an unspecified amount on top of the 25% tariff on imports from India enumerated in the Modified Country-Specific Tariff EO. Certain details of such preliminary agreements, the July Tariff EOs and the potential tariffs on India are not yet available, and we will assess their potential effects when such details become available. In April 2025, the Administration also initiated an investigation under Section 232 of the Trade Expansion Act of 1962 of the importation of pharmaceuticals, pharmaceutical ingredients and their derivative products, which may lead to the imposition of a sector-specific tariff on such products. In July 2025, the Administration stated the intention that such tariff rate could be up to 200% and could be effective in 12 to 18 months following such tariff’s finalization. Further details about such potential tariff on pharmaceuticals remain uncertain. Depending on the scope of any final Section 232 tariff on the pharmaceuticals, it could apply not only to finished pharmaceutical products but also to active pharmaceutical ingredients (APIs), and key starting and upstream materials, potentially increasing our manufacturing and development costs. As such, a Section 232 tariff on pharmaceuticals could significantly increase our costs, particularly for our products that rely on globally distributed manufacturing, transportation or sourcing networks. Additionally, if the current tariff exemptions applicable to pharmaceutical products are revoked, our product sales and research and development activities may also be adversely affected. Further, the administrative requirements of tariffs across global trade could also slow and/or delay the processing and delivery of products and materials in supply chains. Given the many uncertainties and variables, it is currently unclear the extent, and degree, to which existing and future tariffs will disrupt and adversely affect our business activities (including product sales, and conduct of clinical trial and research and development activities), and the global economic environment, and/or amplify the other risks described herein. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2025, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
April 1–30	—		—	$6,779,253,902
May 1–31	—		—	$6,779,253,902
June 1–30	—		—	$6,779,253,902
Total	—		—

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.19.3*	Letter Agreement, dated May 9, 2025, by and between Amgen Inc. and BeiGene Switzerland GmbH, a wholly owned subsidiary of BeiGene, Ltd.[1]

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

10.22.6*
Amendment No. 9 to the Collaboration Agreement, dated May 20, 2025, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

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
___________________________
(* = filed herewith)
(** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)
(+ = management contract or compensatory plan or arrangement)
(1 In May 2025, BeiGene, Ltd. changed its name to BeOne Medicines Ltd., and BeiGene Switzerland GmbH changed its name to BeOne Medicines I GmbH.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amgen Inc.
(Registrant)

Date:	August 5, 2025	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)