Form 10-Q
period 2025-09-30
AMGEN INC
filed 2025-11-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☑
As of October 30, 2025, the registrant had 538,480,671 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
CMS	Centers for Medicare & Medicaid Services
EO	Executive Order
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
G7	Group of Seven (Canada, France, Germany, Italy, Japan, the United Kingdom and the United States)
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
July MFN Letter	Letter dated July 31, 2025, by the Administration to certain pharmaceutical manufacturers, including Amgen
July Tariff EOs	Executive orders issued by the Administration in July 2025 that raised or modified country-specific tariffs for more than 60 countries, effective August 7, 2025
Later-Stage Clinical Programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
Marketed Product Support	R&D expenses incurred in support of the Company’s marketed products that are authorized to be sold primarily in the United States or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the United States or the EU has been obtained
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nations
MFN EO	Most-Favored-Nations Prescription Drug Pricing Executive Order
Moody’s	Moody’s Investors Service, Inc.
Neumora	Neumora Therapeutics, Inc.
OB3	P.L. 119-21, commonly known as The One Big Beautiful Bill Act signed into law on July 4, 2025
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report

Term	Description
Research and Early Pipeline	R&D expenses incurred in activities substantially in support of early research through the completion of phase 1 clinical trials, including drug discovery, toxicology, pharmacokinetics and drug metabolism and process development
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury
UTB	unrecognized tax benefit

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV® (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA® (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$9,137	$8,151	$25,781	$23,310
Other revenues	420	352	1,104	1,028
Total revenues	9,557	8,503	26,885	24,338

Operating expenses:
Cost of sales	3,082	3,310	9,061	9,746
Research and development	1,900	1,450	5,130	4,240
Selling, general and administrative	1,720	1,625	5,098	5,218
Other	329	71	1,236	187
Total operating expenses	7,031	6,456	20,525	19,391

Operating income	2,526	2,047	6,360	4,947

Other income (expense):
Interest expense, net	(685)	(776)	(2,102)	(2,408)
Other income, net	2,080	1,830	3,204	1,288

Income before income taxes	3,921	3,101	7,462	3,827

Provision for income taxes	705	271	1,084	364

Net income	$3,216	$2,830	$6,378	$3,463

Earnings per share:
Basic	$5.98	$5.27	$11.86	$6.45
Diluted	$5.93	$5.22	$11.77	$6.40

Weighted-average shares used in calculation of earnings per share:
Basic	538	537	538	537
Diluted	542	542	542	541
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$3,216	$2,830	$6,378	$3,463
Other comprehensive income (loss), net of reclassification adjustments and taxes:
Gains on foreign currency translation adjustments	11	71	154	32
Gains (losses) on cash flow hedges	110	(253)	(512)	(76)
Other	1	1	2	(3)
Other comprehensive income (loss), net of reclassification adjustments and taxes	122	(181)	(356)	(47)
Comprehensive income	$3,338	$2,649	$6,022	$3,416
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,445	$11,973
Trade receivables, net	8,490	6,782
Inventories	6,346	6,998
Other current assets	3,604	3,277
Total current assets	27,885	29,030

Property, plant and equipment, net	7,220	6,543
Intangible assets, net	23,139	27,699
Goodwill	18,676	18,637
Other noncurrent assets	13,221	9,930
Total assets	$90,141	$91,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838	$1,908
Accrued liabilities	16,800	17,641
Current portion of long-term debt	2,153	3,550
Total current liabilities	21,791	23,099

Long-term debt	52,434	56,549
Long-term deferred tax liabilities	1,458	1,616
Long-term tax liabilities	2,616	2,349
Other noncurrent liabilities	2,223	2,349

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—538.5 shares in 2025 and 536.9 shares in 2024	33,841	33,533
Accumulated deficit	(23,800)	(27,590)
Accumulated other comprehensive loss	(422)	(66)
Total stockholders’ equity	9,619	5,877
Total liabilities and stockholders’ equity	$90,141	$91,839
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30, 2025
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of June 30, 2025	538.3	$33,680	$(25,708)	$(544)	$7,428
Net income	—	—	3,216	—	3,216
Other comprehensive income, net of taxes	—	—	—	122	122
Dividends declared on common stock ($2.38 per share)	—	—	(1,308)	—	(1,308)
Issuance of common stock in connection with equity award programs	0.2	46	—	—	46
Stock-based compensation expense	—	127	—	—	127
Tax impact related to employee stock-based compensation expense	—	(12)	—	—	(12)
Balance as of September 30, 2025	538.5	$33,841	$(23,800)	$(422)	$9,619

	Nine months ended September 30, 2025
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2024	536.9	$33,533	$(27,590)	$(66)	$5,877
Net income	—	—	6,378	—	6,378
Other comprehensive loss, net of taxes	—	—	—	(356)	(356)
Dividends declared on common stock ($2.38 per share)	—	—	(2,588)	—	(2,588)
Issuance of common stock in connection with equity award programs	1.6	124	—	—	124
Stock-based compensation expense	—	369	—	—	369
Tax impact related to employee stock-based compensation expense	—	(185)	—	—	(185)
Balance as of September 30, 2025	538.5	$33,841	$(23,800)	$(422)	$9,619

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30, 2024
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of June 30, 2024	537.2	$33,204	$(27,124)	$(155)	$5,925
Net income	—	—	2,830	—	2,830
Other comprehensive loss, net of taxes	—	—	—	(181)	(181)
Dividends declared on common stock ($2.25 per share)	—	—	(1,236)	—	(1,236)
Issuance of common stock in connection with equity award programs	0.3	67	—	—	67
Stock-based compensation expense	—	136	—	—	136
Tax impact related to employee stock-based compensation expense	—	(14)	—	—	(14)
Balance as of September 30, 2024	537.5	$33,393	$(25,530)	$(336)	$7,527

	Nine months ended September 30, 2024
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2023	535.4	$33,070	$(26,549)	$(289)	$6,232
Net income	—	—	3,463	—	3,463
Other comprehensive loss, net of taxes	—	—	—	(47)	(47)
Dividends declared on common stock ($2.25 per share)	—	—	(2,444)	—	(2,444)
Issuance of common stock in connection with equity award programs	2.1	166	—	—	166
Stock-based compensation expense	—	396	—	—	396
Tax impact related to employee stock-based compensation expense	—	(239)	—	—	(239)
Balance as of September 30, 2024	537.5	$33,393	$(25,530)	$(336)	$7,527
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$6,378	$3,463
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	4,035	4,195
Impairment of intangible assets	1,200	129
Stock-based compensation expense	369	396
Deferred income taxes	(702)	(894)
Gains on equity securities	(2,712)	(717)
Other items, net	(101)	(139)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(1,601)	(32)
Inventories	767	2,209
Other assets	(690)	(638)
Accounts payable	912	544
Accrued income taxes, net	(1,703)	(1,064)
Long-term tax liabilities	236	(561)
Accrued liabilities	(250)	(636)
Accrued sales incentives and allowance	2,297	536
Other liabilities	(80)	(72)
Net cash provided by operating activities	8,355	6,719
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,216)	(725)
Other	(34)	81
Net cash used in investing activities	(1,250)	(644)
Cash flows from financing activities:
Extinguishment of debt	(683)	(659)
Repayment of debt	(5,000)	(3,600)
Dividends paid	(3,841)	(3,627)
Other	(109)	(122)
Net cash used in financing activities	(9,633)	(8,008)
Decrease in cash and cash equivalents	(2,528)	(1,933)
Cash and cash equivalents at beginning of period	11,973	10,944
Cash and cash equivalents at end of period	$9,445	$9,011
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Basis of presentation
The interim unaudited financial information for the three and nine months ended September 30, 2025 and 2024, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024, and with the condensed consolidated financial statements and the notes thereto contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $11.0 billion and $10.4 billion as of September 30, 2025 and December 31, 2024, respectively.
Recent accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosure requirements by requiring more detailed information in several income tax disclosures, such as enhancing disclosure of income taxes paid and requiring disaggregation of the effective income tax rate reconciliation. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2024. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We expect the adoption of this new standard to result in incremental disclosures to the notes to our consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs, including updating guidance on the recognition and measurement of costs incurred in connection with development and implementation activities related to internal-use software. The standard is effective for all entities for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this new standard on our consolidated financial statements and related disclosures.

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

The following table provides segment revenues, significant segment expenses, other segment items and reported segment net income for the Company’s one reportable segment, as well as a reconciliation of segment net income to the Company’s total consolidated net income for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$9,137	$8,151	$25,781	$23,310
Other revenues	420	352	1,104	1,028
Total revenues	9,557	8,503	26,885	24,338

Less:
Manufacturing cost of sales(1)(2)	2,508	2,852	7,520	8,491
Profit share and royalties in cost of sales(1)	574	458	1,541	1,255
Research and development(1)	1,900	1,450	5,130	4,240
Sales and marketing(1)	1,097	1,117	3,300	3,532
General and administrative(1)	623	508	1,798	1,686
Other segment items(3)	(1,642)	(1,661)	(1,676)	(696)
Equity in (income) loss of equity method investments	(10)	28	19	(11)
Interest income	(99)	(126)	(311)	(394)
Interest expense, net	685	776	2,102	2,408
Provision for income taxes	705	271	1,084	364
Segment net income	3,216	2,830	6,378	3,463
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$3,216	$2,830	$6,378	$3,463
____________
(1)    During the three months ended September 30, 2025 and 2024, amortization of our finite-lived intangible assets was $1.1 billion and $1.2 billion, respectively. During the nine months ended September 30, 2025 and 2024, amortization of our finite-lived intangible assets was $3.4 billion and $3.6 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. In addition, during the three months ended September 30, 2025 and 2024, we recognized depreciation and right-of-use asset amortization of $232 million and $198 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized depreciation and right-of-use asset amortization of $661 million and $601 million, respectively.
(2)    During the three months ended September 30, 2025 and 2024, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $338 million and $661 million, respectively. During the nine months ended September 30, 2025 and 2024, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $1.0 billion and $2.0 billion, respectively.
(3)    Other segment items included in Segment net income primarily consisted of fair value adjustments on equity securities (see Note 6, Investments) and net impairment charges on intangible assets (see Note 8, Goodwill and other intangible assets).

3. Revenues
We operate our business in one operating segment, which also represents one reportable segment: human therapeutics. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Revenues by product and by geographic area, based on customers’ locations, are presented below. A substantial portion of ROW product sales relates to products sold in Europe.
Revenues were as follows (in millions):

	Three months ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$806	$333	$1,139	$683	$362	$1,045
Repatha	442	352	794	281	286	567
ENBREL	574	6	580	817	8	825
Otezla	473	112	585	460	104	564
XGEVA	357	182	539	373	168	541
EVENITY	417	124	541	289	110	399
TEPEZZA	518	42	560	482	6	488
BLINCYTO	236	156	392	237	90	327
Nplate	333	124	457	345	111	456
KYPROLIS	225	134	359	238	140	378
Aranesp	103	254	357	105	232	337
TEZSPIRE(1)	377	—	377	269	—	269
KRYSTEXXA	320	—	320	310	—	310
Vectibix	162	122	284	132	150	282
Other products(2)	1,408	445	1,853	958	405	1,363
Total product sales(3)	$6,751	$2,386	9,137	$5,979	$2,172	8,151
Other revenues			420			352
Total revenues			$9,557			$8,503

	Nine months ended September 30,
	2025			2024
	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$2,271	$1,089	$3,360	$2,110	$1,099	$3,209
Repatha	1,146	1,000	2,146	824	792	1,616
ENBREL	1,675	19	1,694	2,280	21	2,301
Otezla	1,328	312	1,640	1,185	317	1,502
XGEVA	1,064	573	1,637	1,138	526	1,664
EVENITY	1,132	369	1,501	806	326	1,132
TEPEZZA	1,349	97	1,446	1,379	12	1,391
BLINCYTO	779	367	1,146	555	280	835
Nplate	762	377	1,139	749	370	1,119
KYPROLIS	673	388	1,061	712	419	1,131
Aranesp	301	755	1,056	296	738	1,034
TEZSPIRE(1)	1,004	—	1,004	676	—	676
KRYSTEXXA	905	—	905	839	—	839
Vectibix	441	415	856	385	414	799
Other products(2)	3,907	1,283	5,190	2,858	1,204	4,062
Total product sales(3)	$18,737	$7,044	25,781	$16,792	$6,518	23,310
Other revenues			1,104			1,028
Total revenues			$26,885			$24,338
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2025 and 2024.

4. Income taxes
The effective tax rates for the three and nine months ended September 30, 2025 were 18.0% and 14.5%, respectively, compared with 8.7% and 9.5%, respectively, for the corresponding periods in the prior year.
The increase in our effective tax rate for the three months ended September 30, 2025, was primarily due to the change in earnings mix, including lower amortization expense from the fair value step-up of inventory acquired from Horizon. The increase in our effective tax rate for the nine months ended September 30, 2025, was primarily due to the change in earnings mix, including the net unrealized gains on equity investments in the first nine months of 2025 compared to those in the prior-year period (see Note 6, Investments) and partially offset by the year-to-date Otezla impairment charges and related tax impacts (see Note 8, Goodwill and other intangible assets). The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. The impact of these changes on our deferred tax assets and liabilities was recorded in the third quarter of 2025 and did not have a material effect on our effective tax rate or on our condensed consolidated financial statements.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office, but were unable to reach a resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion, plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued and paid on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office, but were unable to reach a resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.

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
During the three and nine months ended September 30, 2025, the gross amounts of our UTBs increased by $45 million and $145 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2025, if recognized, would impact our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income (Numerator):
Net income for basic and diluted EPS	$3,216	$2,830	$6,378	$3,463

Shares (Denominator):
Weighted-average shares for basic EPS	538	537	538	537
Effect of dilutive securities	4	5	4	4
Weighted-average shares for diluted EPS	542	542	542	541

Basic earnings per share	$5.98	$5.27	$11.86	$6.45
Diluted earnings per share	$5.93	$5.22	$11.77	$6.40
For the three and nine months ended September 30, 2025 and 2024, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$998	$—	$—	$998
Money market mutual funds	7,581	—	—	7,581
Other short-term interest-bearing securities	129	—	—	129
Total interest-bearing securities	$8,708	$—	$—	$8,708

Types of securities as of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$997	$—	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	135	—	—	135
Total interest-bearing securities	$11,486	$—	$—	$11,486
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2025	December 31, 2024
Cash and cash equivalents	$8,708	$11,486
Total interest-bearing securities	$8,708	$11,486
Cash and cash equivalents in the above table excludes bank account cash of $737 million and $487 million as of September 30, 2025 and December 31, 2024, respectively.
All interest-bearing securities as of September 30, 2025 and December 31, 2024, mature in one year or less. For the three months ended September 30, 2025 and 2024, interest income on these investments was $99 million and $126 million, respectively. For the nine months ended September 30, 2025 and 2024, interest income on these investments was $311 million and $394 million, respectively.
For the three and nine months ended September 30, 2025 and 2024, realized gains and losses on interest-bearing securities were not material and were recorded in Other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeOne Medicines Ltd.
As of September 30, 2025 and December 31, 2024, the fair values of our investment in BeOne were $6.5 billion and $3.5 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2025 and 2024, we recorded unrealized gains of $1.9 billion and $1.6 billion, respectively. During the nine months ended September 30, 2025 and 2024, we recorded unrealized gains of $3.0 billion and $836 million, respectively. These unrealized gains were recognized in Other income, net, in the Condensed Consolidated Statements of Income.
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
Other equity securities
Excluding our equity investments in BeOne (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $300 million and $314 million as of September 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025, and 2024, net unrealized gains on these publicly traded securities were not material. Additionally, net realized gains and losses on sales of publicly traded securities for the three and nine months ended September 30, 2025 and 2024, were not material.
We held investments of $339 million and $319 million in equity securities without readily determinable fair values as of September 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2025 and 2024, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and nine months ended September 30, 2025 and 2024, were not material.
Equity method investments
Neumora Therapeutics, Inc.
As of September 30, 2025 and December 31, 2024, our ownership interest in Neumora was approximately 21.8% and 21.9%, respectively, and the fair values of our investment were $64 million and $375 million, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other income, net, in the Condensed Consolidated Statements of Income each reporting period. See Note 11, Fair value measurement. We believe the fair value option best reflects the economics of the underlying transaction. During the three months ended September 30, 2025 and 2024, we recognized unrealized gains of $38 million and $119 million, respectively, and during the nine months ended September 30, 2025 and 2024, we recognized unrealized losses of $311 million and $136 million, respectively.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $246 million and $262 million as of September 30, 2025 and December 31, 2024, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2025, we had $142 million of unfunded additional commitments to be made for these investments during the next several years. For the three and nine months ended September 30, 2025 and 2024, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$955	$818
Work in process	3,555	4,120
Finished goods	1,836	2,060
Total inventories	$6,346	$6,998

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2024	$18,637
Foreign currency translation adjustments	39
Balance at September 30, 2025	$18,676
Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2025			December 31, 2024
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,803	$(25,884)	$21,919	$48,611	$(22,594)	$26,017
Licensing rights	3,875	(3,490)	385	3,875	(3,392)	483
Research and development technology rights	1,421	(1,296)	125	1,374	(1,235)	139
Marketing-related rights	1,202	(1,202)	—	1,202	(1,202)	—
Total finite-lived intangible assets	54,301	(31,872)	22,429	55,062	(28,423)	26,639
Indefinite-lived intangible assets:
In-process research and development	710	—	710	1,060	—	1,060
Total other intangible assets	$55,011	$(31,872)	$23,139	$56,122	$(28,423)	$27,699
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
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and a partial impairment of $800 million. In the third quarter of 2025, new facts and circumstances, primarily from the CMS price setting process, indicated a further triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. A subsequent discounted cash flow analysis, prepared using the same Level 3 input framework and updated assumptions, resulted in a revised intangible asset fair value of $3.0 billion, which was lower than the carrying value of $3.4 billion, and an additional impairment of $400 million. The impairment charges of $400 million and $1.2 billion for three and nine months ended September 30, 2025, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Income. See Note 11, Fair value measurement.
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

During the three months ended September 30, 2025 and 2024, we recognized amortization of our finite-lived intangible assets of $1.1 billion and $1.2 billion, respectively. During the nine months ended September 30, 2025 and 2024, we recognized amortization of our finite-lived intangible assets of $3.4 billion and $3.6 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of September 30, 2025, the total estimated future amortization of our finite-lived intangible assets for the remaining three months ending December 31, 2025, and the years ending December 31, 2026, 2027, 2028, 2029 and 2030, was $0.9 billion, $3.6 billion, $3.5 billion, $2.8 billion, $2.3 billion and $2.2 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2025	December 31, 2024
1.90% notes due 2025 (1.90% 2025 Notes)	$—	$500
5.25% notes due 2025 (5.25% 2025 Notes)	—	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	—	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	880	777
5.507% notes due 2026 (5.507% 2026 Notes)	—	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	639	595
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	941	876
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,668
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	568	776
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,462	1,764
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	703	890
4.20% notes due 2052 (4.20% 2052 Notes)	882	895
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,165

	September 30, 2025	December 31, 2024
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	56,039	61,778
Unamortized bond discounts, premiums and issuance costs, net	(1,317)	(1,360)
Fair value adjustments	(159)	(343)
Other	24	24
Total carrying value of debt	54,587	60,099
Less current portion	(2,153)	(3,550)
Total long-term debt	$52,434	$56,549
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loan has an interest rate of three-month SOFR plus 1.225%.
Debt repayments
During the three months ended September 30, 2025 and 2024, debt repayments totaled $1.5 billion and $2.2 billion, respectively. During the nine months ended September 30, 2025 and 2024, debt repayments totaled $5.0 billion and $3.6 billion, respectively.
Debt extinguishment
During the three months ended September 30, 2025, we repurchased an aggregate principal amount of our debt of $119 million, including portions of the 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $81 million, which resulted in a $36 million gain on extinguishment of debt. During the three months ended September 30, 2024, we repurchased an aggregate principal amount of our debt of $331 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $249 million, which resulted in an $82 million gain on extinguishment of debt.
During the nine months ended September 30, 2025, we repurchased an aggregate principal amount of our debt of $1.0 billion, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $683 million, which resulted in a $264 million gain on extinguishment of debt. During the nine months ended September 30, 2024, we repurchased an aggregate principal amount of our debt of $875 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $659 million, which resulted in a $215 million gain on extinguishment of debt. Gains and losses on extinguishments of debt are recorded in Other income, net, in the Condensed Consolidated Statements of Income.
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.

10. Stockholders’ equity
Stock repurchase program
During the nine months ended September 30, 2025 and 2024, we did not repurchase shares under our stock repurchase program. As of September 30, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In August 2025, March 2025 and December 2024, our Board of Directors declared quarterly cash dividends of $2.38 per share, which were paid in September 2025, June 2025 and March 2025, respectively. In October 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share, which will be paid in December 2025.

Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of June 30, 2025	$(231)	$(335)	$22	$(544)
Foreign currency translation adjustments	11	—	—	11
Unrealized gains	—	73	—	73
Reclassification adjustments into earnings	—	67	—	67
Other	—	—	1	1
Income taxes	—	(30)	—	(30)
Balance as of September 30, 2025	$(220)	$(225)	$23	$(422)

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2024	$(374)	$287	$21	$(66)
Foreign currency translation adjustments	154	—	—	154
Unrealized losses	—	(396)	—	(396)
Reclassification adjustments into earnings	—	(256)	—	(256)
Other	—	—	2	2
Income taxes	—	140	—	140
Balance as of September 30, 2025	$(220)	$(225)	$23	$(422)
Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended September 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2025	2024
Cash flow hedges:
Foreign currency forward contract (losses) gains	$(28)	$45	Product sales
Cross-currency swap contract (losses) gains	(39)	121	Other income, net
	(67)	166	Income before income taxes
	14	(36)	Provision for income taxes
	$(53)	$130	Net income

	Nine months ended September 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2025	2024
Cash flow hedges:
Foreign currency forward contract gains	$40	$151	Product sales
Cross-currency swap contract gains	216	87	Other income, net
	256	238	Income before income taxes
	(56)	(51)	Provision for income taxes
	$200	$187	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$998	$—	$998
Money market mutual funds	7,581	—	—	7,581
Other short-term interest-bearing securities	—	129	—	129
Equity securities	6,819	—	—	6,819
Derivatives:
Foreign currency forward contracts	—	93	—	93
Cross-currency swap contracts	—	48	—	48
Interest rate swap contracts	—	1	—	1
Total assets	$14,400	$1,269	$—	$15,669

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$261	$—	$261
Cross-currency swap contracts	—	337	—	337
Interest rate swap contracts	—	306	—	306
Contingent consideration obligations	—	—	95	95
Total liabilities	$—	$904	$95	$999

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2024, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$997	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	—	135	—	135
Equity securities	4,188	—	—	4,188
Derivatives:
Foreign currency forward contracts	—	420	—	420
Total assets	$14,542	$1,552	$—	$16,094

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	483	—	483
Interest rate swap contracts	—	531	—	531
Contingent consideration obligations	—	—	106	106
Total liabilities	$—	$1,022	$106	$1,128

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeOne and Neumora, as of September 30, 2025 and December 31, 2024, are based on quoted market prices in active markets, with no valuation adjustment.
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
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of September 30, 2025 and December 31, 2024, the aggregate fair values of our fixed-rate debt were $51.2 billion and $54.9 billion, respectively, and the carrying values of our fixed-rate debt were $52.8 billion and $58.3 billion, respectively. The estimate of the fair value of our term loan approximates its carrying value as of September 30, 2025 and December 31, 2024, as this debt instrument bears interest at a floating rate.
During the nine months ended September 30, 2025 and 2024, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairments of the Otezla intangible asset in the first and third quarters of 2025 as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of September 30, 2025 and December 31, 2024, we had outstanding foreign currency forward contracts with aggregate notional amounts of $7.7 billion and $7.2 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2025, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.7%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the nine months ended September 30, 2025 and 2024, and amounts expected to be recognized during the next 12 months are not material.

Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2025	2024	2025	2024
Foreign currency forward contracts	$123	$(238)	$(592)	$87
Cross-currency swap contracts	(50)	80	196	50
Total unrealized gains (losses)	$73	$(158)	$(396)	$137
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of September 30, 2025 and December 31, 2024, we had interest rate swap contracts with aggregate notional amounts of $6.2 billion and $6.7 billion respectively, that hedge certain portions of our long-term debt. During the nine months ended September 30, 2025 there was a reduction in the aggregate notional amount of these contracts due to the termination of swaps that occurred in connection with the repayment of the 3.125% 2025 Notes (see Note 9, Financing arrangements). In addition, we entered into $550 million of new interest rate swaps to hedge a portion of our 5.25% 2033 Notes, resulting in an interest rate of SOFR plus 1.7% on the $550 million hedged portion.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Current portion of long-term debt	$1,266	$1,045	$16	$45
Long-term debt	$4,670	$5,152	$(175)	$(388)
____________
(1)     Current portion of long-term debt includes $51 million and $56 million of carrying value with discontinued hedging relationships as of September 30, 2025 and December 31, 2024, respectively. Long-term debt includes $194 million and $232 million of carrying value with discontinued hedging relationships as of September 30, 2025 and December 31, 2024, respectively.
(2)    Current portion of long-term debt includes $51 million and $56 million of hedging adjustments on discontinued hedging relationships as of September 30, 2025 and December 31, 2024, respectively. Long-term debt includes $94 million and $132 million of hedging adjustments on discontinued hedging relationships as of September 30, 2025 and December 31, 2024, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$9,137	$2,080	$(685)	$25,781	$3,204	$(2,102)
The effects of cash flow and fair value hedging:
(Losses) gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$(28)	$—	$—	$40	$—	$—
Cross-currency swap contracts	$—	$(39)	$—	$—	$216	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(27)	$—	$—	$(184)
Derivatives designated as hedging instruments	$—	$—	$40	$—	$—	$227

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,151	$1,830	$(776)	$23,310	$1,288	$(2,408)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$45	$—	$—	$151	$—	$—
Cross-currency swap contracts	$—	$121	$—	$—	$87	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(153)	$—	$—	$(122)
Derivatives designated as hedging instruments	$—	$—	$168	$—	$—	$176
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2025, the amount of net losses on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was not material.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2025 and December 31, 2024, the total notional amounts of these foreign currency forward contracts were $245 million and $148 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2025 and 2024.

Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$93	Accrued liabilities/ Other noncurrent liabilities	$261
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	48	Accrued liabilities/ Other noncurrent liabilities	337
Interest rate swap contracts	Other current assets/ Other noncurrent assets	1	Accrued liabilities/ Other noncurrent liabilities	306
Total derivatives designated as hedging instruments		142		904
Total derivatives		$142		$904

	Derivative assets		Derivative liabilities
December 31, 2024	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$420	Accrued liabilities/ Other noncurrent liabilities	$8
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	483
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	531
Total derivatives designated as hedging instruments		420		1,022
Total derivatives		$420		$1,022
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of September 30, 2025, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are primarily included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash used in financing activities.

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
Repatha Patent Litigation
Patent Disputes in the International Region
Unified Patent Court (UPC) of the European Union
On August 6, 2025, the Dusseldorf Local Division of the UPC stayed Sanofi’s lawsuit against Amgen alleging infringement of the European Patent No. 4,252,857 until the UPC Court of Appeals reaches a decision on the appeal from Sanofi’s lawsuit against Amgen involving European Patent No. 3,536,712 (the EP’712 Patent).
On August 12, 2025, the Court of Appeals of the UPC heard oral argument on Amgen’s appeal seeking to set aside the Central Division of the UPC’s decision to revoke Amgen’s European Patent No. 3,666,797.
On September 15, 2025, Amgen and Sanofi Biotechnologies SAS and Regeneron Pharmaceuticals, Inc. (Regeneron) filed respective Statements of Grounds of Appeal from the Dusseldorf Local Division of the UPC’s decision that the EP’712 Patent is valid but not infringed by Amgen.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Samsung Bioepis Co. Ltd. et al.
The parties entered into a confidential settlement agreement that resolves the patent litigation related to Samsung Bioepis Co Ltd.’s and Samsung Biologics Co., Ltd’s (collectively, Samsung) denosumab biosimilar products in the United States. Accordingly, the U.S. District Court for the District of New Jersey (New Jersey District Court) entered a Consent Order and Judgment on September 5, 2025, finding the claims of Amgen’s U.S. patents asserted against Samsung are valid, enforceable and infringed by Samsung’s denosumab biosimilars in the United States. In addition, Amgen and Samsung have reached a confidential settlement that allows Samsung to launch its biosimilar products in the United States.
Amgen Inc. et al. v. Shanghai Henlius Biotech Inc. et al.
On September 5, 2025, Shanghai Henlius Biotech Inc., Shanghai Henlius Biologics Co., Ltd., Organon LLC and Organon & Co. responded to Amgen’s complaint, asserting counterclaims and affirmative defenses. On October 10, 2025, Amgen responded to those counterclaims and asserted its affirmative defenses.

Amgen Inc. et al. v. Hikma Pharmaceuticals USA Inc. et al.
On September 5, 2025, Hikma Pharmaceuticals USA Inc., Gedeon Richter Plc., and Gedeon Richter USA, Inc. responded to Amgen’s complaint, asserting counterclaims and affirmative defenses on September 5, 2025. On October 10, 2025, Amgen responded to those counterclaims and asserted its affirmative defenses.
Amgen Inc. et al. v. Biocon Biologics, Inc. et al.
On September 5, 2025, Biocon Biologics, Inc., Biocon Biologics UK Limited, and Biocon Biologics Limited (collectively, Biocon) responded to Amgen’s complaint, asserting counterclaims and affirmative defenses. Pursuant to a consent order providing leave to amend, Amgen filed an Amended Complaint on September 23, 2025, adding Biosimilars Newco Limited (BNCL) as a defendant to the litigation.
The parties entered into a confidential settlement agreement that resolves the patent litigation related to Biocon’s denosumab biosimilar products in the United States. Accordingly, the New Jersey District Court entered a Consent Judgment and Injunction on September 30, 2025, finding the claims of Amgen’s U.S. patents asserted against Biocon valid, enforceable and infringed by Biocon's denosumab biosimilars in the United States. In addition, Amgen and Biocon have reached a confidential settlement that allowed Biocon to launch its biosimilar products in the United States as early as October 1, 2025.
In re: Denosumab Patent Litigation (Multidistrict Litigations)
The claim construction hearing previously set by the New Jersey District Court was cancelled and on September 8, 2025, a new case schedule was issued for all matters pending in the multidistrict litigation. Neither a claim construction hearing nor a trial date have been set.
PAVBLU™ (aflibercept-ayyh) Patent Litigation
On September 12, 2025, Amgen responded to Regeneron’s complaint asserting infringement of U.S. Patent No. 12,331,099 (the ’099 Patent), denying infringement and asserting counterclaims seeking a declaratory judgment that the ’099 Patent is not infringed, invalid, and/or unenforceable, and counterclaims for Sherman Act (15 U.S.C. § 2) monopolization through Walker Process fraud, Sherman Act (15 U.S.C. § 2) attempted monopolization through Walker Process fraud, and unlawful and unfair practices under the California Unfair Competition Law. By its counterclaims, Amgen seeks, among other remedies, damages and an injunction against conduct by Regeneron. On September 29, 2025, the U.S. District Court for the Northern District of West Virginia entered a scheduling order for the matters pending in the multidistrict litigation including a claim construction hearing for November 23, 2026.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Somerset Therapeutics, LLC
On October 3, 2025, based on a joint request by Onyx Therapeutics, Inc. (Onyx Therapeutics, a wholly-owned subsidiary of Amgen) and Somerset Therapeutics, LLC (Somerset), the U.S. District Court for the District of Delaware (Delaware District Court) entered a Stipulation and Order that the filing of Somerset’s ANDA infringed, and the making, using, offering to sell, selling or importing of its proposed ANDA product will infringe, U.S. Patent No. 7,737,112 (the ’112 Patent), which Somerset admits is valid and enforceable. The Stipulation and Order enjoins Somerset and its affiliates from engaging in infringing conduct during the term of the ’112 Patent, subject to the terms of a confidential settlement agreement.
Onyx Therapeutics, Inc. v. Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited.
On September 4, 2025, Onyx Therapeutics filed a lawsuit in the Delaware District Court against Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited (collectively, Amneal), asserting infringement of the ’112 Patent based on Amneal’s submission of an application pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act seeking FDA approval to market a generic version of KYPROLIS. Onyx Therapeutics seeks an order from the Delaware District Court making any FDA approval of the defendant’s application effective no earlier than the expiration of the ’112 Patent.
Antitrust Actions
CareFirst of Maryland Antitrust Class Action
On September 30, 2025, the U.S. District Court for the Eastern District of Virginia issued an order granting in part and denying in part Amgen’s motion to dismiss. The court dismissed the plaintiffs’ antitrust claim under Puerto Rico law, and their unjust enrichment claims under the laws of seven states and Puerto Rico, but otherwise permitted the plaintiffs’ claims to proceed.

Sandoz Inc. Antitrust Action
On August 21, 2025, Amgen filed its reply to Sandoz Inc.’s opposition to Amgen’s motion to dismiss.
Other Similar Antitrust Actions
In August and September 2025, the Company received service of process of seven cases that were filed in the California Superior Court for the County of Ventura that raise allegations substantially similar to those in the CareFirst of Maryland antitrust class action. The cases were filed by: Centene Corporation on July 29, 2025; Humana, Inc. on July 29, 2025; Molina Healthcare, Inc. on July 29, 2025; Blue Cross and Blue Shield of Florida, Inc. (BCBSFL) on July 29, 2025; Blue Cross and Blue Shield of Kansas City (BCBSKC) on July 29, 2025; Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (BCBSMA) on August 8, 2025; and Health Care Services Corp. (HCSC) on August 21, 2025. Amgen subsequently removed the cases filed by BCBSFL, BCBSKC, BCBSMA, and HCSC to the U.S. District Court for the Central District of California. On September 29, 2025, HCSC voluntarily dismissed its case without prejudice. BCBSFL, BCBSKC, and BCBSMA voluntarily dismissed their cases without prejudice on October 1, 2025.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
On September 11, 2025, the U.S. District Court for the Southern District of New York issued an order that extended deadlines. Pursuant to the order, the class certification briefing will be completed by April 24, 2026. The last day to file summary judgment motions is December 21, 2026, but no briefing schedule has been set.
ChemoCentryx, Inc. Securities Matters
On August 15, 2025, the U.S. District Court for the Northern District of California granted defendants’, including ChemoCentryx’s, motion for summary judgment in its entirety and denied lead plaintiff’s motion for partial summary judgment. On September 12, 2025, the lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals; its opening brief is due December 5, 2025.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Prolia, Repatha, ENBREL, Otezla, XGEVA, EVENITY, TEPEZZA, BLINCYTO, Nplate, KYPROLIS, Aranesp, TEZSPIRE, KRYSTEXXA and Vectibix. We also market a number of other products, including but not limited to MVASI, PAVBLU, AMJEVITA/AMGEVITA, UPLIZNA, IMDELLTRA/IMDYLLTRA, TAVNEOS, RAVICTI, Neulasta, LUMAKRAS/LUMYKRAS, Parsabiv, Aimovig, WEZLANA/WEZENLA and PROCYSBI.
Tariffs and trade protection measures
Numerous tariffs and trade protection measures have been proposed, and in a number of cases, implemented by the United States and other countries. These tariffs and trade protection measures include the universal 10% tariff on goods imported into the United States, the July Tariff EOs imposing additional country-specific tariffs for more than 60 countries, the trade framework with the EU effective September 2025 that imposes a baseline 15% tariff on most goods from the EU, bilateral trade deals with certain other countries such as Vietnam, Japan and the United Kingdom for special tariff rates, China’s country-specific tariff that is expected to become effective on November 10, 2025, and retaliatory tariffs on U.S. goods. These tariffs and trade protection measures may adversely affect our business and results of operations. Further, there are a number of proposed and potential sector-specific tariffs on our industry that are in development. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business, of this Quarterly Report on Form 10-Q for further discussion. While existing tariffs have not had a material adverse effect on our results of operations for the nine months ended September 30, 2025, certain tariffs that are currently in effect, or anticipated to take effect in the future, are expected to further increase our manufacturing and operating expenses in future quarters, including the cost to deliver products to markets, cost of sourcing materials for the manufacturing of our products and cost of materials used in our R&D activities. Furthermore, such tariffs may increasingly affect the cost to expand our manufacturing capacity in the United

States, including increased construction costs and/or delays in construction for our Ohio and North Carolina facilities. Additionally, retaliatory tariffs imposed by other countries may adversely affect our business, operations and delivery and launches of products in such markets, including the performance of our collaborations in such markets. However, the degree of adverse effects from any tariffs on our business and operations in future periods will depend on various factors, including the application and rates of such tariffs, as well as the expansion of such tariffs to include certain goods (such as pharmaceutical products), the magnitude of response by other countries to U.S. tariffs and the length of time such tariffs are in effect. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and instability in the financial system, as well as rising healthcare costs, continue to pose challenges to our business. Uncertainty around tariffs and trade protection measures in the United States and other countries, including the imposition of new, retaliatory or sector-specific tariffs, along with ongoing geopolitical conflicts and rising geopolitical tensions, continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
Moreover, provisions of the IRA, as well as the 340B Program, have negatively affected, and are likely to continue to negatively affect, our business. For example, ENBREL and Otezla have been selected by CMS for Medicare price setting beginning in 2026 and 2027, respectively. In addition to the IRA, other recent and proposed U.S. policy actions focus on drug pricing, including the Most-Favored-Nations Prescription Drug Pricing Executive Order (MFN EO) that is aimed at using price benchmarks from other developed countries to set U.S. pricing targets, and the July MFN Letter that was delivered to many pharmaceutical companies, including Amgen, and called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the United States to reduce U.S. drug prices; and 4) participate in direct-to-consumer models to provide MFN pricing for certain drugs. The details of these drug pricing actions and how they might be operationalized are unclear, but if put into place they could reasonably be expected to adversely affect our business. See Part II, Item 1A. Risk Factors—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products, of this Quarterly Report on Form 10-Q for further discussion.
Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.
Products/pipeline
Repatha
In August 2025, we announced that the FDA broadened the approved use of Repatha to include adults at increased risk for major adverse cardiovascular events (MACE) due to uncontrolled low-density lipoprotein cholesterol (LDL-C). The update removes a prior requirement for a patient to have been diagnosed with cardiovascular (CV) disease.
In October 2025, we announced that the Phase 3 VESALIUS-CV trial met its dual primary endpoints demonstrating that Repatha significantly reduced the risk of MACE in individuals without a prior history of heart attack or stroke. No new safety signals were observed.
TEZSPIRE
In October 2025, we announced that the FDA approved TEZSPIRE for the add-on maintenance treatment of inadequately controlled chronic rhinosinusitis with nasal polyps (CRSwNP) in adult and pediatric patients aged 12 years and older.
Bemarituzumab
In November 2025, we announced that FORTITUDE-102, a Phase 1b/3 study of bemarituzumab plus chemotherapy and nivolumab in patients with first-line gastric cancer, was stopped.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Product sales
U.S.	$6,751	$5,979	13%	$18,737	$16,792	12%
ROW	2,386	2,172	10%	7,044	6,518	8%
Total product sales	9,137	8,151	12%	25,781	23,310	11%
Other revenues	420	352	19%	1,104	1,028	7%
Total revenues	$9,557	$8,503	12%	$26,885	$24,338	10%
Operating expenses	$7,031	$6,456	9%	$20,525	$19,391	6%
Operating income	$2,526	$2,047	23%	$6,360	$4,947	29%
Net income	$3,216	$2,830	14%	$6,378	$3,463	84%
Diluted EPS	$5.93	$5.22	14%	$11.77	$6.40	84%
Diluted shares	542	542	—%	542	541	0%
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
Total product sales increased 12% and 11% for the three and nine months ended September 30, 2025, respectively, driven by volume growth of 14% for both periods, partially offset by declines in net selling price of 4% and 3%, respectively.
For the three months ended September 30, 2025, U.S. volume grew 13% and ROW volume grew 16%, driven by volume growth in certain brands, including PAVBLU, Repatha, EVENITY, IMDELLTRA/IMDYLLTRA, TEZSPIRE and BLINCYTO.
For the nine months ended September 30, 2025, U.S. and ROW volumes grew 14% each, driven by volume growth in certain brands, including Repatha, PAVBLU, EVENITY, TEZSPIRE, IMDELLTRA/IMDYLLTRA and BLINCYTO.
For the remainder of 2025, we expect volume growth from certain brands to be partially offset by net selling price declines.
Other revenues increased 19% and 7% for the three and nine months ended September 30, 2025, respectively, primarily driven by higher royalty income.
Operating expenses increased 9% and 6% for the three and nine months ended September 30, 2025, respectively, driven by investments in Later-Stage Clinical Programs and Otezla intangible asset impairment charges, partially offset by lower amortization expense from the fair value step-up of inventory acquired from Horizon. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charges.
Uncertain macroeconomic conditions, including uncertainty around tariffs and trade protection measures, ongoing geopolitical conflicts and rising geopolitical tensions, changes in the healthcare ecosystem, and potential government policy actions, including MFN pricing or similar drug pricing reforms, have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges, provisions of the IRA, inappropriate expanded utilization of the 340B Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024; and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Prolia	$1,139	$1,045	9%	$3,360	$3,209	5%
Repatha	794	567	40%	2,146	1,616	33%
ENBREL	580	825	(30)%	1,694	2,301	(26)%
Otezla	585	564	4%	1,640	1,502	9%
XGEVA	539	541	0%	1,637	1,664	(2)%
EVENITY	541	399	36%	1,501	1,132	33%
TEPEZZA	560	488	15%	1,446	1,391	4%
BLINCYTO	392	327	20%	1,146	835	37%
Nplate	457	456	0%	1,139	1,119	2%
KYPROLIS	359	378	(5)%	1,061	1,131	(6)%
Aranesp	357	337	6%	1,056	1,034	2%
TEZSPIRE(1)	377	269	40%	1,004	676	49%
KRYSTEXXA	320	310	3%	905	839	8%
Vectibix	284	282	1%	856	799	7%
Other products(2)	1,853	1,363	36%	5,190	4,062	28%
Total product sales	$9,137	$8,151	12%	$25,781	$23,310	11%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2024: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1A. Risk Factors; and (iii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Prolia — U.S.	$806	$683	18%	$2,271	$2,110	8%
Prolia — ROW	333	362	(8)%	1,089	1,099	(1)%
Total Prolia	$1,139	$1,045	9%	$3,360	$3,209	5%
The increase in global Prolia sales for the three months ended September 30, 2025 was primarily driven by favorable changes to estimated sales deductions of 14%, partially offset by lower net selling price.
The increase in global Prolia sales for the nine months ended September 30, 2025 was driven by volume growth.

For the remainder of 2025, we expect sales erosion driven by biosimilar competition, as biosimilars have launched in the U.S. market.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Repatha — U.S.	$442	$281	57%	$1,146	$824	39%
Repatha — ROW	352	286	23%	1,000	792	26%
Total Repatha	$794	$567	40%	$2,146	$1,616	33%
The increases in global Repatha sales for the three and nine months ended September 30, 2025 were primarily driven by volume growth.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
ENBREL — U.S.	$574	$817	(30)%	$1,675	$2,280	(27)%
ENBREL — Canada	6	8	(25)%	19	21	(10)%
Total ENBREL	$580	$825	(30)%	$1,694	$2,301	(26)%
The decrease in ENBREL sales for the three months ended September 30, 2025 was primarily driven by lower net selling price of 38% resulting from the impact of the U.S. Medicare Part D redesign and increased 340B Program mix, partially offset by favorable changes to estimated sales deductions and volume growth.
The decrease in ENBREL sales for the nine months ended September 30, 2025 was driven by lower net selling price of 30% resulting from increased 340B Program mix, the impact of the U.S. Medicare Part D redesign and higher commercial discounts, partially offset by volume growth.

Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Otezla — U.S.	$473	$460	3%	$1,328	$1,185	12%
Otezla — ROW	112	104	8%	312	317	(2)%
Total Otezla	$585	$564	4%	$1,640	$1,502	9%
The increase in global Otezla sales for the three months ended September 30, 2025 was primarily driven by volume growth of 6% and favorable changes to estimated sales deductions of 5%, partially offset by lower net selling price of 5%.
The increase in global Otezla sales for the nine months ended September 30, 2025 was driven by volume growth of 5%, favorable changes to estimated sales deductions of 3% and higher net selling price of 2%.
In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. As a result, we expect further declines in net selling price driven by Medicare price setting beginning in 2027. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charges.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
XGEVA — U.S.	$357	$373	(4)%	$1,064	$1,138	(7)%
XGEVA — ROW	182	168	8%	573	526	9%
Total XGEVA	$539	$541	0%	$1,637	$1,664	(2)%
Global XGEVA sales remained relatively unchanged for the three months ended September 30, 2025, as favorable changes to estimated sales deductions of 6% were offset by lower volume of 3% and lower inventory.
The decrease in global XGEVA sales for the nine months ended September 30, 2025 was driven by lower volume.
For the remainder of 2025, we expect sales erosion driven by biosimilar competition, as biosimilars have launched in the U.S. market.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and will expire in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025.

EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
EVENITY — U.S.	$417	$289	44%	$1,132	$806	40%
EVENITY — ROW	124	110	13%	369	326	13%
Total EVENITY	$541	$399	36%	$1,501	$1,132	33%
The increases in global EVENITY sales for the three and nine months ended September 30, 2025 were driven by volume growth.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
TEPEZZA — U.S.	$518	$482	7%	$1,349	$1,379	(2)%
TEPEZZA — ROW	42	6	*	97	12	*
Total TEPEZZA	$560	$488	15%	$1,446	$1,391	4%
* Change in excess of 100%
The increase in global TEPEZZA sales for the three months ended September 30, 2025 was driven by higher inventory and higher net selling price.
The increase in global TEPEZZA sales for the nine months ended September 30, 2025 was driven by higher net selling price of 5% and higher inventory of 2%, partially offset by lower volume.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
BLINCYTO — U.S.	$236	$237	0%	$779	$555	40%
BLINCYTO — ROW	156	90	73%	367	280	31%
Total BLINCYTO	$392	$327	20%	$1,146	$835	37%
The increase in global BLINCYTO sales for the three months ended September 30, 2025 was driven by volume growth of 31%, partially offset by lower inventory.
The increase in global BLINCYTO sales for the nine months ended September 30, 2025 was primarily driven by volume growth.

Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Nplate — U.S.	$333	$345	(3)%	$762	$749	2%
Nplate — ROW	124	111	12%	377	370	2%
Total Nplate	$457	$456	0%	$1,139	$1,119	2%
Global Nplate sales for the three months ended September 30, 2025 remained relatively unchanged and included U.S. government orders of $90 million and $128 million for the three months ended September 30, 2025 and 2024, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 12% for the three months ended September 30, 2025, driven by volume growth.
Global Nplate sales for the nine months ended September 30, 2025 increased 2% and included U.S. government orders of $90 million and $128 million for the nine months ended September 30, 2025 and 2024, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 6% for the nine months ended September 30, 2025, primarily driven by volume growth.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
KYPROLIS — U.S.	$225	$238	(5)%	$673	$712	(5)%
KYPROLIS — ROW	134	140	(4)%	388	419	(7)%
Total KYPROLIS	$359	$378	(5)%	$1,061	$1,131	(6)%
The decreases in global KYPROLIS sales for the three and nine months ended September 30, 2025 were driven by lower volume due to increased competition.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Aranesp — U.S.	$103	$105	(2)%	$301	$296	2%
Aranesp — ROW	254	232	9%	755	738	2%
Total Aranesp	$357	$337	6%	$1,056	$1,034	2%
The increases in global Aranesp sales for the three and nine months ended September 30, 2025 were driven by volume growth of 10% and 5%, respectively, partially offset by unfavorable changes to foreign currency exchange rates of 2% for each period and lower net selling price.

TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
TEZSPIRE — U.S.	$377	$269	40%	$1,004	$676	49%
The increase in TEZSPIRE sales for the three months ended September 30, 2025 was driven by volume growth of 48%, partially offset by lower net selling price.
The increase in TEZSPIRE sales for the nine months ended September 30, 2025 was primarily driven by volume growth.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
KRYSTEXXA — U.S.	$320	$310	3%	$905	$839	8%
The increase in KRYSTEXXA sales for the three months ended September 30, 2025 was driven by volume growth of 9% and higher net selling price of 3%, partially offset by lower inventory of 10%.
The increase in KRYSTEXXA sales for the nine months ended September 30, 2025 was driven by volume growth.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Vectibix — U.S.	$162	$132	23%	$441	$385	15%
Vectibix — ROW	122	150	(19)%	415	414	0%
Total Vectibix	$284	$282	1%	$856	$799	7%
Global Vectibix sales remained relatively unchanged for the three months ended September 30, 2025.
The increase in global Vectibix sales for the nine months ended September 30, 2025 was driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
MVASI — U.S.	$156	$136	15%	$436	$341	28%
MVASI — ROW	57	59	(3)%	147	213	(31)%
PAVBLU — U.S.	212	—	N/A	437	—	N/A
PAVBLU — ROW	1	—	N/A	5	—	N/A
AMJEVITA — U.S.	16	28	(43)%	20	49	(59)%
AMGEVITA — ROW	138	138	—%	403	418	(4)%
UPLIZNA — U.S.	146	74	97%	360	221	63%
UPLIZNA — ROW	9	32	(72)%	62	57	9%
IMDELLTRA — U.S.	144	36	*	330	48	*
IMDYLLTRA — ROW	34	—	N/A	63	—	N/A
TAVNEOS — U.S.	101	74	36%	281	180	56%
TAVNEOS — ROW	6	6	—%	26	22	18%
RAVICTI — U.S.	104	98	6%	294	286	3%
RAVICTI — ROW	1	9	(89)%	10	12	(17)%
Neulasta — U.S.	72	84	(14)%	244	246	(1)%
Neulasta — ROW	20	26	(23)%	59	87	(32)%
LUMAKRAS — U.S.	57	53	8%	164	161	2%
LUMYKRAS — ROW	39	45	(13)%	107	104	3%
Parsabiv — U.S.	42	32	31%	143	164	(13)%
Parsabiv — ROW	42	38	11%	121	117	3%
Aimovig — U.S.	90	77	17%	239	222	8%
Aimovig — ROW	5	5	—%	16	15	7%
WEZLANA — U.S.	—	—	N/A	123	—	N/A
WEZENLA — ROW	44	5	*	106	6	*
PROCYSBI — U.S.	62	57	9%	174	160	9%
PROCYSBI — ROW	1	1	—%	5	6	(17)%
Other — U.S.(1)	206	209	(1)%	662	780	(15)%
Other — ROW(1)	48	41	17%	153	147	4%
Total other products	$1,853	$1,363	36%	$5,190	$4,062	28%
Total U.S. — other products	$1,408	$958	47%	$3,907	$2,858	37%
Total ROW — other products	445	405	10%	1,283	1,204	7%
Total other products	$1,853	$1,363	36%	$5,190	$4,062	28%
N/A = not applicable
* Change in excess of 100%
____________
(1)    Consists of product sales from AVSOLA, KANJINTI, EPOGEN, RIABNI, BKEMV/BEKEMV, ACTIMMUNE, NEUPOGEN, IMLYGIC, Corlanor, RAYOS, BUPHENYL, QUINSAIR, DUEXIS, Sensipar/Mimpara and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Cost of sales	$3,082	$3,310	(7)%	$9,061	$9,746	(7)%
% of product sales	33.7%	40.6%		35.1%	41.8%
% of total revenues	32.2%	38.9%		33.7%	40.0%
Research and development	$1,900	$1,450	31%	$5,130	$4,240	21%
% of product sales	20.8%	17.8%		19.9%	18.2%
% of total revenues	19.9%	17.1%		19.1%	17.4%
Selling, general and administrative	$1,720	$1,625	6%	$5,098	$5,218	(2)%
% of product sales	18.8%	19.9%		19.8%	22.4%
% of total revenues	18.0%	19.1%		19.0%	21.4%
Other	$329	$71	*	$1,236	$187	*
Total operating expenses	$7,031	$6,456	9%	$20,525	$19,391	6%
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 32.2% and 33.7% of total revenues for the three and nine months ended September 30, 2025, respectively, driven by lower amortization expense from the fair value step-up of inventory acquired from Horizon and lower manufacturing costs, partially offset by higher profit share expense and changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended September 30, 2025, was driven by investments in Later-Stage Clinical Programs, including those related to MariTide.
The increase in R&D expense for the nine months ended September 30, 2025, was driven by investments in Later-Stage Clinical Programs, including those related to MariTide, partially offset by lower spend in Marketed Product Support and Research and Early Pipeline.
We expect to continue to grow our spend on Later-Stage Clinical Programs as we advance our pipeline.
Selling, general and administrative
The increase in SG&A expense for the three months ended September 30, 2025, was driven by higher general and administrative expenses, partially offset by lower Horizon acquisition-related expenses.
The decrease in SG&A expense for the nine months ended September 30, 2025, was primarily driven by lower commercial product-related expenses and lower Horizon acquisition-related expenses, partially offset by higher general and administrative expenses.
Other
Other operating expenses for the three and nine months ended September 30, 2025, included Otezla intangible asset impairment charges of $400 million and $1.2 billion, respectively. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.
Other operating expenses for the three and nine months ended September 30, 2024, included impairment charges associated with IPR&D assets and changes in the fair values of contingent consideration liabilities, both related to our Teneobio, Inc. acquisition from 2021.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense, net	$(685)	$(776)	$(2,102)	$(2,408)
Other income, net	$2,080	$1,830	$3,204	$1,288
Provision for income taxes	$705	$271	$1,084	$364
Effective tax rate	18.0%	8.7%	14.5%	9.5%
Interest expense, net
Interest expense, net, decreased for the three and nine months ended September 30, 2025, primarily due to lower average debt outstanding.
Other income, net
Other income, net, increased for the three and nine months ended September 30, 2025, primarily due to higher net unrealized gains on equity investments, primarily BeOne. See Note 6, Investments, to the condensed consolidated financial statements.
Income taxes
The increase in our effective tax rate for the three months ended September 30, 2025, was primarily due to the change in earnings mix, including lower amortization expense from the fair value step-up of inventory acquired from Horizon. The increase in our effective tax rate for the nine months ended September 30, 2025, was primarily due to the change in earnings mix, including the net unrealized gains on equity investments in the first nine months of 2025 compared to those in the prior-year period (see Note 6, Investments) and partially offset by the year-to-date Otezla impairment charges and related tax impacts (see Note 8, Goodwill and other intangible assets).
As previously reported, the OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Effective January 1, 2024, select individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement, effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. In June 2025, the United States and the other six countries that make up the G7 nations jointly announced that U.S. companies would be exempted from certain minimum taxes related to the OECD agreement. However, significant details regarding the G7 announcement remain uncertain and individual countries that have enacted the OECD agreement, including countries not within the G7, must amend their local legislation for the G7 announcement to become effective. The continued response of other countries, including the U.S. territory of Puerto Rico to the OECD agreement and the G7 announcement remains highly uncertain. The continued enactment of the OECD agreement, either by all OECD participants or unilaterally by individual countries, could result in tax increases or double taxation in the United States or foreign jurisdictions.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. The impact of these changes on our deferred tax assets and liabilities was recorded in the third quarter of 2025 and did not have a material effect on our effective tax rate or on our condensed consolidated financial statements.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012 that we received in May and July 2021, which seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion, plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued and paid on our foreign earnings.

In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations and pursued resolution with the IRS appeals office but were unable to reach resolution. In July 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015 that we previously reported receiving in April 2022 that seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest. In addition, the Notice asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We are contesting the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court on December 19, 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
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
See our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, Part II, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation including the OBBBA. Such tax liabilities could adversely affect our profitability and results of operations, and Note 4, Income taxes, to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,445	$11,973
Total assets	$90,141	$91,839
Current portion of long-term debt	$2,153	$3,550
Long-term debt	$52,434	$56,549
Stockholders’ equity	$9,619	$5,877
Cash and cash equivalents
Our balance of cash and cash equivalents was $9.4 billion as of September 30, 2025. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In August 2025, March 2025 and December 2024, our Board of Directors declared quarterly cash dividends of $2.38 per share of common stock, which were paid in September 2025, June 2025 and March 2025, respectively, an increase of 6% over the quarterly cash dividends paid each quarter in 2024. In October 2025, our Board of Directors declared a quarterly cash dividend of $2.38 per share of common stock, which will be paid in December 2025.
During the nine months ended September 30, 2025, we did not repurchase shares under our stock repurchase program. As of September 30, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2025 and December 31, 2024. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the nine months ended September 30, 2025 and 2024, debt repayments totaled $5.0 billion and $3.6 billion, respectively. In addition, we opportunistically repurchase our debt when market conditions are favorable. During the nine months ended September 30, 2025 and 2024, we repurchased aggregate principal amounts of our debt of $1.0 billion and $875 million, respectively, for aggregate costs of $683 million and $659 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $264 million and $215 million, respectively, recorded in Other income, net, in the Condensed Consolidated Statements of Income.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, as well as our plans to reduce debt, pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business, of this Quarterly Report on Form 10-Q.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of September 30, 2025.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$8,355	$6,719
Net cash used in investing activities	$(1,250)	$(644)
Net cash used in financing activities	$(9,633)	$(8,008)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2025, increased as compared to the same period in the prior year primarily due to higher net income in the current year period after adjustments for noncash items, the timing of tax payments, including an $800 million tax deposit made in the first quarter of 2024, and the timing of working capital items.
Investing
Cash used in investing activities during the nine months ended September 30, 2025 and 2024, was primarily due to capital expenditures of $1.2 billion and $725 million, respectively, including construction costs for new plants and expansion of manufacturing capacity. We currently estimate full year 2025 investments in capital projects to be in the range of $2.2 billion to $2.3 billion.
Financing
Cash used in financing activities during the nine months ended September 30, 2025, was primarily due to the repayment and extinguishment of debt of $5.0 billion and $683 million, respectively, and the payment of dividends of $3.8 billion. Cash used in financing activities during the nine months ended September 30, 2024, was primarily due to the repayment and extinguishment of debt of $3.6 billion and $659 million, respectively, and the payment of dividends of $3.6 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025.
Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024, and is incorporated herein by reference. There were no material changes during the nine months ended September 30, 2025, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2024, except as related to our market-price sensitive financial instruments disclosed below.
Market-price-sensitive financial instruments
As of September 30, 2025 and December 31, 2024, we were exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments include our investments in BeOne and Neumora, as well as other publicly and privately held small-capitalization stocks and limited partnerships that invest in early-stage biotechnology companies. A 20% decrease in the aggregate value of our equity investment portfolio as of September 30, 2025 and December 31, 2024, would result in losses in fair value of approximately $1.5 billion and $950 million, respectively.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as such term is defined under the Securities Exchange Act Rule 13a-15(e) that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to facilitate timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management necessarily was required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based on their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Management determined that as of September 30, 2025, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Further, pressures on healthcare budgets from the economic downturn and inflation continue and are likely to increase, across the markets we serve. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA law that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). On July 4, 2025, OB3 was enacted and included several changes to Medicare, Medicaid and Affordable Care Act policies, that when implemented, may adversely affect coverage and reimbursement for our products. On May 12, 2025, the Administration issued the Most-Favored-Nations (MFN) Prescription Drug Pricing Executive Order (MFN EO) aimed at using price benchmarks from other developed countries to set U.S. pricing targets. Subsequently, on July 31, 2025 the Administration sent letters to many pharmaceutical manufacturers, including Amgen (the July MFN Letter) as further described below, outlining steps that such manufacturers could take to advance actions consistent with elements of the MFN EO. Such actions could reasonably be expected to adversely affect our business. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition are likely to be adopted and implemented in some form. It remains unclear what further policies and/or actions the Administration will advance with respect to the MFN EO, IRA implementation, sector-specific trade policies, other drug pricing proposals, or other healthcare regulations affecting pharmaceuticals. Further, state government activity has been dynamic, including a number of states enacting new laws prohibiting restrictions on 340B Program use and limiting drug reimbursement under state run Medicaid programs. Such state laws could also eventually be adopted at the federal level.
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

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2024. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring that, beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs in 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs could be subject to such set prices). The Medicare price setting process for the first 10 drugs subject to Medicare price setting in Part D began in 2023, which includes ENBREL, our product that currently generates considerable revenues. In 2024, CMS set a price for ENBREL under Medicare Part D that is significantly lower than currently applicable, beginning on January 1, 2026, which we expect will negatively impact its profitability in Medicare. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales—ENBREL. In January 2025, CMS announced the next 15 drugs for Medicare price setting that will be applicable beginning on January 1, 2027, which includes Otezla. In October 2025, CMS set a price, beginning on January 1, 2027, for Otezla under Medicare Part D that is significantly lower than the current price, which we expect will negatively impact its profitability in Medicare. Further, CMS has issued guidance, effective for the 2028 cycle, that allows for the re-setting of prices for drugs for which it previously set a price. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting, we may be required to accept a price set by the government for Medicare using the process that was applied to ENBREL and Otezla. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and, beginning January 1, 2025, Federal reinsurance will be reduced in the catastrophic phase (resulting in a shift and increase of such costs to Part D plans and manufacturers, including by requiring manufacturer discounts on applicable drugs). Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if price increases outpace inflation. Such rebate obligations began to accrue October 1, 2022 for Medicare Part D and January 1, 2023 for Medicare Part B. Several of our products have also been on lists that are issued and updated on a quarterly basis by CMS under a related program under which Medicare beneficiaries are charged reduced coinsurance if price increases exceed inflation. The IRA’s Medicare price setting and Medicare redesign are likely to have a material adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Implementation of OB3 also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected significant cuts to federal Medicaid spending over the next decade and an increase in the number of people without health insurance. This would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and growth of 340B Program utilization. The April 2025 EO also directs HHS to provide recommendations within 180 days to accelerate the approval of generics, biosimilars, combination products and second-in-class medications, as well as to address Medicaid drug rebates and Medicaid drug payment methodologies, and, within one year, to develop and implement a plan to test a payment model to enable Medicare to obtain pharmaceuticals at lower cost. The MFN EO directs HHS to set MFN price targets, which HHS identified in a press release as the lowest price in an OECD country with a gross domestic product (GDP) per capita of at least 60% of the U.S. GDP per capita and applicable to brand products that do not currently have generic or biosimilar competition. The MFN EO outlined potential actions if significant progress towards MFN price targets is not made including: proposing a rulemaking plan to impose MFN pricing; considering actions to support importation of drugs in certain circumstances; undertaking enforcement action against anti-competitive practices; considering actions regarding the export of drugs or precursor material; and reviewing and potentially modifying or revoking approvals granted for drugs that are newly determined to be unsafe, ineffective or improperly marketed. The MFN EO also directs the Secretary of Commerce and the U.S. Trade Representative to take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy or practice that may be unreasonable or discriminatory, and directs HHS to facilitate direct-to-consumer purchasing programs at MFN prices. The July MFN Letter calls for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-consumer models to provide MFN pricing for certain drugs. The details of these requests and how they might be operationalized are unclear, but if put into place they could reasonably be expected to adversely affect our business. Recently, three drug manufacturers announced agreements with the Administration that are reported to fully address the July MFN Letter, and other manufacturers may enter into similar agreements in the future. Separate from the MFN EO and the July MFN Letter, other CMS policy changes and demonstration projects to test new care, delivery and payment models can also significantly affect how drugs, including our products, are covered and reimbursed.
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
States are also enacting laws referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2024 and 2025, no fewer than 17 states and nine states, respectively, introduced PDAB legislation, and in 2025 Maryland expanded the scope of its PDAB law to include the commercial market. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and in October 2025 the Colorado PDAB established an Upper Payment Limit (UPL) substantially lower than the wholesale acquisition cost of ENBREL that would be generally applicable to all formulations of ENBREL, effective no earlier than January 1, 2027, and will be reviewed annually. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations. Twenty states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island and Maine) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2025, no fewer than 30 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. With OB3’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the Health Resources and Services Administration from enforcing a more restrictive interpretation against Genesis Health Care as to who qualifies as a patient under the 340B Program, potentially expanding access to 340B discounts for healthcare systems. Since this decision, several courts have rejected arguments that state 340B laws are preempted by the federal 340B statute and have declined to enjoin such laws. These rulings, including decisions in Arkansas, Mississippi, Louisiana, Maryland, Minnesota and Tennessee, have been accompanied by a growing number of states pursuing similar legislation.

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
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Each of CVS, Express Scripts and United Health Group (among the top six integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. Policy reforms advanced by Congress, the Administration or the states that refine the role of PBMs in the U.S. marketplace could have downstream implications or consequences for our business and how we interact with these entities. For example, in September 2024, the Federal Trade Commission brought action against the three largest PBMs alleging anticompetitive and unfair rebating practices. In addition, multiple Congressional Committees have been investigating PBM practices and have also proposed legislation that could increase transparency and reporting of these practices and/or impact rebates and service fees. The results of such inquiries could have an effect on manufacturer interactions with PBMs, resulting in changes to access for certain medicines. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.

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
Our operations and performance have been, and may continue to be, affected by global economic conditions. The economic downturn resulting from the COVID-19 pandemic precipitated a global recession, which was followed by high rates of inflation and actions taken by financial regulators to raise interest rates. Instability in the financial system, tighter lending standards and higher interest rates have added stress that may create additional vulnerabilities in the global economy, the effects of which may be of an extended duration. Additionally, with higher interest rates, deficits (including those associated with the pandemic), and other fiscal pressures, governments may be unable to sustain their previously high levels of fiscal spending. Further, in the United States, Congress was not able to come to agreement on extending government funding before a September 30, 2025 deadline, resulting in a federal government shutdown, and government funding remains at risk of additional disruptions if legislation providing full funding for the fiscal year is not enacted. In addition, as this budget impasse reportedly involves disagreement over the continuation of Affordable Care Act premium subsidies, this disagreement could lead to pressure on Congress to take further actions to pay for healthcare. Also, the federal government shutdown has disrupted, and may have the potential to disrupt, certain federal agency operations, government contract negotiations and regulatory activities, including delays to the U.S. Customs and Border Protection’s processing of import clearances for products and materials, and potential delays to the FDA’s review of product applications and new indication filings. Further, these and other financial pressures have caused, and may continue to cause, government or other third-party payers to more aggressively seek cost containment measures in healthcare and other settings. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. The cumulative effects of inflationary pressures, an uncertain trade environment with escalating and rapidly-changing tariffs, and the effects from the armed conflict in Ukraine (including the effects of the sanctions that were implemented in response to the conflict and the resulting impacts on the commodity market and supply chains) and the Middle East have also increased our operating expenses and may continue to affect our operating expenses. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and are being adversely affected by inflationary pressures. Inflationary pressure has increased, potentially due, in part, to newly imposed tariffs and retaliatory trade actions. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. On April 2, 2025, the Administration issued an executive order (the April 2025 Tariff EO) imposing a universal 10% tariff on all imported goods, with certain exceptions including pharmaceuticals. The April 2025 Tariff EO imposed additional higher tariffs on approximately 60 countries with which the United States has trade deficits. However, on April 9, 2025 the Administration temporarily placed the country-specific tariffs on hold for 90 days, except the tariff on goods imported from China, which was subsequently raised to 145%. Shortly after the April 2025 Tariff EO, China announced 34% retaliatory tariffs that were subsequently increased to 125% on goods imported from the United States. The EU also announced 25% retaliatory tariffs on certain goods imported from the United States, excluding pharmaceuticals, which was subsequently paused for 90 days in response to the Administration’s pause on country-specific tariffs. While the April 2025 Tariff EO exempts pharmaceuticals, the universal 10% tariff and any foreign retaliatory tariffs will increase certain of our costs, including the materials we use to manufacture our products as well as to conduct our research and development activities, such as delivery devices, consumable supplies and certain other laboratory materials, and the tariffs imposed by China may negatively affect our business in that country. In July 2025, the Administration signed executive orders that raised or modified the country-specific tariffs for more than 60 countries that became effective on August 7, 2025 (the July Tariff EOs). On August 21, 2025, the Administration also announced that it reached an agreement with the EU on a trade framework that establishes a baseline 15% tariff on most EU goods, with a specific exemption for generic pharmaceuticals, beginning on September 1, 2025. In April 2025, the Administration also initiated an investigation under Section 232 of the Trade Expansion Act of 1962 of the importation of pharmaceuticals, pharmaceutical ingredients and their derivative products, which may lead to the imposition of a sector-specific tariff on such products. In July 2025, the Administration stated the intention that such tariff rate could be up to 200% and could be effective in 12 to 18 months following such tariff’s finalization. Further details about such potential tariff on pharmaceuticals remain uncertain. Depending on the scope of any final Section 232 tariff on the pharmaceuticals, it could apply not only to finished pharmaceutical products but also to active pharmaceutical ingredients (APIs), and key starting and upstream materials, potentially increasing our manufacturing and development costs. As such, a Section 232 tariff on pharmaceuticals could significantly increase our costs, particularly for our products that rely on globally distributed manufacturing, transportation or sourcing networks. On September 25, 2025, it was reported that the Administration would impose a 100% tariff on all branded or patented pharmaceutical products unless the manufacturer is in the process of building a manufacturing plant in the United States. Details regarding the scope, timing and implementation of this proposal remain uncertain. Subsequently, the Administration indicated these pharmaceutical tariffs were “paused” while they negotiate with companies on MFN pricing. Additionally, if the current tariff exemptions applicable to pharmaceutical products are revoked, our product sales and research and development activities may also be adversely affected. Further, the administrative requirements of tariffs across global trade could also slow and/or delay the processing and delivery of products and materials in supply chains. On October 24, 2025, the Administration initiated, under the Trade Act of 1974, a Section 301 investigation of China’s implementation of the Economic and Trade Agreement between the U.S. and Chinese governments. This investigation, and any other 301 investigations initiated, may result in additional tariffs on imported goods from China and any other foreign markets subsequently investigated, respectively, potentially including pharmaceutical products and other goods that Amgen requires for the manufacture of our products. If subject to Section 301 tariffs, China, and other affected foreign governments, may retaliate against such tariffs by imposing tariffs of their own on U.S.-made goods. Given the many uncertainties and variables, it is currently unclear the extent, and degree, to which existing and future tariffs will disrupt and adversely affect our business activities (including product sales, and conduct of clinical trial and research and development activities), and the global economic environment, and/or amplify the other risks described herein. See our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 1A. Risk Factors—We may not be able to access the capital and credit markets on terms that are favorable to us, or at all.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2025, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
July 1–31	—	—	—	$6,779,253,902
August 1–31	(1)	(1)	—	$6,779,253,902
September 1–30	—	—	—	$6,779,253,902
Total	—		—

(1)    In August 2025, the Company purchased 1,700 shares at an average price paid of $284.67 per share from a staff member to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.19.3
Letter Agreement, dated May 9, 2025, by and between Amgen Inc. and BeiGene Switzerland GmbH, a wholly owned subsidiary of BeiGene, Ltd.[1] (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2025 on August 5, 2025 and incorporated herein by reference.)

10.19.4*	Letter Agreement, dated August 11, 2025, by and between Amgen Inc. and BeOne Medicines I GmbH and BeOne Medicines Ltd.

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

10.22.6
Amendment No. 9 to the Collaboration Agreement, dated May 20, 2025, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2025 on August 5, 2025 and incorporated herein by reference.)

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

Amgen Inc.
(Registrant)

Date:	November 4, 2025	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)