Form 10-K
period 2025-12-31
AMGEN INC
filed 2026-02-13
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The approximate aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $150.1 billion as of the last business day of the registrant’s most recently completed second fiscal quarter.(A)

(A)Excludes 879,180 shares of common stock held by directors and executive officers, and any stockholders whose ownership exceeds ten percent of the shares outstanding, as of the last business day of the registrant’s most recently completed second fiscal quarter. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.
539,067,675
(Number of shares of common stock outstanding as of February 10, 2026)

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be held on May 19, 2026, are incorporated by reference into Part III of this annual report.

i

Defined Terms and Products
Defined terms
We use several terms in this Annual Report on Form 10-K, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AI	artificial intelligence
Amended 2009 Plan	Amended and Restated 2009 Equity Incentive Plan
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
ASU	Accounting Standards Update
ATMOS	Amgen Technology and Medical Organizations
B-ALL	B-cell acute lymphoblastic leukemia
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
BiTE®	bispecific T-cell engager
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
CCPA	California Consumer Privacy Act of 2018
CDT	Cybersecurity & Digital Trust
CGRP	calcitonin gene-related peptide
ChemoCentryx	ChemoCentryx, Inc.
chemotherapy	anticancer medicines
CHMP	Committee for Medicinal Products for Human Use
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMS	Centers for Medicare & Medicaid Services
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRCC	Corporate Responsibility and Compliance Committee
DLL3	delta-like ligand 3
DOJ	U.S. Department of Justice
EC	European Commission
EMA	European Medicines Agency
EO	Executive Order
EPO	European Patent Office
EPS	earnings per share
EU	European Union
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
GDPR	General Data Protection Regulation
GIPR	glucose-dependent insulinotropic polypeptide receptor
GLP-1	glucagon like peptide 1
HHS	U.S. Department of Health and Human Services

Term	Description
Horizon	Horizon Therapeutics plc
IGF-1R	insulin-like growth factor-1 receptor
IgG4-RD	Immunoglobulin G4-related disease
IND	Investigational New Drug Application
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
July MFN Letter	Letter dated July 31, 2025, by the Administration to a number of pharmaceutical manufacturers, including Amgen
KRAS	Kirsten rat sarcoma viral oncogene homologue
Kyowa Kirin	Kyowa Kirin Co., Ltd.
LDL-C	low-density lipoprotein cholesterol
MAA	Marketing Authorisation Application
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nations
MFN EO	Most-Favored-Nations Prescription Drug Pricing Executive Order, dated May 12, 2025
Moody’s	Moody’s Investors Service, Inc.
MRD	minimal residual disease
Neumora	Neumora Therapeutics, Inc.
NIH	National Institutes of Health
NOL	net operating loss
NSCLC	non-small cell lung cancer
OB3	P.L. 119-21, also The One Big Beautiful Bill Act signed into law on July 4, 2025
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PCSK9	proprotein convertase subtilisin/kexin type 9
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
RAS	Rat sarcoma viral oncogene
REMS	Risk Evaluation and Mitigation Strategy
ROU	right-of-use
ROW	rest of world
RSUs	restricted stock units
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
TED	thyroid eye disease
Teneobio	Teneobio, Inc.
U.S. Treasury	U.S. Department of the Treasury
USPTO	U.S. Patent and Trademark Office
UTB	unrecognized tax benefit

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AutoTouch	AutoTouch®
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV® (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
ConfiPen	ConfiPen™
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
ENBREL Mini	ENBREL Mini®
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Onpro	Onpro®
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
SureClick	SureClick®
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)

Term	Description
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA® (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)
Products referenced in this report that are not included in the above list are the properties of their respective owners.
v

PART I

Item 1.	BUSINESS
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) discovers, develops, manufactures and delivers innovative medicines to fight some of the world’s toughest diseases. We focus on areas of high unmet medical need and leverage our expertise to strive for solutions that dramatically improve people’s lives, while also reducing the social and economic burden of disease. We helped launch the biotechnology industry more than 45 years ago and have grown to be one of the world’s leading independent biotechnology companies. Our robust pipeline includes potential first-in-class medicines at all stages of development. We have a presence in approximately 100 countries worldwide.
Amgen was incorporated in California in 1980 and became a Delaware corporation in 1987. Amgen operates in one operating segment: human therapeutics.

Significant Developments
Following is a summary of significant developments affecting our business that have occurred and that we have reported since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.
Products/Pipeline
Repatha
In August 2025, we announced that the FDA broadened the approved use of Repatha to include adults at increased risk for major adverse cardiovascular events (MACE) due to uncontrolled low-density lipoprotein cholesterol (LDL-C), removing the previous requirement that a patient have been diagnosed with cardiovascular (CV) disease.
In November 2025, we announced detailed results from the Phase 3 VESALIUS-CV clinical trial, which showed that Repatha achieved statistically significant and clinically meaningful reductions in MACEs in high-risk adults without a prior heart attack or stroke, when added to statins or other LDL-C–lowering treatments. Repatha demonstrated a 25% relative reduction in the risk of a composite of coronary heart disease (CHD) death, heart attack or ischemic stroke (3-P MACE), and a 19% reduction in a broader composite that also included any ischemia-driven arterial revascularization (4-P MACE). Repatha also reduced the risk of heart attack by 36%. In a cohort of patients included in a lipid sub-study, the median achieved LDL-C was 45 mg/dL compared to 109 mg/dL in the placebo arm. No new safety signals were identified, and tolerability was consistent with the current prescribing information in the United States.
UPLIZNA
In April 2025, we announced the FDA approved UPLIZNA for the treatment of Immunoglobulin G4-related disease (IgG4-RD) in adult patients. UPLIZNA is the first and only FDA approved treatment for adults living with IgG4-RD.
In December 2025, we announced the FDA approved UPLIZNA for the treatment of generalized myasthenia gravis (gMG) in adults who are anti-acetylcholine receptor (AChR) and anti-muscle specific tyrosine kinase (MuSK) antibody positive.
IMDELLTRA/IMDYLLTRA
In June 2025, we announced interim results from the global Phase 3 DeLLphi-304 trial evaluating IMDELLTRA/IMDYLLTRA in patients with small cell lung cancer (SCLC) who had progressed on or after one line of platinum-based chemotherapy. The study demonstrated that IMDELLTRA/IMDYLLTRA significantly reduced the risk of death by 40% compared to standard-of-care chemotherapy, with a median overall survival of 13.6 months compared to 8.3 months. Additionally, IMDELLTRA/IMDYLLTRA showed a statistically significant improvement in median progression-free survival of 4.2 months compared to 3.7 months and enhanced patient-reported outcomes related to cancer-associated symptoms, including dyspnea and cough. The safety profile of IMDELLTRA/IMDYLLTRA was consistent with prior studies.
In November 2025, we announced that the FDA granted full approval for IMDELLTRA for the treatment of adult patients with extensive stage small cell lung cancer (ES-SCLC) with disease progression on or after platinum-based chemotherapy, converting its prior accelerated approval to full approval based on results from the global Phase 3 DeLLphi-304 study.
TEZSPIRE
In October 2025, we announced that the FDA approved TEZSPIRE as an add-on maintenance treatment of inadequately controlled chronic rhinosinusitis with nasal polyps (CRSwNP) in adult and pediatric patients aged 12 years and older.

TEPEZZA
In June 2025, the European Commission granted marketing authorization approval of TEPEZZA for treatment of adults with moderate-to-severe thyroid eye disease (TED).
Maridebart cafraglutide (MariTide™)
In March 2025, we announced the initiation of two global Phase 3 studies to evaluate MariTide, a differentiated antibody-peptide conjugate that activates the glucagon like peptide 1 (GLP-1) receptor and antagonizes the glucose-dependent insulinotropic polypeptide receptor (GIPR), in chronic weight management: one study in adults living with obesity or overweight without Type 2 diabetes and another study in adults living with obesity or overweight with Type 2 diabetes.
In June 2025, the underlying details from Part 1 of the Phase 2 study of MariTide and complete results from the primary analysis of the Phase 1 pharmacokinetics low dose initiation (PK-LDI) study evaluating lower starting doses of MariTide were presented at the American Diabetes Association 85th Scientific Sessions and simultaneously published in The New England Journal of Medicine.
In November 2025, we announced that, in addition to the two global Phase 3 studies announced in March 2025, four global Phase 3 studies were underway, with studies in adults living with established atherosclerotic cardiovascular disease and obesity or overweight; in adults living with heart failure with preserved or mildly reduced ejection fraction and obesity; in adults living with obstructive sleep apnea on positive airway pressure therapy and living with obesity or overweight; and in adults living with obstructive sleep apnea not on positive airway pressure therapy and living with obesity or overweight.
In January 2026, we announced that Part 2 of the Phase 2 chronic weight management study, an exploratory evaluation of MariTide treatment for an additional 52 weeks in people who lost at least 15% of their body weight in the 52-week Part 1 of the Phase 2 chronic weight management study, is complete. Key findings included the following: the large majority of participants maintained the weight loss achieved in Part 1 for an additional 52 weeks on a lower monthly dose or quarterly dose of MariTide; the second year of MariTide treatment was very well tolerated, including at quarterly doses, with a very low incidence of nausea and vomiting and no new safety signals observed; and improvements in cardiometabolic parameters were sustained with MariTide at effective maintenance doses for a full second year.
In January 2026 we also announced that a Phase 2 study of MariTide for the treatment of Type 2 diabetes in adults living with and without obesity has completed the 24-week timepoint. Key findings included the following: robust and clinically meaningful reduction in both hemoglobin A1c (HbA1c) and weight with monthly MariTide at 24 weeks, which is in line with results seen in the Type 2 diabetes population in Part 1 of the Phase 2 chronic weight management study, at 24 weeks; safety and tolerability profile consistent with the GLP-1 class, where the most common side effects were gastrointestinal-related, predominantly mild-to-moderate in nature, and occurred primarily during dose escalation; and favorable improvement in cardiometabolic parameters.
TAVNEOS
TAVNEOS was approved by the FDA in October 2021 for the adjunctive treatment of adult patients with severe active anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis (AAV) in combination with standard therapy including glucocorticoids. TAVNEOS was developed by ChemoCentryx. Amgen acquired ChemoCentryx in October 2022, after TAVNEOS had been on the market for a year. On January 16, 2026, the FDA requested that ChemoCentryx voluntarily withdraw TAVNEOS from the U.S. market. The FDA raised concerns about the process followed by ChemoCentryx to re-adjudicate primary endpoint results for 9 of the 331 patients in its pivotal clinical trial. Hepatotoxicity, which is a known infrequent risk of TAVNEOS treatment for AAV, was also raised in the context of the benefit-risk profile of the medicine. Amgen is not aware of any issue with the underlying patient data from the ChemoCentryx clinical trial, and after review of the relevant clinical data and years of real-world evidence, Amgen is confident that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile. On January 28, 2026, following FDA regulatory process, Amgen informed the FDA that it did not intend to withdraw TAVNEOS from the market. Amgen is evaluating next steps with the FDA to determine a path forward, while keeping patient safety, needs and support at the forefront.
Bemarituzumab
In February 2026, we announced that, based upon data from the FORTITUDE-101 and FORTITUDE-102 Phase 3 studies, the Company does not intend to pursue regulatory approval of bemarituzumab in first-line gastric cancer.
Rocatinlimab
In January 2026, we and Kyowa Kirin agreed to terminate the rocatinlimab collaboration agreement and to transition control of the global development and commercialization program to Kyowa Kirin, subject to receipt of clearance under the

Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 2026, we received such regulatory clearance. In the first quarter of 2026, Kyowa Kirin will assume full responsibility for rocatinlimab worldwide, except that Amgen will continue to manufacture rocatinlimab and perform other transition activities for an agreed upon period of time.

Marketing, Distribution and Selected Marketed Products
The largest concentration of our sales and marketing forces is based in the United States and Europe. We also commercialize and market our products into other geographic territories, including Japan, China and other parts of Asia, Latin America and the Middle East by using our own affiliates, by acquiring existing third-party businesses or product rights or by collaborating with third parties. In the Asia Pacific region, we also sell our products in partnership with other companies, including Astellas Pharma Inc., BeOne, Mitsubishi Tanabe Pharma Corporation, Takeda Pharmaceutical Co., Ltd. and Kyowa Kirin. This international footprint allows us to deliver our medicines to more patients globally. See Business Relationships for our significant alliances. Whether we use our own sales and marketing forces or a third party’s services varies across these markets. Such use typically depends on several factors, including the nature of entry into the new market, the size of an opportunity and operational capabilities. Together with our collaborators, we market our products to healthcare providers, including physicians or their clinics, dialysis centers, hospitals and pharmacies.
In the United States, substantially all of our sales are to pharmaceutical wholesale distributors, which is the principal means of distributing our products to healthcare providers. We market certain products through direct-to-patient channels, including print, television and online media. For further discussion, see Government Regulation—Regulation in the United States—Regulation of Product Marketing and Promotion. Outside the United States, we sell principally to healthcare providers and/or pharmaceutical wholesale distributors depending on the distribution practice in each country.
Our product sales to three large wholesalers, McKesson Corporation, Cencora, Inc. and Cardinal Health, Inc., each individually accounted for more than 10% of total revenues for each of the years 2025, 2024 and 2023. On a combined basis, these wholesalers accounted for 77%, 77% and 79% of worldwide gross revenues for 2025, 2024 and 2023, respectively. We monitor the financial condition of our larger customers and limit our credit exposure by setting credit limits and, in certain circumstances, by requiring letters of credit or obtaining credit insurance.

Our products are marketed around the world, with the United States as our largest market. The following chart shows our product sales by principal product, and the table below (dollar amounts in millions) shows product sales by geography for the years 2025, 2024 and 2023.

% of Total Product Sales

Prolia
Repatha
Otezla
ENBREL
EVENITY
XGEVA
TEPEZZA(1)
BLINCYTO
Nplate
TEZSPIRE
KYPROLIS
Aranesp
KRYSTEXXA(1)
Vectibix
Other products(2)
2025
13%
9%
7%
6%
6%
6%
5%
4%
4%
4%
4%
4%
4%
3%
21%
2024
14%
7%
7%
10%
5%
7%
6%
4%
4%
3%
5%
4%
4%
3%
17%
2023
15%
6%
8%
14%
4%
8%
2%
3%
5%
2%
5%
5%
1%
4%
18%

	2025		2024		2023
Product Sales by Geography:
U.S.	$25,656	73%	$23,301	73%	$19,272	72%
ROW	9,492	27%	8,725	27%	7,638	28%
Total	$35,148	100%	$32,026	100%	$26,910	100%
____________
(1)    TEPEZZA and KRYSTEXXA were acquired from our Horizon acquisition on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    Consists of product sales of our non-principal products.

Prolia
We market Prolia in many countries around the world. Prolia and XGEVA contain the same active ingredient but are approved for different indications, patient populations, dose and frequency of administration. Prolia was launched in the United States and Europe in 2010. In the United States, it is used primarily in the indication for the treatment of postmenopausal women with osteoporosis at high risk of fracture and for treatment to increase bone mass in men with osteoporosis at high risk of fracture. In Europe, Prolia is used primarily for the treatment of osteoporosis in men and postmenopausal women at increased risk of fracture. Our patents for RANKL antibodies, including sequences, for Prolia expired in February 2025 in the United States and in November 2025 in select countries in Europe.
Repatha
We market Repatha, a PCSK9 inhibitor, in many countries around the world. Repatha was launched in 2015 and is indicated to reduce the risk of major adverse cardiovascular (CV) events (CV death, myocardial infarction, stroke, unstable angina requiring hospitalization, or coronary revascularization) in adults at increased risk for these events. Repatha is also indicated to reduce LDL-C in adults with primary hyperlipidemia, including heterozygous familial hypercholesterolemia (HeFH). See Significant Developments for additional information regarding regulatory developments.
Otezla
We market Otezla, a small molecule that inhibits phosphodiesterase 4 (PDE4), in many countries around the world. Otezla was acquired from Bristol Myers Squibb Company in November 2019 after its acquisition of Celgene Corporation. Otezla is an oral therapy approved for the treatment of adults with plaque psoriasis across all severities (in the United States, Japan and Australia) and moderate-to-severe plaque psoriasis (in other global markets, including Europe); for adults with active psoriatic arthritis; for adults with oral ulcers associated with Behçet’s disease; and for pediatric patients six years of age and older and weighing at least 20 kilograms with moderate-to-severe plaque psoriasis who are candidates for phototherapy or systemic therapy. Otezla is also approved in Japan for the treatment of palmoplantar pustulosis (PPP).
ENBREL
We market ENBREL, a tumor necrosis factor blocker, in the United States and Canada. ENBREL was launched in 1998 and is used primarily in indications for the treatment of adult patients with moderately-to-severely active rheumatoid arthritis, patients with chronic moderate-to-severe plaque psoriasis who are candidates for systemic therapy or phototherapy and patients with active psoriatic arthritis.
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
XGEVA
We market XGEVA in many countries around the world. Prolia and XGEVA contain the same active ingredient but are approved for different indications, patient populations, dose and frequency of administration. XGEVA was launched in 2010 and is used primarily in the indication for prevention of skeletal-related events (pathological fracture, radiation to bone, spinal cord compression or surgery to bone) in patients with bone metastases from solid tumors and multiple myeloma. Our patents for RANKL antibodies, including sequences, for XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
TEPEZZA
We market TEPEZZA for the treatment of TED in multiple countries globally, including the United States, Japan, Brazil, among others. TEPEZZA was acquired through our Horizon acquisition in October 2023. TEPEZZA is a fully human monoclonal antibody and a targeted inhibitor of the insulin-like growth factor-1 receptor (IGF-1R) that is the first and only approved medicine for the treatment of TED. See Significant Developments for additional information regarding regulatory developments.

BLINCYTO
We market BLINCYTO in many countries around the world. BLINCYTO was launched in 2014 and has proven efficacy in a wide range of patients with CD19-positive B-cell acute lymphoblastic leukemia (B-ALL), including those who are MRD(–) or MRD(+) in frontline consolidation, and those with relapsed or refractory (R/R) disease. Acute lymphoblastic leukemia (ALL) is a cancer of the blood in which a particular kind of white blood cell is growing out of control.
Nplate
We market Nplate in many countries around the world. Nplate was launched in 2008 and is indicated to treat thrombocytopenia in patients with immune thrombocytopenia (ITP) who have had an insufficient response to corticosteroids, immunoglobulins or splenectomy.
TEZSPIRE
Together with our collaboration partner, we market TEZSPIRE in many countries around the world. TEZSPIRE is currently approved for the treatment of severe uncontrolled asthma (SUA) in the United States, Europe, Japan and more than 70 countries across the globe. In addition, TEZSPIRE is approved for chronic rhinosinusitis with nasal polyps (CRSwNP) in the United States, Europe and several additional countries. TEZSPIRE is a first-in-class human monoclonal antibody that works on the primary source of inflammation: the airway epithelium, which is the first point of contact for viruses, allergens, pollutants and other environmental insults. See Significant Developments for additional information regarding regulatory developments.
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
Aranesp
We market Aranesp primarily in the United States and Europe. Aranesp was launched in 2001 and is indicated to treat a lower-than-normal number of red blood cells (anemia) caused by chronic kidney disease (CKD) in both patients on dialysis and patients not on dialysis. Aranesp is also indicated for anemia in certain patients with non-myeloid malignancies who are receiving concomitant myelosuppressive chemotherapy.
KRYSTEXXA
We market KRYSTEXXA in the United States. KRYSTEXXA was acquired through our Horizon acquisition in October 2023. KRYSTEXXA is the first and only FDA-approved medicine for the treatment of chronic refractory gout.
Vectibix
We market Vectibix in many countries around the world. Vectibix was launched in 2006 and is indicated for the treatment of patients with wild-type RAS metastatic colorectal cancer (mCRC, which is a cancer that has spread outside the colon and rectum) and in the United States, in combination with LUMAKRAS, for the treatment of adult patients with KRAS G12C-mutated mCRC, who have received prior fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy. RAS status is determined by an FDA-approved test.
Other Marketed Products
We also market a number of other products in various markets worldwide, including but not limited to MVASI, PAVBLU, UPLIZNA, IMDELLTRA/IMDYLLTRA, AMJEVITA/AMGEVITA, TAVNEOS, Neulasta, LUMAKRAS/LUMYKRAS, RAVICTI, Parsabiv, Aimovig, WEZLANA/WEZENLA and PROCYSBI.

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
One or more patents with the same or earlier expiry dates may fall under the same general subject matter and are not listed separately.

Product	Territory	General subject matter	Expiration
Repatha® (evolocumab)	U.S.	Antibodies	8/27/2029
	U.S.	Methods of treatment	5/10/2032
	Europe	Compositions(1)	8/22/2028
	Europe	Methods of treatment	5/10/2032
	Europe	Formulation	5/3/2033
Otezla®/Otezla XR™ (apremilast)	U.S.	Compositions and compounds(2)	2/16/2028
	U.S.	Oral dosage forms for extended release and methods of treatment	5/27/2042
Enbrel® (etanercept)	U.S.	Fusion protein and pharmaceutical compositions	11/22/2028
	U.S.	DNA encoding fusion protein and methods of making fusion protein	4/24/2029
	U.S.	Formulations and methods of preparing formulations	10/19/2037
	U.S.	Methods of treatment using formulations	2/22/2038
EVENITY® (romosozumab-aqqg)	U.S.	Antibodies	4/25/2026
	U.S.	Formulation and methods of using formulation	5/11/2031
	U.S.	Methods of treatment	4/9/2033
	Europe	Antibodies(1)	4/28/2026
	Europe	Formulation and methods of using formulation	5/11/2031
	Europe	Methods of treatment	4/18/2032
TEPEZZA® (teprotumumab-trbw)(3)	U.S.	IGF-1R antibodies	3/3/2029
	U.S.	Methods of treatment	12/11/2039
BLINCYTO® (blinatumomab)	U.S.	Pharmaceutical compositions and bifunctional polypeptides	4/6/2030
	U.S.	Method of treatment	8/26/2031
	Europe	Bifunctional polypeptides(1)	11/26/2024
	Europe	Method of treatment	11/6/2029
Nplate® (romiplostim)	U.S.	Formulation	2/12/2028
	Europe	Formulation	4/20/2027
TEZSPIRE® (tezepelumab-ekko)	U.S.	Polypeptides	2/3/2034
	U.S.	Methods of treatment	8/23/2038
	Europe	Polypeptides(1)	9/9/2028
KYPROLIS® (carfilzomib)	U.S.	Compositions and compounds(4)	12/7/2027
	U.S.	Methods of making	5/8/2033
	Europe	Compositions, compounds and methods of treatment(1)	12/7/2025
	Europe	Pharmaceutical compositions and methods of making	5/8/2033
KRYSTEXXA® (pegloticase)	U.S.	Polypeptides and pharmaceutical compositions	4/11/2026
	U.S.	Methods of treatment, including combination therapy	10/5/2040
UPLIZNA® (inebilizumab-cdon)	U.S.	CD19 antibodies and pharmaceutical compositions	6/11/2034
	Europe	CD19 antibodies, pharmaceutical compositions and methods of treatment(1)	9/7/2027
IMDELLTRA®(tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)	U.S.	Bifunctional polypeptides(5)	8/12/2036
	Europe	Bifunctional polypeptides	8/1/2036
TAVNEOS® (avacopan)	U.S.	Compounds and pharmaceutical compositions	1/6/2034
	U.S.	Formulations	11/27/2039
	U.S.	Amorphous forms and pharmaceutical compositions and uses thereof	11/27/2039
	Europe	Compounds, pharmaceutical compositions, and methods of treatment(1)	12/21/2029
	Europe	Formulations	11/27/2039
LUMAKRAS®/LUMYKRAS™ (sotorasib)	U.S.	Compounds and pharmaceutical compositions	5/21/2038
	U.S.	Crystalline form, pharmaceutical compositions and methods of treatment	5/20/2040
	U.S.	Methods of treatment	9/15/2040
	Europe	Compounds, pharmaceutical compositions and methods of treatment	5/21/2038

Product	Territory	General subject matter	Expiration
Parsabiv® (etelcalcetide)	U.S.	Compound and pharmaceutical composition	2/7/2031
	U.S.	Formulation	6/27/2034
	U.S.	Methods of making	8/9/2035
	Europe	Compound and pharmaceutical composition(1)	7/29/2030
	Europe	Formulation	6/27/2034
	Europe	Methods of making	4/3/2035
Aimovig® (erenumab-aooe)	U.S.	Polynucleotides encoding CGRP receptor antibodies and methods of making antibodies	12/11/2031
	U.S.	CGRP receptor antibodies	5/17/2032
	U.S.	Methods of treatment	4/22/2036
	U.S.	Compositions and pharmaceutical formulations	4/1/2039
	Europe	CGRP receptor antibodies(1)	12/18/2029
	Europe	Methods of treatment	8/10/2035
(1)A European patent with this subject matter may also be entitled to supplemental protection in one or more countries in Europe, and the length of any such extension will vary by country. For example, supplementary protection certificates have been issued related to the indicated products for patents in at least the following countries:
•evolocumab — France, Italy, Spain and the United Kingdom, expiring in 2031
•romosozumab — France, Germany, Italy, Spain and the United Kingdom, expiring in 2031
•blinatumomab — France, Germany, Italy, Spain and the United Kingdom, expiring in 2029
•tezepelumab — France, Italy and Spain, expiring in 2033
•carfilzomib — France, Germany, Italy, Spain and the United Kingdom, expiring in 2030
•inebilizumab — France, Germany, Italy and Spain, expiring in 2032
•avacopan — France, Italy, Spain and the United Kingdom, expiring in 2034
•etelcalcetide — France, Germany, Italy, Spain and the United Kingdom, expiring in 2031
•erenumab — France, Germany, Italy, Spain and the United Kingdom, expiring in 2033
(2)Pediatric exclusivity granted to August 16, 2028 for a patent with this subject matter.
(3)We have biologic exclusivity in the United States and regulatory exclusivity in Europe covering teprotumumab-trbw that will expire in 2032 and 2035, respectively.
(4)Pediatric exclusivity granted to June 7, 2028 for a patent with this subject matter.
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
Certain of the existing patents on our principal products have expired, and we face new and increasing competition, including from biosimilars and generics. A biosimilar is another version of a biological product for which marketing approval is sought or has been obtained based on a demonstration that it is “highly similar” to the original reference product. We have experienced adverse effects from biosimilar competition on our originator product sales. Companies have launched versions of EPOGEN, NEUPOGEN, Neulasta and ENBREL (Canada only) with U.S. ENBREL biosimilars approved but not launched. Once multiple biosimilar versions of one of our originator products have launched, competition intensifies rapidly, resulting in accelerated net price declines for both the reference and the biosimilar products. For example, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe, and we expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW. See also Government Regulation—Regulation in the United States—Approval of Biosimilars.
We also have our own biosimilar products both in the United States and ROW that are competing against branded and biosimilar versions of our competitors’ products. Since 2018, we have launched eight biosimilars, including the 2025 U.S. launches of WEZLANA, a biosimilar to STELARA®, and BKEMV, a biosimilar to SOLIRIS®. We expect additional biosimilar competition against both our branded and biosimilar products in the future across markets. Although biosimilars compete on price, we believe many patients, providers and payers will continue to place high value on the reputation, supply reliability and safety of our products. As additional biosimilar competitors come to market, we will continue to leverage our global experience to distinguish against both branded and biosimilar competitors.
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

The following table reflects our significant competitors for our principal products and is not exhaustive.

Product	Territory	Competitor-marketed product	Competitors
Prolia	U.S., Europe & Asia Pacific	Bisphosphonates, including generics	Various
	U.S., Europe & Asia Pacific	Denosumab biosimilars	Various
Repatha	U.S., Europe & Asia Pacific	LEQVIO®	Novartis AG
	U.S., Europe & Asia Pacific	PRALUENT®	Regeneron Pharmaceuticals, Inc. Sanofi
Otezla	U.S. & Europe	Skyrizi®	AbbVie Inc.
	U.S. & Europe	Taltz®	Eli Lilly and Company
	U.S. & Europe	Tremfya®	Johnson & Johnson Innovative Medicine(1)
	U.S. & Europe	HUMIRA® (2)	AbbVie Inc.
	U.S. & Europe	Cosentyx®	Novartis AG
	U.S. & Europe	SOTYKTU®	Bristol Myers Squibb Company
	U.S. & Europe	Topical products	Various
ENBREL	U.S.	HUMIRA® (2)	AbbVie Inc.
	U.S.	RINVOQ®	AbbVie Inc.
	U.S.	ORENCIA®	Bristol Myers Squibb Company
	U.S.	Xeljanz®	Pfizer Inc.
	U.S.	Cosentyx®	Novartis AG
	Canada	Etanercept biosimilars	Various
EVENITY	U.S.	Bisphosphonates, including generics	Various
	Japan	Teribone™	Asahi Kasei Pharma
XGEVA	U.S. & Europe	Zoledronate generics	Various
	U.S., Europe & Asia Pacific	Denosumab biosimilars	Various
BLINCYTO	U.S. & Europe	BESPONSA®	Pfizer Inc.
	U.S. & Europe	Chemotherapy regimen	Various
Nplate	U.S. & Europe	PROMACTA®/REVOLADE™	Novartis AG
TEZSPIRE	U.S.	DUPIXENT®	Regeneron Pharmaceuticals, Inc. Sanofi
	U.S.	FASENRA®	AstraZeneca
	U.S.	NUCALA®	GSK plc.
	U.S.	XOLAIR®	Genentech, Inc. Novartis AG
KYPROLIS	U.S. & Europe	DARZALEX®	Johnson & Johnson Innovative Medicine(1)
	U.S. & Europe	POMALYST®/IMNOVID®	Celgene Corporation(3)
	U.S. & Europe	REVLIMID® (4)	Various
	U.S.	VELCADE®	Takeda Oncology(5)
	U.S.	CARVYKTI®	Johnson & Johnson Innovative Medicine(1) Legend Biotech
Aranesp	U.S.	PROCRIT® (6)	Johnson & Johnson Innovative Medicine(1)
	U.S. & Europe	Epoetin alfa biosimilars	Various

Vectibix	U.S. & Europe	Avastin®	F. Hoffmann-La Roche Ltd. (Roche)
	U.S. & Europe	ERBITUX®	Eli Lilly and Company Merck KGaA
	U.S.	KEYTRUDA®	Merck & Co., Inc.
	U.S. & Europe	Chemotherapy regimen	Various

(1)A subsidiary of Johnson & Johnson.
(2)Approved biosimilars for HUMIRA® available.
(3)A subsidiary of Bristol-Myers Squibb Company.
(4)REVLIMID® also includes generics.
(5)A subsidiary of Takeda Pharmaceutical Co., Ltd.
(6)PROCRIT® competes with Aranesp in supportive cancer care and predialysis settings.
TEPEZZA and KRYSTEXXA currently do not face any direct competitors in the United States, Europe or Japan. TEPEZZA faces competition from other therapies, such as corticosteroids, which have been used on an off-label basis to alleviate some of the symptoms of TED. TEPEZZA and KRYSTEXXA may face competition from competitor medicines currently in clinical trials. See TEPEZZA and KRYSTEXXA sections above and Government Regulation—Regulation of Orphan Medicines.

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
In the United States, healthcare providers and other entities such as pharmacies and PBMs are reimbursed for covered services and products they deliver through both private-payer and government healthcare programs such as Medicare and Medicaid. We provide negotiated rebates or discounts to healthcare providers, private payers, government payers and PBMs. In addition, we are required to (i) provide rebates or discounts on our products that are reimbursed through certain government programs, including Medicare and Medicaid, and (ii) provide discounts to qualifying healthcare providers under the 340B Program. There has been an increase in the number of entities participating in the 340B Program and in the volume of our medicines dispensed through 340B channels. As a result, this expanded utilization of the 340B Program has had a negative impact on the Company’s financial performance.
Both private and some government payers use formularies to manage access to and utilization of drugs. A drug’s inclusion and favorable positioning on a formulary are essential to ensure patients have full access to a particular drug. Even when access is available, some patients abandon their prescriptions for economic reasons. Payers continue to institute cost reduction and containment measures that lower drug utilization and/or spending altogether and/or shift a greater portion of the costs to patients. Such measures include, but are not limited to, more-limited benefit plan designs, higher patient co-pays or coinsurance obligations, limitations on patients’ use of commercial manufacturer co-pay payment assistance programs (including through co-pay accumulator adjustment or maximization programs), stricter utilization management criteria (such as prior authorization and step therapy) before a patient may get access to a drug, higher-tier formulary placement that increases the level of patient out-of-pocket costs and formulary exclusion, which effectively encourages patients and providers to seek alternative treatments or pay 100% of the cost of a drug. The use of such measures by PBMs and insurers has continued to intensify and has thereby limited Amgen product usage and sales. Furthermore, in the United States, the top six integrated health plans and PBMs controlled about 89% of all pharmacy prescriptions. As a result, PBMs and insurers have greater market power and negotiating leverage to mandate stricter utilization criteria and/or exclude drugs from their formularies in favor of competitor drugs or alternative treatments. In highly competitive treatment markets such as the markets for ENBREL, Otezla, Repatha and

Aimovig, PBMs are also able to exert negotiating leverage by requiring incremental rebates from manufacturers in order for them to gain and/or maintain their formulary position.
In addition to market actions taken by private and government payers in the United States, policy makers in both of the major U.S. political parties have supported policies to lower drug costs. See Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. For example, in 2022, the IRA was enacted and includes provisions requiring that beginning in 2026, mandatory price setting be introduced in Medicare for certain drugs paid for under Parts B and D, whereby manufacturers must accept a price established by the government or face penalties on all U.S. sales (starting with 10 drugs effective January 1, 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that by 2031 approximately 100 drugs would be subject to such set prices). CMS has set Medicare Part D prices for ENBREL, effective January 1, 2026, and Otezla, effective January 1, 2027, in each case at significantly lower prices that are expected to negatively impact their profitability in Medicare. See Part IV—Note 13, Goodwill and other intangible assets, to the Consolidated Financial Statements for additional information related to the Otezla intangible asset impairment charges. Also under the IRA, starting on January 1, 2024, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and reduce Federal reinsurance in the catastrophic phase, increasing cost-sharing obligations for Part D plans and manufacturers, including by requiring manufacturer discounts. Further, the IRA created a mechanism for CMS to collect rebates from manufacturers if Medicare price increases outpace inflation. We began to accrue for rebate obligations on October 1, 2022 for Medicare Part D and on January 1, 2023 for Medicare Part B.
In addition to the IRA, other proposed U.S. policy actions focus on drug pricing, including the Most-Favored-Nations Prescription Drug Pricing Executive Order (MFN EO) that is aimed at using price benchmarks from other developed countries to set U.S. pricing targets, and the July MFN Letter that was delivered to a number of pharmaceutical companies, including Amgen. The July MFN Letter called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-patient models to provide MFN pricing for certain drugs. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program, AmgenNowTM, to include Aimovig and AMJEVITA, supplementing our existing offering of Repatha, all of which are available through AmgenNowTM and are expected to be available through TrumpRx following the platform’s launch. See Item 1A. Risk Factors—Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability.
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
In many countries outside the United States, government-sponsored healthcare systems are the main payers for drugs and biologics. Governments and payers are using a range of tools to drive prices down, including mandatory price controls, international reference pricing, therapeutic-reference pricing, higher rebates, incentives for generics and biosimilars, and mandated price cuts. Pricing and reimbursement reforms under consideration in the United States—including proposals to expand government negotiation and increase payer leverage—may further amplify global pricing pressures, as many countries reference or react to U.S. pricing dynamics. Health technology assessment bodies increasingly evaluate the added benefit of new therapies, and these judgments shape reimbursement levels and coverage terms. Many countries also narrow coverage relative to product labels or impose volume caps to limit use. We expect governments to continue taking aggressive steps to reduce spending on drugs and biologics, and fiscal constraints may limit willingness to approve or provide access to innovative therapies and new technologies. Potential EU pharmaceutical legislation may also influence pricing and reimbursement frameworks, which could affect patient access.
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
•expanding patient access to our medicines, including through direct-to-patient channels;
•continuing to deliver a reliable supply of medicines through our additional investments in U.S. manufacturing;
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
We are expanding our manufacturing capacity and incorporating state-of-the-art technologies to allow us to optimize our manufacturing network and mitigate risks while working to continue to ensure adequate supply of our products to patients worldwide. See Manufacturing Initiatives below for additional discussion of our manufacturing expansion efforts. Our new state-of-the-art biomanufacturing facilities, including our facility in North Carolina and FDA-approved facility in Ohio, have been constructed at a lower cost and with greater speed as compared to traditional facilities. For example, our facility in North Carolina has equipment that is portable and smaller, which provides greater flexibility and speed in the manufacture of different medicines simultaneously, allowing us to respond to changing demands for our medicines with increased scale and agility. Furthermore, such state-of-the-art facilities incorporate multiple innovative technologies, automation solutions and environmental sustainability, thus requiring smaller manufacturing footprints and offering greater environmental benefits, including reduced consumption of water and energy and lower levels of carbon emissions. For example, our facility in North Carolina and our FDA-approved facility in Ohio contain many examples of environmental commitments, including on-site photovoltaic renewable energy generation at both sites. We expect our North Carolina facility’s carbon footprint, water usage and waste disposed to be substantially lower than that of a traditional drug substance manufacturing facility. Similarly, we expect lower carbon footprint, water usage and waste disposed per unit at our Ohio facility as compared to traditional packaging and assembly facilities.
Our internal manufacturing network has commercial production capabilities for bulk manufacturing, formulation, fill, finish, tableting and final device assembly. These activities are performed within the United States, including in the U.S. territory of Puerto Rico, Rhode Island, Ohio and California facilities, as well as internationally in our Ireland, Netherlands and Singapore facilities. In addition, we use third-party contract manufacturers to supplement the capacity or capability of our commercial manufacturing network.
To support our clinical trials, we manufacture product candidates primarily at our California facilities. We also use third-party contract manufacturers, including contract manufacturers that were added to our clinical manufacturing network from the Horizon acquisition, to supplement the capacity or capability of our overall clinical manufacturing network.
See Item 1A. Risk Factors for a discussion of the factors that could adversely impact our manufacturing expansion operations and the global supply of our products.

Distribution
We operate distribution centers in the U.S. territory of Puerto Rico, Kentucky, California and the Netherlands for worldwide distribution of the majority of our commercial and clinical products. We also use third-party distributors to supplement distribution of our products worldwide.
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
In January 2025, we opened our Holly Springs, North Carolina site, a cutting-edge drug substance facility. Upon FDA approval, this facility will increase our biologics manufacturing capacity. Also in January 2025, we broke ground on a second drug substance manufacturing facility at this location. This second facility will incorporate state-of-the-art technologies and sustainable practices. The result is a more flexible and efficient facility, with a smaller physical footprint, reduced consumption of water and energy, and lower levels of carbon emissions than a traditional facility.
Additionally, in 2025 we announced expansions of our manufacturing network in New Albany, Ohio and the U.S. territory of Puerto Rico, further strengthening our U.S.-based manufacturing capabilities. Our Ohio expansion builds on our existing biomanufacturing facility, which received FDA licensure for commercial production in January 2024 and supports final product assembly and packaging using state-of-the-art technologies and automation.
These expansion initiatives further enhance our manufacturing network to support reliable and efficient supply of our medicines to patients worldwide. We continue evaluating our manufacturing network to ensure we maintain appropriate levels of operational flexibility and risk management needed to support our global operations.
Numerous tariffs and trade protection measures have been proposed and, in some cases, implemented by the United States and other countries. We continue to evaluate our global supply chains, sourcing strategies and manufacturing network and to implement measures to minimize the impact of existing and potential future tariffs. See Item 1A. Risk factors—Our sales and operations are subject to the risks of doing business internationally, including in new or emerging markets, and Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.
See Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Raw Materials and Medical Devices
Certain raw materials, medical devices (including companion diagnostics) and components necessary for the commercial and/or clinical manufacturing of our products are provided by and are the proprietary products of unaffiliated third-party suppliers, certain of which may be our only source for such materials. We work to manage the risk associated with such sole suppliers by means of inventory management, relationship management and evaluation of alternative sources when feasible. We also monitor the financial condition and manufacturing quality and compliance of key suppliers and their ability to supply our needs. See Item 1A. Risk Factors—We rely on third-party suppliers for certain of our raw materials, medical devices and components.
We perform various procedures to help authenticate the sources of raw materials, including intermediary materials used in the manufacture of our products; the procedures are incorporated into the manufacturing processes we and our third-party contract manufacturers perform and include verification of country of origin.
To better ensure supply, Amgen has a risk mitigation strategy that uses a combination of methods, including multiple sources or backup inventory of critical raw materials. As part of our ongoing business continuity efforts, we continue to closely monitor our inventory levels and have taken additional measures to mitigate against raw material supply interruption. We also continue to assess the potential impacts of existing and proposed tariffs on our raw material and medical device supply chains and implement sourcing and inventory strategies intended to minimize the impacts from existing and potential future tariffs. See

Item 1A. Risk Factors for a discussion of the factors that could adversely impact our manufacturing operations and the global supply of our products.

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

Regulation of Product Marketing and Promotion. The FDA regulates the marketing and promotion of drug products. Our product promotions for approved product indications must comply with the statutory standards of the FDCA and the FDA’s implemented regulations and guidance. The FDA’s review of marketing and promotional activities encompasses but is not limited to direct-to-patient advertising, healthcare-provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving electronic media. The FDA may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. The FDA may take enforcement action against a company for violations of the FDA’s advertising and labeling laws and regulations. Enforcement action may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with the FDA’s regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Additionally, as described below, such failure may lead to additional liability under U.S. healthcare fraud and abuse laws.
Regulation of Manufacturing Standards. The FDA regulates and inspects the equipment, facilities, laboratories and processes used in the manufacturing and testing of products prior to granting approval to market products. If, after receiving approval from the FDA, we make a material change in manufacturing equipment, location or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practice regulations and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA conducts regular, periodic visits to reinspect our equipment, facilities, laboratories and processes following an initial approval.
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
Regulation of Orphan Medicines. Orphan drugs are defined by the FDA as products intended to treat a rare disease or condition that affects less than 200,000 persons in the United States. A company must request orphan drug designation prior to filing, and if the product is ultimately approved for the designated rare disease or condition, it may qualify for seven years of orphan drug exclusivity during which the FDA will not approve another sponsor’s marketing application for the same drug for the same indication. Orphan drug exclusivity will not bar approval of another medicine for the same indication if it is shown to be clinically superior. In the United States, a number of our products, including products such as BLINCYTO and UPLIZNA, have orphan drug exclusivity under this framework for specific indications.
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
In the EU, biosimilars are approved under a specialized pathway of the centralized procedure. As with the U.S. pathway, an applicant seeks and obtains regulatory approval for a biosimilar once the data exclusivity period for the original reference product has expired, relying, in part, on the data submitted for the originator product together with data evidencing that the biosimilar is “highly similar” with regard to quality, safety and efficacy to the original reference product authorized in the European Economic Area. See Item 1A. Risk Factors—We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future.

In the EU, Regulation (EC) No 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a medicine can be designated as an orphan medicinal product by the EC if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. An application for the designation of a medicinal product as an orphan medicinal product may be submitted at any stage of development of the medicinal product but before the filing of an MAA. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought. Approved orphan drugs in the EU receive 10 years of market exclusivity for the approved indication in all EU member states. We currently have orphan medicinal product designation for BLINCYTO in the EU and may seek medicinal product designation for a number of our products in the future.
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
In Asia Pacific, a number of countries such as China, Japan, South Korea and Taiwan may require local clinical-trial data for bridging purposes as part of the drug registration process in addition to global clinical trials, which can add to overall drug development and registration timelines. In many Asian markets, registration timelines may be influenced by prior marketing approvals in reference jurisdictions (e.g. the United States or the EU). In some markets in Asia, such as China, Indonesia and Thailand, regulatory timelines can be more variable. The regulatory process may also include manufacturing/testing facility inspections, testing of drug product upon importation and other domestic requirements. Countries such as Australia and Japan have more mature regulatory systems which may allow for submissions under comparatively more predictable time frames. With regard to biosimilars, several of these countries have pathways to register biosimilars (e.g., Australia, India, Singapore, South Korea and Taiwan), and biosimilar products in market (e.g., Australia, Japan, South Korea and Taiwan).
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
Other Regulation
We are also subject to various laws pertaining to healthcare fraud and abuse, including antikickback laws and false-claims laws. Antikickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescribing of a particular drug that is reimbursed by a state or federal program. False-claims laws prohibit knowingly and willingly presenting, or causing to be presented, for payment to third-party payers (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under false-claims laws may also arise when violation of certain laws or regulations related to the underlying product (e.g., a violation regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim. See Item 1A. Risk Factors—Our business may be affected by litigation and government investigations.
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
We are subject to various laws and regulations globally with regard to privacy and data protection. These laws and regulations involve the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environments regarding privacy and data protection are continually evolving and developing because these issues are subjects of increasing amounts of attention in countries globally. For example, we are subject to the EU’s GDPR, which became effective on May 25, 2018; the CCPA, which became effective on January 1, 2020; the California Privacy Rights Act of 2020, which amended the CCPA and became effective on January 1, 2023; and China’s Personal Information Protection Law, which became effective on November 1, 2021. Other jurisdictions where we operate have enacted or proposed similar legislation and/or regulations, such as consumer privacy laws that went into effect in Virginia, Colorado, Utah, Connecticut and Florida in 2023 and Oregon, Texas and Montana in 2024. Consumer privacy laws were also passed in other states, including Iowa, Delaware, New Hampshire, Nebraska, New Jersey, Tennessee, Minnesota, Maryland, Indiana, Kentucky and Rhode Island, and became effective or are scheduled to become effective in 2025 through 2026. In April 2023, a new type of state privacy law focused on protection of consumer health data emerged in Washington with the enactment of the My Health My Data Act, with similar legislation passed subsequently in Nevada. Both these new consumer health privacy laws became effective on March 31, 2024. Further, in 2024, the EU Artificial Intelligence (AI) Act, formally known as Regulation (EU) 2024/1689, was passed into law. Certain provisions of this regulation, such as transparency obligations and governance structures, became effective in February and August 2025, and the regulation will become fully effective on August 2, 2026. The regulation establishes a risk-based framework governing the development, deployment and use of AI systems across the EU. High-risk AI systems are subject to stringent requirements such as mandatory risk assessments, technical documentation, bias mitigation and explainability standards. Non-compliance with these current and future laws could result in significant penalties.
Our business has been and will continue to be subject to various other U.S. and foreign laws, rules and regulations, including provisions of the IRA and OB3. See Reimbursement section above.

Research and Development and Selected Product Candidates
We focus our R&D on novel human therapeutics for the treatment of serious illness. We capitalize on our strengths in human genetics, novel biology and protein engineering. We leverage our biologic expertise and seek to choose the optimal modality for a drug target and disease, and we use cutting-edge science and technology to study subtle biological mechanisms in search of therapies that will improve the lives of those who suffer from diseases. See Government Regulation—Clinical Development and Product Approval section above.
Our discovery research programs may therefore yield targets that lead to the development of human therapeutics delivered as large molecules, small molecules, other combination modalities or new modalities. We have increasingly focused our efforts on human genetics when possible to enhance the likelihood of success. We have major R&D centers in the United States in Thousand Oaks and San Francisco, California; Iceland; and the United Kingdom, as well as smaller research centers and development facilities globally. Additionally, in 2025, we broke ground on a new state-of-the-art R&D facility in Thousand Oaks, California, to further enhance collaboration and innovation across R&D and process development activities. See Item 2. Properties.
Our clinical trial activities are conducted by both our internal staff and third-party contract clinical trial service providers. To increase the number and diversity of patients available for enrollment in our clinical trials and to meet evolving regulatory expectations, we have opened clinical sites and will continue opening clinical sites and enrolling patients in a number of geographic locations. With regard to our clinical trial activities, we are continuously monitoring the possible impacts from health-related events, geopolitical conflicts and natural disasters. We are working to mitigate effects on future study enrollment in our clinical trials; and we are evaluating the impact in all relevant countries. We remain focused on supporting our active clinical sites in their providing care for patients and in our providing investigational drug supply. See Government Regulation—Regulation in the United States—Clinical Development and Product Approval for a discussion of government regulation over clinical development. Also see Item 1A. Risk Factors—We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications.

For the years ended December 31, 2025, 2024 and 2023, our R&D expenses were $7.3 billion, $6.0 billion and $4.8 billion, respectively. We expect to continue allocating significant resources to our R&D activities.
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
The following table shows a selection of certain of our product candidates by phase of development in our therapeutic areas of focus as of February 3, 2026, unless otherwise indicated. The information in this section does not include, among other things, other, nonregistrational clinical trials that we may conduct for purposes other than for submission to regulatory agencies for their approval of a new product indication.
We may conduct nonregistrational clinical trials for various reasons, including to evaluate real-world outcomes or to collect additional safety information with regard to the use of products.

Investigational indications (programs)
Phase 3
BLINCYTO	Ph-negative B-ALL
Dazodalibep	Sjögren’s disease
IMDELLTRA/IMDYLLTRA	Small cell lung cancer
LUMAKRAS/LUMYKRAS	Metastatic colorectal cancer
Non-small cell lung cancer
MariTide	Chronic weight management
Cardiovascular disease
Heart failure
Obstructive sleep apnea
Nplate	Chemotherapy-induced thrombocytopenia
Olpasiran	Cardiovascular disease
Pegloticase	Subcutaneous administration for uncontrolled gout
Repatha	Cardiovascular disease
Rocatinlimab(1)	Moderate-to-severe atopic dermatitis
Prurigo nodularis
TEPEZZA	Subcutaneous administration for TED
Chronic/low clinical activity score TED in Japan
TEZSPIRE	Chronic obstructive pulmonary disease
Eosinophilic esophagitis
Xaluritamig	Metastatic castrate resistant prostate cancer
ABP 206	Investigational biosimilar to OPDIVO® (nivolumab)
ABP 234	Investigational biosimilar to KEYTRUDA® (pembrolizumab)
ABP 692	Investigational biosimilar to OCREVUS® (ocrelizumab)

Investigational indications (programs)
Phase 2
Blinatumomab	Refractory rheumatoid arthritis
Systemic lupus erythematosus with and without nephritis
Daxdilimab	Dermatomyositis and anti-synthetase inflammatory myositis
Discoid lupus erythematosus
Inebilizumab	Systemic lupus erythematosus with nephritis
MariTide	Type 2 diabetes
Rocatinlimab(1)	Moderate-to-severe asthma
AMG 104	Asthma
AMG 193	Non-small cell lung cancer
AMG 329	Sjögren’s disease
AMG 732	TED
Phase 1
Xaluritamig	Ewing Sarcoma
AMG 193	Other tumors
AMG 305	Solid tumors
AMG 355	Solid tumors
AMG 410	Solid tumors
AMG 513	Obesity
AMG 691	Asthma
(1)    See Significant Developments for additional information regarding the termination of our collaboration agreement with Kyowa Kirin.

Phase 3	Clinical trials investigate the short- and long-term safety and efficacy of our product candidates, compared to commonly used treatments, in a large number of patients who have the disease or condition under study.
Phase 2
Clinical trials investigate side-effect profiles and efficacy of product candidates in a larger patient population than Phase 1, but still relatively small, who have the disease or condition under study.

Phase 1	Clinical trials investigate the safety and proper dose ranges of product candidates usually in a small number of human subjects.

Phase 3 Product Candidate Program Changes
As of February 4, 2025, we had 25 Phase 3 programs studied in investigational indications. As of February 3, 2026, we had 23 Phase 3 programs being studied in investigational indications, as six programs initiated Phase 3 studies, five programs received regulatory approval, one program was stopped, one program was no longer being pursued and one program concluded. These changes are set forth in the following table.

Molecule	Investigational indications (programs)	Program changes
AMJEVITA	Interchangeability study	Approved by the FDA
Bemarituzumab	Gastric and gastroesophageal junction cancer	Stopped
EVENITY	Male osteoporosis	No longer pursued
MariTide	Chronic weight management	Initiated two global Phase 3 studies
	Cardiovascular disease	Initiated global Phase 3 study
	Heart failure	Initiated global Phase 3 study
	Obstructive sleep apnea	Initiated two global Phase 3 studies
Otezla	Palmoplantar pustulosis	Approved in Japan
Pegloticase	Subcutaneous administration for uncontrolled gout	Initiated Phase 3 study
TEZSPIRE	Chronic obstructive pulmonary disease	Initiated Phase 3 study
	Chronic rhinosinusitis with nasal polyps	Approved by the FDA and the EC
	Severe asthma	Concluded
UPLIZNA	IgG4-RD	Approved by the FDA and the EC
	Generalized myasthenia gravis	Approved by the FDA
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

Molecule	Territory	General subject matter	Estimated expiration(1)
Dazodalibep	U.S.	Polypeptides	2034
	Europe	Polypeptides	2032
MariTide	U.S.	Antibody-peptide conjugates	2038
	Europe	Antibody-peptide conjugates	2038
Olpasiran	U.S.	Compounds	2036
	Europe	Compounds	2036
Rocatinlimab(2)	U.S.	Polypeptides	2028
	Europe	Polypeptides	2026
Xaluritamig	U.S.	Polypeptides	2039
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
(2)    See Significant Developments for additional information regarding the termination of our collaboration agreement with Kyowa Kirin.

Phases 2 and 3 Program Descriptions
The following provides additional information about selected products and product candidates that have advanced into human clinical trials.
Blinatumomab
Blinatumomab is an anti-CD19 x anti-CD3 BiTE® molecule. It is being investigated for the treatment of both refractory rheumatoid arthritis and systemic lupus erythematosus with and without nephritis.
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
IMDELLTRA/IMDYLLTRA
IMDELLTRA/IMDYLLTRA is an anti-DLL3 x anti-CD3 BiTE® molecule. It is being investigated for the treatment of small cell lung cancer. See Significant Developments for additional information regarding clinical trial updates.
Inebilizumab
Inebilizumab is a humanized, affinity-optimized, afucosylated IgG1 kappa (IgG1κ) monoclonal antibody that binds to the B cell-specific surface antigen CD19. It is being investigated as a treatment for patients with systemic lupus erythematosus with nephritis.
LUMAKRAS/LUMYKRAS
LUMAKRAS/LUMYKRAS is a KRASG12C small molecule inhibitor. It is being investigated in colorectal cancer, NSCLC and other solid tumor cancers.
Maridebart cafraglutide
MariTide is a differentiated antibody-peptide conjugate that activates the GLP-1 receptor and antagonizes the GIPR. It is being investigated for the treatment of chronic weight management, cardiovascular disease, heart failure, obstructive sleep apnea and Type 2 diabetes. See Significant Developments for additional information regarding clinical trial updates.
Nplate
Nplate is a thrombopoietin receptor agonist (TPO-RA). It is being investigated for the treatment of chemotherapy-induced thrombocytopenia (CIT).
Olpasiran
Olpasiran is a small interfering RNA (siRNA) that lowers lipoprotein(a) (Lp(a)). It is being investigated for the treatment of atherosclerotic cardiovascular disease (ASCVD).
Pegloticase
Pegloticase is a PEGylated uricase approved for the treatment of uncontrolled gout by intravenous administration. It is being investigated for subcutaneous administration when co-administered with methotrexate.
Repatha
Repatha is a human monoclonal antibody that inhibits PCSK9. See Significant Developments for additional information regarding clinical trial updates.

Rocatinlimab
Rocatinlimab is a monoclonal antibody that inhibits OX-40. It is being investigated in Phase 3 studies for the treatment of moderate-to-severe atopic dermatitis and prurigo nodularis. It is also being investigated in a Phase 2 study for the treatment of moderate-to-severe asthma. See Significant Developments for additional information regarding the termination of our collaboration agreement with Kyowa Kirin.
TEPEZZA
TEPEZZA is a monoclonal antibody against IGF-1R. It is being investigated for subcutaneous administration for the treatment of TED and chronic/low clinical activity score TED in Japan.
TEZSPIRE
TEZSPIRE is a human monoclonal antibody that inhibits the action of thymic stromal lymphopoietin. It is being investigated for the treatment of chronic obstructive pulmonary disease and eosinophilic esophagitis. TEZSPIRE is being developed in collaboration with AstraZeneca.
Xaluritamig
Xaluritamig is an anti-six transmembrane epithelial antigen of the prostate 1 (STEAP1) x anti-CD3 XmAb® BiTE® molecule. It is being investigated for the treatment of prostate cancer.
ABP 206
ABP 206, a biosimilar candidate to OPDIVO®, is a monoclonal antibody that binds to the receptor protein called programmed death protein 1 (PD-1).
ABP 234
ABP 234, a biosimilar candidate to KEYTRUDA®, is a monoclonal antibody that binds to the receptor protein PD-1. It is being investigated in a Phase 3 study for biosimilarity to KEYTRUDA®. The reference-product primary condition is NSCLC.
ABP 692
ABP 692, a biosimilar candidate to OCREVUS®, is a monoclonal antibody that binds to CD20, which is a protein found on the surface of B-cells.
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
AMG 732
AMG 732 is a monoclonal antibody against IGF-1R. It is being investigated for the treatment of TED.

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
BeOne Medicines Ltd.
In January 2020, we acquired an equity stake in BeOne for approximately $2.8 billion in cash as part of a collaboration agreement to expand our oncology presence in China. For additional information regarding our equity investment in BeOne, see Part IV—Note 10, Investments, to the Consolidated Financial Statements. Under the collaboration, BeOne began selling XGEVA in 2020, BLINCYTO in 2021 and KYPROLIS in 2022 in China, and Amgen shares profits and losses equally during the product-specific commercialization periods. Following entry into an amendment to this collaboration by Amgen and BeOne on November 11, 2025, BeOne will retain the right to commercialize XGEVA, BLINCYTO and KYPROLIS in China for so long as such products are sold in China. Amgen manufactures and supplies the collaboration products to BeOne.
In addition, we jointly develop a portion of our oncology portfolio with BeOne, which shares in global R&D costs by providing cash and development services of up to $1.25 billion. Upon regulatory approval, BeOne will assume commercialization rights in China for a specified period, and Amgen and BeOne will share profits and losses equally until certain of these product rights revert to Amgen. Upon return of the product rights, Amgen will pay royalties to BeOne on sales in China for a specified period. For product sales outside China, Amgen also pays royalties to BeOne.
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
As of December 31, 2025, Amgen had approximately 31,500 staff members in over 50 countries, including approximately 13,000 staff members outside the United States, and we continue to experience overall low turnover rates. We also supplement our workforce with independent contractors, contingent workers and temporary workers, as needed. Outside of the United States, some of our employees are represented by unions or works councils. We consider our staff relations to be good, supported by regular assessments of staff engagement surveys on a wide range of topics (including flexible work environments, career development, and maintaining a culture of compliance). Our engagement scores were above general market benchmarks in 2025. We discuss the results of these surveys with our workforce and our Board of Directors. Reflecting our staff members’ desire to retain a flexible approach to work, we offer a flexible workspace initiative that enables many employees to work together with their manager to determine the location that best enables their work at hand, supporting virtual work as well as working in person.
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
Our staff receive, and are guided by, regular trainings that help them understand what is expected of them. Further, to support the development of our staff, we provide a variety of programs, including leadership development programs, classroom-based and virtual instructor-led courses, and self-paced learning options as well as mentoring, networking and coaching opportunities. In 2025, we invested in general upskilling of our staff on skills for the future, including topics such as AI. We also maintain a global talent marketplace that enables staff to contribute to work beyond their core responsibilities, providing opportunities to broaden professional networks, support organizational priorities and develop additional skills.
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
Culture
We believe that our culture helps attract and retain a strong and engaged workforce informed by the varied experiences represented, which fosters innovation, collaboration and productivity as we execute on our mission to serve patients. A cross-functional, executive-level council, which includes our CEO, regularly discusses matters related to workplace culture and, as appropriate, takes actions to support and evolve Amgen’s culture.
In our effort to attract and retain the best talent, we seek out and support talent across the globe. As part of our multidimensional hiring and talent development strategy, our Apprenticeship Program launched in 2023 in our Manufacturing and ATMOS functions and expanded to include another cohort of apprentices at our North Carolina site in January 2025. Our Apprenticeship Program is a skills-based approach and is designed to invest in our future workforce through attracting, hiring and upskilling non-four-year degreed talent in the United States. Through the Apprenticeship Program, we provide individuals with classroom-based and on-the-job training as well as mentorship opportunities needed to develop proficiency in targeted business areas and roles. Multiple cohorts are underway across various sites, including a new 18 month manufacturing apprenticeship at Amgen North Carolina, which serves as a key talent pipeline. We believe that our Apprenticeship Program and other skills-based approaches to hiring provide us with access to a larger pool of highly motivated and productive talent while also providing greater access to jobs in innovative sectors of the economy.
Our Compensation and Management Development Committee oversees our labor and employment policies, programs and initiatives, including those relating to our talent strategy and culture.

Information about Our Executive Officers
The executive officers of the Company as of February 13, 2026, are set forth below.
Mr. Robert A. Bradway, age 63, has served as a director of the Company since 2011 and Chairman of the Board of Directors since 2013. Mr. Bradway has been the Company’s President since 2010 and Chief Executive Officer since 2012. From 2010 to 2012, Mr. Bradway served as the Company’s President and Chief Operating Officer. Mr. Bradway joined the Company in 2006 as Vice President, Operations Strategy, and served as Executive Vice President and Chief Financial Officer from 2007 to 2010. Prior to joining the Company, Mr. Bradway was a Managing Director at Morgan Stanley in London, where, beginning in 2001, he had responsibility for the firm’s banking department and corporate finance activities in Europe. Mr. Bradway has been a director of The Boeing Company, an aerospace company and manufacturer of commercial airplanes, defense, space and securities systems, since 2016. He has served on the board of trustees of the University of Southern California since 2014.
Dr. James E. Bradner, age 53, became Executive Vice President, Research and Development, in 2023 and also served as the Company’s Chief Scientific Officer from 2023 to 2024. Prior to joining the Company, in 2023, Dr. Bradner was a clinician at the Dana-Farber Cancer Institute, a comprehensive cancer treatment and research institution, and a principal teaching affiliate at Harvard Medical School. From 2016 to 2022, Dr. Bradner served as President of the Novartis Institutes for BioMedical Research, the research and early development organizational unit of Novartis AG, where he was a member of the Executive Committee. Dr. Bradner previously served on the faculty at Harvard Medical School.
Mr. Murdo Gordon, age 59, became Executive Vice President, Global Commercial Operations, in 2018. Prior to joining the Company, Mr. Gordon was Chief Commercial Officer at Bristol-Myers Squibb Company (BMS), a pharmaceutical company, from 2016 to 2018. Mr. Gordon served as Head of Worldwide Markets at BMS from 2015 to 2016. Prior to this, Mr. Gordon served in a variety of leadership roles at BMS for more than 25 years.
Mr. Jonathan P. Graham, age 65, became Executive Vice President and General Counsel and Secretary in 2019. Mr. Graham joined the Company in 2015 to serve as Senior Vice President, General Counsel and Secretary. Prior to joining Amgen, from 2006 to 2015, Mr. Graham was Senior Vice President and General Counsel at Danaher Corporation. From 2004 to 2006, Mr. Graham was Vice President, Litigation and Legal Policy, at General Electric Company (GE). Prior to GE, Mr. Graham was a partner at Williams & Connolly LLP.
Mr. Peter H. Griffith, age 67, became Executive Vice President and Chief Financial Officer in 2020. Mr. Griffith joined the Company in 2019 as Executive Vice President, Finance. Prior to joining Amgen, Mr. Griffith was President of Sherwood Canyon Group, LLC, a private equity firm. From 1997 to 2019, Mr. Griffith was a partner at EY, an accounting and professional services firm, and served in a variety of senior leadership roles, with his last position being Global Vice Chair, Corporate Development. Prior to EY, Mr. Griffith was a Managing Director and head of the investment banking division of Wedbush Securities Inc.
Ms. Nancy A. Grygiel, age 58, became Senior Vice President and Chief Compliance Officer in 2020. Ms. Grygiel joined the Company in 2015 and has held leadership roles within the worldwide compliance and business ethics organization, including as Vice President, Compliance, from 2016 to 2020. Prior to joining Amgen, from 2011 to 2015, Ms. Grygiel served as Vice President, Compliance, Corporate & International, at Allergan, Inc. (Allergan). Prior to Allergan, Ms. Grygiel held several management positions at Mylan Pharmaceuticals, Inc.
Ms. Rachna Khosla, age 53, became Senior Vice President, Business Development, in 2021. Ms. Khosla joined the Company in 2013 and has held leadership roles in corporate development, licensing, and mergers and acquisitions, including as Vice President Business Development, from 2018 to 2021. Prior to joining the Company, Ms. Khosla was a Director at Lazard Ltd. (Lazard) responsible for healthcare mergers and acquisitions. Prior to Lazard, Ms. Khosla held various roles in investment banking (mergers and acquisitions) and corporate venture capital at Credit Suisse Group AG, Sanofi Aventis, Aventis Capital, J.P. Morgan Chase & Co., and Salomon Brothers, Inc.
Mr. Derek Miller, age 53, became Senior Vice President, Human Resources, in 2022. Mr. Miller joined the Company in 2003 and has held human resources leadership roles of increasing responsibility during his tenure. Mr. Miller’s experience spans each of the Company’s major business functions, including Vice President, Global Total Rewards, from 2020 to 2022 and Vice President, Human Resources, from 2018 to 2020.

Dr. David M. Reese, age 63, became the Company’s inaugural Executive Vice President and Chief Technology Officer in 2023, responsible for accelerating the use of technology and artificial intelligence across the organization. From 2018 to 2023, Dr. Reese served as Executive Vice President, Research and Development. Dr. Reese joined the Company in 2005 and has held leadership roles in development, translational, and medical sciences, and discovery research, including as Senior Vice President, Translational Sciences and Oncology, from 2017 to 2018. Prior to joining Amgen, Dr. Reese was a cofounder, president, and chief medical officer of Translational Oncology Research International, a not-for-profit academic clinical research organization, and director of Clinical Research at the Breast Cancer International Research Group. Dr. Reese previously served on the faculty at the University of California, Los Angeles and the University of California, San Francisco.
Mr. Esteban Santos, age 58, became Executive Vice President, Operations, in 2016. Mr. Santos joined the Company in 2007 and has held a number of leadership roles at the Company in engineering, manufacturing, site operations and drug product, including Senior Vice President, Manufacturing, from 2013 to 2016. Prior to joining the Company, Mr. Santos served as Site General Manager of Johnson & Johnson’s (J&J) Cordis operation in Puerto Rico. Prior to J&J, Mr. Santos held several management positions in GE’s industrial and transportation businesses.

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
•We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations.
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
•Our sales and operations are subject to the risks of doing business internationally, including in new or emerging markets.
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
•Our business and operations may be negatively affected by the failure, or perceived failure, of achieving our sustainability objectives.
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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). On July 4, 2025, OB3 was enacted and included several changes to Medicare, Medicaid and Affordable Care Act policies, including provisions affecting eligibility, that, when implemented, are expected to adversely affect coverage and reimbursement for our products. On May 12, 2025, the Administration issued the Most-Favored-Nations (MFN) Prescription Drug Pricing Executive Order (MFN EO) aimed at using price benchmarks from other developed countries to set U.S. pricing targets. Subsequently, on July 31, 2025 the Administration sent letters to many pharmaceutical manufacturers, including Amgen (the July MFN Letter) as further described below, outlining steps that such manufacturers could take to advance actions consistent with elements of the MFN EO. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. Further, the Administration has called on Congress to enact legislation that would codify the terms that the Administration arrived at with recipients of the July MFN Letter (the MFN Terms). The details of such legislative framework are unknown and, if enacted, such legislation could apply to a broader range of products, payers or pricing arrangements for a longer period than those resulting from the MFN Terms. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition may be adopted and implemented in some form. It remains unclear what further policies, legislation and/or actions the Administration, Congress, or state governments will advance with respect to other drug pricing proposals or other healthcare regulations affecting pharmaceuticals, including the MFN EO, IRA and OB3 implementation, trade policies, or state laws affecting the 340B Program or Medicaid reimbursement that could ultimately be adopted more broadly. To the extent such actions reduce or modify coverage or reimbursement for our products, increase rebates or other costs, constrain pricing decisions, or otherwise limit product use, they would have an adverse effect on our business and results of operations.

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Item 1. Business—Reimbursement. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring mandatory pricing in Medicare for certain drugs under Parts B and D (starting with 10 drugs effective January 1, 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs would be subject to such set prices). CMS has set Medicare Part D prices for ENBREL, effective January 1, 2026, and Otezla, effective January 2027, in each case at significantly lower prices that are expected to negatively impact their profitability in Medicare. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales. Further, CMS has issued guidance that allows for the re-setting of prices for drugs for which it previously set a price. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting, we may be required to accept a price set by the government for Medicare using the process that was applied to ENBREL and Otezla. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and reduce Federal reinsurance in the catastrophic phase; increasing cost-sharing obligations for Part D plans and manufacturers, including by requiring manufacturer discounts. Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if Medicare price increases outpace inflation, and several of our products have been subject to such IRA inflation rebates. The IRA’s Medicare price setting and Medicare redesign have had, and are likely to have, an adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Implementation of OB3 also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected that the OB3 will result in significant reductions in federal Medicaid spending over the next decade and an increase in the number of people without health insurance. These developments would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and further growth of 340B Program utilization. The MFN EO directs HHS to pursue pricing policies that align U.S. drug prices with the prices available in certain comparably developed countries and directs a range of actions to advance that objective, including through regulatory, trade and other policy measures. In July 2025, the Administration delivered the July MFN Letter to us and a number of other manufacturers that called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-patient models to provide MFN pricing for certain drugs. Since the issuance of the July MFN Letter, most recipients have announced that they have reached agreement with the Administration to address the matters described in the letter. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. While this development reflects ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of evolving regulatory and policy expectations.
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
States continue to pursue laws related to price controls, referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Eight states (Colorado, Maine, New Hampshire, New Jersey, Maryland, Minnesota, Oregon and Washington) have enacted laws that establish PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2025, Maryland expanded the scope of its PDAB law to include the commercial market. The eight states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and in October 2025 the Colorado PDAB established an Upper Payment Limit (UPL) substantially lower than the wholesale acquisition cost of ENBREL that would be generally applicable to all formulations of ENBREL, effective no earlier than January 1, 2027, and will be reviewed annually. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations. Twenty states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island and Maine) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2025, no fewer than 30 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. With OB3’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the Health Resources and Services Administration from enforcing a more restrictive interpretation against Genesis Health Care as to who qualifies as a patient under the 340B Program, which could, if adopted more broadly, affect the scope of eligibility for 340B discounts. Since this decision, various courts have reached differing conclusions on challenges to state laws regulating aspects of the 340B Program, with some courts declining to enjoin such laws and others granting relief to challengers. Certain appellate courts have issued decisions both upholding certain state 340B statues and affirming the denial of preliminary injunctive relief to manufacturers, while litigation and appeals concerning the validity, interpretation, and enforcement of these laws remain ongoing.
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
Ultimately, existing or future state government actions or ballot initiatives may also have a material adverse effect on our product sales, business and results of operations.
—U.S. commercial payer actions have affected, and may continue to affect, access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, are continuing to seek ways to further reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payers may affect these trends. Payers, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, and to also impose restrictions on access to, or usage of, our products (such as Step Therapy), require that patients receive the payer’s prior authorization before covering the product, and/or to exclude certain indications for which our products are approved.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. See —Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Our business is also affected by policies implemented by private healthcare entities that process Medicare claims, including Medicare Administrative Contractors. Each of CVS, Express Scripts and United Health Group (among the top six integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. See —Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Item 1. Business—Reimbursement. Pressures to decrease drug expenditures may intensify as governments take actions to address budgets strained by high inflation and weak economic conditions, including in Europe, where sustained fiscal pressures continue to challenge public healthcare systems. In addition, policies under consideration or adopted in the United States that reference or tie drug prices to those paid in foreign jurisdictions, including through most-favored-nation or similar pricing approaches, could increase the significance of pricing decisions in such foreign jurisdictions. Further, the EU is currently undergoing a review and revision of its general pharmaceutical legislation that, while full implementation is not expected before 2027, has led to proposals that would reduce intellectual property protection for new products (including potentially shortening the duration of regulatory data exclusivity and orphan drug exclusivity protections), as well as change the reimbursement and regulatory landscape. International reference pricing has been widely used by many countries outside the United States to control costs. International reference pricing policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability across countries or regions. Other expenditure control practices, including the use of revenue clawbacks, rebates and caps on product sales, are also used in various foreign jurisdictions. In addition, countries may refuse to reimburse, or may restrict the reimbursed population for a product, when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, prior to 2020, the reimbursement of Repatha in France was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment. Many countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most, or all of, the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to hospitals and other providers, has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such failures and changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
Guidelines and recommendations published by various organizations can reduce the use of our products.
Government agencies promulgate regulations and guidelines directly applicable to us and to our products. Professional societies, practice management groups, insurance carriers, physicians’ groups, private health and science foundations and organizations involved in various diseases also publish guidelines and recommendations to healthcare providers, administrators and payers, as well as patient communities. Recommendations by government agencies or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies. In addition, a growing number of organizations are providing assessments of the value and pricing of biopharmaceutical products, and even organizations whose guidelines have historically been focused on clinical matters have begun to incorporate analyses of the cost effectiveness of various treatments into their treatment guidelines and recommendations. Value assessments may come from private organizations that publish their findings and offer recommendations relating to the products’ reimbursement by government and private payers. Some companies and payers have announced pricing and payment decisions based in part on the assessments of private organizations. In addition, government health technology assessment organizations in many countries make reimbursement recommendations to payers in their jurisdictions based on the clinical effectiveness, cost-effectiveness and service effects of new, emerging and existing medicines and treatments. Such health technology assessment organizations have recommended, and may in the future recommend, reimbursement for certain of our products for a narrower indication than was approved by applicable regulatory agencies or may recommend against reimbursement entirely. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. The EU has adopted and begun implementing Regulation 2021/2282 on Health Technology Assessment, which establishes a permanent framework for cooperation among EU member states on joint clinical assessments and scientific consultations of health technologies, with key provisions that became applicable in January 2025, and further phased implementation continuing through 2030. These and other such recommendations or guidelines may affect our reputation, and any recommendations or guidelines that result in decreased use, dosage or reimbursement of our products could have a material adverse effect on our product sales, business and results of operations. In addition, the perception by the investment community or stockholders that such recommendations or guidelines will result in decreased use and dosage of our products could adversely affect the market price of our common stock.
We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations, and in 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012. The Notices seek to increase our U.S. taxable income for the years 2010–2012.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations, and in 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015. The Notice seeks to increase our U.S. taxable income for the years 2013–2015 and asserts penalties.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently also under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. As a result of the audit, the IRS could propose adjustments or penalties that, in all or part, relate to issues in the 2010-2015 dispute. We expect that the IRS will begin its audit of 2019–2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income Taxes, and Part IV—Note 7, Income taxes, to the Consolidated Financial Statements.
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
As previously reported, the OECD reached an agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Select individual countries, including the United Kingdom, EU member countries, and Singapore, have enacted the global minimum tax agreement that took effect starting in 2024. On January 5, 2026, the OECD issued additional administrative guidance related to the global minimum tax agreement that exempts U.S. companies from extra territorial minimum taxes effective January 1, 2026. We are monitoring the potential 2026 impact of such administrative guidance as jurisdictions enact the new rules. Delays, modifications or repeal, in whole or in part, of the administrative guidance or the OECD agreement itself, either by all OECD participants or unilaterally by individual countries, could result in negative impacts on our overall tax rate.
OB3 includes significant provisions related to taxation, such as the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. While we have incorporated the impact of OB3 in our 2025 financial statements, the legislation is complex and guidance could be issued that could impact our 2025 or future U.S. taxes.
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
We are also involved in government investigations that arise in the ordinary course of our business. In recent years, there has been a trend of increasing government investigations and litigations against companies operating in our industry, both in the United States and around the world. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. Our business activities outside of the United States are subject to the FCPA and similar antibribery or anticorruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. We cannot ensure that all our employees, agents, contractors, vendors, licensees, partners or collaborators will comply with all applicable laws and regulations. We entered into a corporate integrity agreement with the DOJ and the Office of Inspector General of the HHS to settle certain allegations relating to our support of independent charitable organizations that provide patients with financial assistance to access their medicines that required us to maintain a corporate compliance program and to undertake a set of defined corporate integrity obligations that we completed in 2024. While we fully complied with all of our obligations under the corporate integrity agreement, we may be subject to future corporate integrity agreements and failure to comply could result in substantial penalties and potential exclusion from government healthcare programs. We may also see new government investigations of or actions against us citing novel theories of recovery. For example, prosecutors are placing greater scrutiny on patient support programs, including commercial copay assistance programs, and further enforcement actions and investigations regarding such programs could limit our ability to provide co-pay assistance to commercial patients. Greater scrutiny has also been placed on sponsorships, speaker programs and other arrangements where healthcare professionals receive remuneration, travel or other value to participate in certain events, and further enforcement actions could adversely affect our ability to participate in such arrangements. Any of these results could have a material adverse effect on our business and results of operations.

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
Acquisition activities are complex, time consuming and expensive and may result in unanticipated costs, delays, or other operational or financial problems related to integrating the acquired company and business with our company, which may divert our management’s attention from other business issues and opportunities may prevent us from realizing the anticipated benefits of such transactions within the expected timeframe or at all.
We may pay substantial amounts of cash, incur debt or issue equity securities to pay for acquisition activities, which could adversely affect our liquidity or result in dilution to our stockholders, and could adversely affect our credit ratings and cost of capital. For example, the primary sources of funds for our acquisition of Horizon were those received from our $24 billion of senior notes issued on March 2, 2023, together with the $4 billion drawn down from our term loan facility, of which we repaid $2.2 billion, and while the Company currently has investment grade credit ratings and substantially returned to its pre-acquisition capital structure, when the Company incurred this substantial additional indebtedness the credit rating agencies downgraded our credit ratings. Further, failures or difficulties in integrating or retaining key personnel, or in integrating the operations of the businesses, products or assets we acquire (including related technology, research, development and commercial operations, compliance programs, manufacturing, distribution and general business operations and procedures and sustainability activities) may adversely affect our ability to realize the benefits of the transaction or grow our business, and may result in asset impairment or restructuring charges. These and other challenges may arise in connection with our acquisitions, including our acquisitions of ChemoCentryx, Horizon and Dark Blue Therapeutics and/or our collaborations with BeOne and Kyowa Kirin, or with other acquisition activities, which could have a material adverse effect on our business, results of operations and stock price.
We may not realize the anticipated strategic benefits of our acquisitions. Our assumptions and estimates about the future revenue growth of acquired products may prove to be incorrect. Business integrations generally are complex, time consuming and expensive, and we may experience unanticipated costs, delays or other operational or financial challenges. These integration efforts may also divert our management’s attention and resources away from other business operations, which may disrupt to some degree our ongoing business. Failure to successfully fully integrate acquired businesses into ours and/or achieve anticipated strategic benefits may result in our incurring significant asset impairment or restructuring charges, and could have a material adverse effect on our business, results of operations and stock price.
A breakdown of our information technology systems, cyberattack or information security breach could significantly compromise the confidentiality, integrity and availability of our information technology systems, network-connected control systems and/or our data, interrupt the operation of our business and/or affect our reputation.
To achieve our business objectives, we rely on sophisticated information technology systems, including hardware, software, technology infrastructure, online sites and networks for both internal and external operations, mobile applications, cloud services, artificial intelligence (AI)-enabled tools and systems, and network-connected control systems, some of which are managed, hosted, provided or serviced by third parties. Internal or external events that compromise the confidentiality, integrity and availability of our systems and data may significantly interrupt the operation of our business, result in significant costs and/or adversely affect our reputation.
Our information technology systems, including AI-enabled tools and systems are highly integrated into our business, including our R&D efforts, our clinical and commercial manufacturing processes and our product sales and distribution processes. Further, as the majority of our employees work remotely for some portion of their jobs in our hybrid work environment, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase. Remote and hybrid working arrangements, including those of many third-party providers, can increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. The complexity and interconnected nature of software, hardware and our systems make them vulnerable to breakdown or other service interruptions, and to software errors or defects, misconfiguration and other security vulnerabilities. For example, in July 2024, businesses worldwide were affected by an information technology outage due to a faulty software update issued by a cybersecurity firm. Although our systems and operations were temporarily affected by the outage, the impact of this firm’s faulty update on the Company was immaterial to our business operations. However, there can be no assurance that a future similar incident would not result in a material adverse effect on our business or results of operations. Upgrades or changes to our systems or the software that we use have resulted and we expect, in the future, will result in the introduction of new cybersecurity vulnerabilities and risks. In the past, we have identified security vulnerabilities introduced into our information systems arising from flaws in third-party software that we had purchased and installed, which required us to apply emergency patches to certain systems. While we did not experience any significant adverse effects as a result of these vulnerabilities, there can be no assurance that we will timely identify and address future vulnerabilities. Our systems are also subject to frequent perimeter network reconnaissance and scanning, phishing and other cyberattacks. For example, as a result of our cybersecurity monitoring of the Horizon legacy information systems, we detected phishing activity in the accounts of two Horizon executives. These accounts were de-activated, the incidents were investigated and the determination was made separately by both our internal cybersecurity team and our external digital forensics and incident response supplier that no confidential information had been exfiltrated, and the incidents are now closed. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect and increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. Such attacks include the use of harmful and virulent malware, including ransomware or other denials of service, which can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering/phishing, and/or AI to orchestrate and automate sophisticated cyberattacks, including the documented instance in which an AI agent was used to conduct a large-scale intrusion campaign, potentially lowering the barriers to high-speed, high-volume attacks.
We have also experienced denial of service attacks against our network, and, although such attacks did not succeed, there can be no assurance that our efforts to guard against the wide and growing variety of potential attack techniques will be successful in the future. Attacks such as those experienced by government entities (including those that approve and/or regulate our products, such as the EMA) and other multi-national companies, including some of our peers, could leave us unable to utilize key business systems or access or protect important data, and could have a material adverse effect on our ability to operate our business, including developing, gaining regulatory approval for, manufacturing, selling and/or distributing our products. For example, in 2017, a pharmaceutical company experienced a cyberattack involving virulent malware that significantly disrupted its operations, including its research and sales operations and the production of some of its medicines and vaccines. As a result of the cyberattack, its orders and sales for certain products were negatively affected. In late 2020, SolarWinds Corporation, a leading provider of software for monitoring and managing information technology infrastructure, disclosed that it had suffered a cybersecurity incident whereby attackers had inserted malicious code into legitimate software updates for its products that were installed by myriad private and government customers, enabling the attackers to access a backdoor to such systems. We also rely on third-party providers for certain identity, authentication and access management services. In the past, a security incident affecting such a third-party provider exposed several hundred corporate customers to potential unauthorized access to systems and data. Although that breach did not have a significant effect on our business, there can be no assurance that a similar future breach would not result in a material adverse effect on our business or results of operations.
Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we use third-party service providers to collect, process, store, manage or transmit such data, which has increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. Malicious actors, including those working under state-sponsored campaigns, have sought employment, often in remote information technology roles, as a means to gain inside access at targeted companies. In two separate incidents, the most recent of which occurred in 2025, individuals used fraudulent identification in connection with their hiring by the Company. While these individuals were detected and terminated before any data was extracted or malware installed, there can be no assurance that future attempts by similar actors will be unsuccessful.
System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers have constituted a substantial share of the information security risks that have affected us. For example, in the past we have experienced cybersecurity incidents involving third-party service providers, including incidents in which unauthorized third parties accessed or exfiltrated certain information, including non-significant Amgen data and personally identifiable patient information, and we have made required regulatory notifications in connection with certain such incidents. In November 2025, a third-party service provider had a cybersecurity incident in which Amgen-related information was accessed and disclosed by a threat actor that, upon review, did not involve information material to the Company. Although these supplier data breaches have not resulted in material adverse effects on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events. For example, we have previously experienced incidents in which third-party vendors initially reported that cyberattacks did not involve our data but later determined that attackers had accessed limited, non-significant Amgen information. Although such incidents have not resulted in significant adverse effects on our business, future incidents in which we do not receive timely or complete information regarding the nature or scope of a cybersecurity event could impair our response and could have a material adverse effect on our business.
Cyberattackers are also increasingly exploiting vulnerabilities in commercially available software from shared or open-source code. We rely on third party commercial software that have had and may have such vulnerabilities, but as use of open-source code is frequently not disclosed, our ability to fully assess this risk to our systems is limited. Although these vulnerabilities did not result in any significant adverse effects on us, there can be no assurances that a similar future vulnerability in the software and services that we use would not result in a material adverse effect on our business or results of operations.
Domestic and global government regulators, our business partners, suppliers with whom we do business, companies that provide us or our partners with business services and companies we have acquired or may acquire face similar risks. Security breaches of their systems or service outages have adversely affected systems and could, in the future, affect our systems and security, leave us without access to important systems, products, raw materials, components, services or information, or expose our confidential data or sensitive personal information. For example, we have experienced cybersecurity incidents at third-party vendors that provide testing, analytical, information technology and clinical data services, which required us to temporarily disconnect our systems from those vendors. Although these incidents did not result in breaches of our systems or significantly affect product availability, a prolonged or more widespread service outage affecting these or other vendors, particularly where a vendor is a single source for critical services, could have a material adverse effect on our business or results of operations. In 2024, Change Healthcare, a large U.S. insurance claim and co-pay card processing clearinghouse, experienced a ransomware attack that has caused significant disruptions to healthcare provider and pharmacy operations. While Change Healthcare does not directly provide us with services, disruptions to co-pay card support, insurance billing and Medicaid rebate processing led to lost sales and required us to take action to help patients access their medications and to provide extended payment terms to certain customers. Although services have been rerouted and restored, and the impact on our business was immaterial, similar disruptions may occur in the future stemming from the interconnectedness of the U.S. healthcare ecosystem and industry reliance on centralized claims processing systems and networks, and such future disruptions may have a material adverse effect on our business or results of operations. In addition, we distribute our products in the United States primarily through three pharmaceutical wholesalers, and a security breach that impairs the distribution operations of our wholesalers could significantly impair our ability to deliver our products to healthcare providers and patients. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and sensitive data.
Although we have experienced system breakdowns, attacks and information security breaches, we do not believe such breakdowns, attacks and breaches have had a material adverse effect on our business or results of operations. We will continue to experience varying degrees of cyberattacks and other incidents in the future. Even though we continue to invest in the monitoring, protection and resilience of our critical and/or sensitive data and systems, there can be no assurance that our efforts will detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks and/or breaches of our systems that could adversely affect our business and operations and/or result in the loss or exposure of critical, proprietary, private, confidential or otherwise sensitive data, which could result in material financial, legal business or reputational harm to us or negatively affect our stock price. While we maintain cyber-liability insurance, our insurance is not sufficient to cover us against all losses that could potentially result from a service interruption, breach of our systems or loss of our critical or sensitive data.
We are also subject to various laws and regulations globally regarding cybersecurity, privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection continues to evolve and receive significant attention globally. For example, we are subject to the EU’s GDPR and the California Consumer Privacy Act, as amended (CCPA), both of which impose comprehensive data protection obligations and provide for substantial penalties for noncompliance. Similar consumer privacy and data protection laws have been enacted or proposed in more than half of U.S. states, many of which impose obligations and restrictions that are comparable to, or in some cases more stringent than, those under the CCPA. Outside the United States, other jurisdictions where we operate have passed, or continue to propose, data privacy or cybersecurity legislation and/or regulations. For example, in China, the Personal Information Protection Law and the Data Security Law, which regulate data processing activities associated with personal and nonpersonal data, builds upon the existing Cybersecurity Law. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
We are adopting and exploring the use of AI in our business, and as an emerging and rapidly evolving technology, our use of AI introduces potential opportunities but also presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could prevent us from effectively utilizing AI in our business or result in lower quality decision-making. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information. Further, several governments and regulatory authorities have proposed or passed laws and regulations governing the use of AI. For example, the European Parliament has adopted the Artificial Intelligence Act establishing EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of AI, and U.S. federal and state governments, including California, have enacted or are considering laws regulating the development and use of AI. In 2024, the EU also revised its Cybersecurity Directive NIS2 rules that create new cybersecurity risk management and reporting obligations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
Our sales and operations are subject to the risks of doing business internationally, including in new or emerging markets.
As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction, both independently and through collaborations such as our collaboration with BeOne, of our products in new markets, we face numerous risks to our business. There is no guarantee that our efforts and strategies to expand sales in new or emerging markets will succeed. Our international business, including in China and emerging market countries, may be especially vulnerable to periods of global, national, and local political, legal, regulatory and financial instability, including issues of geopolitical relations, the imposition of international sanctions in response to certain state actions and/or sovereign debt issues, and management of health and healthcare policies. For example, the BIOSECURE Act, signed into law in December 2025 and subject to phased implementation over the next several years through agency guidance and rulemaking, prohibits federal contracting with companies that have commercial connections with enumerated “biotechnology companies of concern” located in certain geographies, including China, could restrict our ability to contract or collaborate with such biotechnology companies in the future. If relations between the United States and other governments deteriorate, our business and investments in such markets may also be adversely affected. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements, including those previously utilized by companies we partner with or acquire in emerging markets. See We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Our expansion efforts in China and new and emerging markets around the world are dependent upon the existence or establishment of an environment that is predictable, navigable and supportive of biopharmaceutical innovation, sustained access for our products and predictable pricing controls. China has implemented and enforced regulations governing human genetic resources, including strict requirements with respect to the collection, use and transmission of Chinese human genetic materials and data, and has expanded regulations on the conduct of biotechnology R&D activities in China. For example, between 2020 and 2022, we experienced delays in our applications to the Human Genetic Resources Administration of China that sought approval to conduct clinical trials in China. Further, recent increases in tariffs imposed on certain goods imported into the United States, including inputs relevant to biopharmaceutical manufacturing, have raised our production costs to a limited degree in 2025, and, going forward, such tariffs, together with the imposition of tariffs from agreements the Administration has made with other countries and other potential future tariffs, could further increase our production costs and/or potentially disrupt the operation of our supply chain. See Global economic conditions may negatively affect us and may magnify certain risks that affect our business. Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, trade restrictions or other barriers designed to protect industry in the home country against foreign competition, far-reaching antibribery and anticorruption laws and regulations and/or evolving legal and regulatory environments. For example, cross-border data transfer compliance requirements in China, as well as the DOJ final rule on preventing access to Americans’ bulk sensitive personal data by “countries of concern,” may also impose additional costs of doing business, including costs associated with localizing operations.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities and individuals. Additionally, the recent armed conflict in the Middle East has caused regional disruptions to economic activity. For a description of the conflict’s impact on our third-party contract manufacturing of KRYSTEXXA, see Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. These conflicts, in addition to other geopolitical tensions, may also precipitate or amplify the other risks described herein, including risks relating to global economic conditions, cybersecurity, clinical trials and supply chains, which could adversely affect our business, operations and financial condition and results.
We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar in the non-U.S. jurisdictions where we do business. While we have a program in place that is designed to reduce our exposure to foreign currency exchange rate fluctuations through foreign currency hedging arrangements, our hedging efforts do not completely offset the effect of these fluctuations on our revenues and earnings. Overall, the legal and operational challenges of our international business operations, along with government controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintaining necessary regulatory or pricing approvals of our products, may result in material adverse effects on our international product sales, business and results of operations. In addition, pricing pressures and price controls in non-U.S. jurisdictions could adversely affect our sales and revenues, and further, to the extent that those prices are included in MFN calculations, such inclusion may affect our strategy with respect to such jurisdictions.
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
We expect to access the capital markets, from time to time, to supplement our existing funds and cash generated from operations to satisfy our needs for working capital; capital expenditure and debt service requirements; our plans to pay dividends and repurchase stock; and other strategic business initiatives we plan to pursue, including acquisitions and licensing activities. In the event of adverse capital and credit market conditions, we may be unable to obtain capital market financing on favorable terms, or at all, which could have a material adverse effect on our business and results of operations or our ability to complete business acquisitions. Changes in credit ratings issued by nationally recognized credit-rating agencies could also adversely affect our ability to obtain capital and credit market financing and the cost of such financing and have an adverse effect on the market price of our securities.
RISKS RELATED TO COMPETITION
Our products face substantial competition and our product candidates are also likely to face substantial competition.
We operate in a highly competitive environment. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. We expect that our products and product candidates will compete with existing drugs, new drugs currently in development, drugs currently approved for other indications that may later be approved for the same indications as those of our products and drugs approved for other indications that are used off-label. Large pharmaceutical companies and generics manufacturers of pharmaceutical products have expanded into, and are expected to continue expanding into, the biotechnology field, and some pharmaceutical companies and generics manufacturers have formed partnerships to pursue biosimilars. With the proliferation of companies pursuing biopharmaceuticals, several of our biosimilar products have entered, and a number of our product candidates are expected to enter, markets with one or more competitors or with competitors soon to arrive. In addition, some of our competitors may have technical, competitive or other advantages over us for the development of technologies and processes or greater experience in particular therapeutic areas, and consolidation among pharmaceutical and biotechnology companies can enhance such advantages. These advantages may make it difficult for us to compete with them successfully to discover, develop and market new products and for our current products to compete with new products or new product indications they may bring to market. As a result, our products have been competing and may continue to compete, and our product candidates may compete, against products or product candidates that offer higher rebates or discounts, lower prices, equivalent or superior efficacy, better safety profiles, easier administration, earlier market availability, established market position or other competitive features. If we are unable to compete effectively, this could reduce our sales, which could have a material adverse effect on our business and results of operations.

Our intellectual property positions may be challenged, invalidated or circumvented, or we may fail to prevail in current and future intellectual property litigation.
Our success depends in part on our ability to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of our products and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and often involve complex legal, scientific and factual questions. Driven by cost pressures, efforts to limit or weaken patent protection for our industry are increasing. For example, the COVID-19 pandemic resulted in increased interest in compulsory licenses, march-in rights or other governmental interventions, both in the United States and internationally, related to the procurement of drugs, and governments and international bodies have since adopted or considered regulations that could facilitate the use of such measures during public health or other emergencies. At the end of 2023, the prior Administration released a proposed framework that would consider price as a factor when determining whether to exercise march-in rights pursuant to the Bayh-Dole Act with respect to drugs or other taxpayer-funded inventions, and the status and potential implementation of such framework remains uncertain. Further, in early 2025, the Administration took actions affecting federal workforce staffing and operations. Significant reductions of, or disruptions to, staffing and resources available at the USPTO could lead to delays in the examination or approval of patent applications, or other challenges to securing and/or enforcing our intellectual property rights.
Third parties have challenged and may continue to challenge, invalidate or circumvent our patents (including any patent applications, term extensions, term adjustments and supplemental protection certificates) relating to our products, product candidates and technologies. See Part IV—Note 20, Contingencies and commitments, to the Consolidated Financial Statements. Challenges to patents have come from potential competitors or from parties other than those who sought to market a potentially-infringing product. In addition, in certain cases our patent positions have not protected us, and may not protect us, against competitors with similar products or technologies because competing products or technologies may not infringe our patents. For certain of our products and/or product candidates, third parties may obtain patents that claim the product, one or more of its uses, the drug delivery device used to administer the product, or our manufacturing process used to make the product, and they may seek to prevent us from commercializing the product and/or seek payment of a royalty on the product’s sales in one or more territories. Further, disputes may arise with third parties from whom we have licensed rights to intellectual property necessary for the development and commercialization of some of our products. In addition, our intellectual property licensing and related business practices have been, and may in the future be, subject to antitrust and competition law scrutiny, which could result in litigation, enforcement actions and/or restrictions on our business. Patent disputes are frequent, costly and can preclude, delay or increase the cost of commercialization of products. We have been in the past, are currently and expect to be in the future, involved in patent litigation. These matters have included, and may in the future include, litigation with manufacturers of products that purport to be biosimilars of certain of our products for patent infringement, invalidity, unenforceability and failure to comply with certain provisions of the BPCIA, and litigation with manufacturers of innovator products that allege patent infringement. A determination made by a court, agency or tribunal concerning infringement, validity, enforceability, injunctive or economic remedy, or the right to patent protection, for example, are typically subject to appellate or administrative review. Upon review, such initial determinations may be afforded little or no deference by the reviewing tribunal and may be affirmed, reversed or made the subject of reconsideration through further proceedings. A patent dispute or litigation has not discouraged, and may not in the future discourage, a potential violator from bringing the allegedly infringing product to market prior to a final resolution of the dispute or litigation. The period from inception until resolution of a patent dispute or litigation is subject to the availability and schedule of the court, agency or tribunal before which the dispute or litigation is pending. We have been, and may in the future be, subject to competition during this period and may not be able to recover fully from the losses, damages and harms we incur from infringement by the competitor product even if we prevail. Moreover, if we lose or settle current or future litigations at certain stages or entirely, we could be subject to competition and/or significant liabilities, be required to enter into third-party licenses for the infringed product or technology or be required to cease using the technology or product in dispute. In addition, we cannot guarantee that such licenses will be available on terms acceptable to us, or at all.
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
We currently face competition from biosimilars and generics in most of the territories in which we operate, including the United States and Europe, and we expect to face increasing biosimilar and/or generics competition this year and beyond. Expiration or successful challenge of applicable patent rights or expiration of an applicable exclusivity period has accelerated such competition, and we expect to face more litigation regarding the validity and/or scope of our patents. Our products have also experienced greater competition from lower cost biosimilars or generics that come to market when branded products that compete with our products lose their own patent protection. To the extent that governments adopt more permissive regulatory approval standards and competitors are able to obtain broader or expedited marketing approval for biosimilars and generics, the rate of increased competition for our products would likely accelerate. For example, both the EMA and FDA have increasingly supported streamlined biosimilar approval pathways in which comparative clinical efficacy testing may not be routinely required, and in recent years have, on a case by case basis, accepted applications without such testing.
In the EU, biosimilars are evaluated for marketing authorization pursuant to a set of general and product class-specific guidelines. In addition, in an effort to spur biosimilar utilization and/or increase potential healthcare savings, some EU countries and some Canadian provinces have adopted biosimilar uptake measures such as physician prescribing quotas or automatic pharmacy substitution of biosimilars for the corresponding reference products. Some EU countries impose automatic price reductions upon market entry of one or more biosimilar competitors. Regulatory authorities in the EU, including the EMA and the EU Heads of Medicines’ Agencies (HMA) have articulated a position that biosimilar medicines approved in the EU are “interchangeable” with their reference products and other biosimilars of the same reference product for purposes of prescribing. Increased regulatory clarity regarding interchangeability, together with national pricing, tendering and reimbursement policies, has coincided with continued growth in biosimilar utilization and increased competitive pressure on innovative biologic products in Europe. While the degree of competitive effects of biosimilar competition differs between EU countries and between products, biosimilar competition has had, and is expected to continue to have, an effect on the sales of innovative biologic products in Europe.
In the United States, the BPCIA authorizes the FDA to approve biosimilars via a separate, abbreviated pathway. See Item 1. Business—Government Regulation—Regulation in the United States—Approval of Biosimilars. In the United States, the FDA has approved numerous biosimilars, including biosimilar versions of Neulasta, EPOGEN, ENBREL, Prolia and XGEVA, and a growing number of companies have announced that they are also developing biosimilar versions of our products. For example, a number of biosimilar versions of Prolia and/or XGEVA have been approved in the United States and EU, and impact to our Prolia and XGEVA sales are expected to accelerate as the number of additional competitors continues to increase. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. Manufacturers of biosimilars have attempted, and may in the future attempt, to compete with our products by offering greater discounts or rebates, contracts that offer longer-term pricing or a broader portfolio of other products, or lower list prices. Companies pursuing development of biosimilar versions of our products have challenged and may continue to challenge our patents well in advance of the expiration of our material patents. For examples of and information related to our biosimilars and generics patent litigation, see Part IV—Note 20, Contingencies and commitments, to the Consolidated Financial Statements. See also Our intellectual property positions may be challenged, invalidated or circumvented, or we may fail to prevail in current and future intellectual property litigation.
Under the U.S. biosimilar regulatory framework, certain biosimilars have been approved as interchangeable with their reference products, which can allow pharmacists, subject to state law, to substitute those biosimilars for our products without prior prescriber approval and could increase competitive pressure on our products. In addition, critics of the 12-year exclusivity period for biologics may continue to seek to shorten that period or encourage narrower interpretations of the statutory provisions governing eligibility for exclusivity, and the FDA could adopt interpretations of the biologics exclusivity framework that limit the scope or duration of exclusivity for certain products or product changes. Legislative and regulatory initiatives may seek to further promote competition by facilitating generic and biosimilar approval and commercialization, including by reducing regulatory requirements, limiting the scope of patent protections or disputes, or adopting reimbursement, substitution or disclosure policies that favor biosimilars. Any such developments could accelerate biosimilar competition and adversely affect the sales of our products.

Upon the expiration or loss of patent protection and/or applicable exclusivity for one of our products, we can lose the majority of revenues for that product in a very short period of time. See Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. Additionally, if one of our products is the subject of an FDA Written Request for pediatric studies and we are unable to adequately complete these studies, we may not obtain the pediatric exclusivity award that extends unexpired regulatory exclusivity for the product (and existing patents for a small molecule product) by an additional six months. Further, the FDA released draft guidance contemplating that pediatric exclusivity may not be granted for studies conducted solely to fulfill Pediatric Research Equity Act (PREA) requirements.
While we are unable to predict the precise effects and timing of biosimilars and generics on our products, we are currently facing and expect to face greater competition in the United States, Europe and elsewhere as a result of biosimilar and generic competition and, in turn, downward pressure on our product prices and sales. This competition has had, and could increasingly have, a material adverse effect on our product sales, business and results of operations. State laws may also have an impact on our business. For example, certain states have enacted, or proposed, laws that restrict, or prohibit, “pay for delay” settlements of patent infringement claims filed by manufacturers of generics or biosimilars by creating the presumption that such agreements are anticompetitive. In addition, federal legislative proposals targeting such settlements continue to be introduced and advanced in Congress. These developments could result in prolonged litigation or fewer settlements of patent infringement disputes.
Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
Certain of our distributors, customers and payers have substantial purchasing leverage, due to the volume of our products they purchase or the number of patient lives for which they provide coverage. The substantial majority of our U.S. product sales is made to three pharmaceutical product wholesaler distributors: McKesson Corporation, Cencora, Inc. (formerly AmerisourceBergen Corporation) and Cardinal Health, Inc. These distributors, in turn, sell our products to their customers, which include physicians or their clinics, dialysis centers, hospitals and pharmacies. Similarly, as discussed above, there has been significant consolidation in the health insurance industry, including that a small number of PBMs now oversee a substantial percentage of total covered lives in the United States. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. For example, the six largest PBMs in the United States are now part of major health insurance providers, and the Federal Trade Commission’s interim report released in 2024 showed that they nationally account for 94% of prescription drug claims. The growing concentration of purchasing and negotiating power by these entities has, and may continue to, put pressure on our pricing due to their ability to extract price discounts on our products, fees for other services or rebates, negatively affecting our bargaining position, sales and/or profit margins. In addition, decisions by these entities to purchase or cover less or none of our products in favor of competing products could have a material adverse effect on our product sales, business and results of operations due to their purchasing volume. Further, if one of our significant wholesale distributors encounters financial or other difficulties and becomes unable or unwilling to pay us all amounts that such distributor owes us on a timely basis, or at all, it could negatively affect our business and results of operations. In addition, if one of our significant wholesale distributors becomes insolvent or otherwise unable to continue its commercial relationship with us in its present form, it could significantly disrupt our business and adversely affect our product sales, our business and results of operations unless suitable alternatives are timely found or lost sales are absorbed by another distributor.
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
•the product candidate was not economical for us to manufacture and/or commercialize;
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
Further, to increase the number of patients available for enrollment in our clinical trials, we have opened, and will continue to open, clinical sites and enroll patients in a number of locations where our experience conducting clinical trials is more limited, including India, China, South Korea, the Philippines, Singapore, Saudi Arabia and some Central and South American countries, either through utilization of third-party contract clinical trial providers entirely or in combination with local staff. Conducting clinical trials in locations where we have limited experience requires substantial time and resources to understand the unique regulatory environments of individual countries. For other examples of the risks of conducting clinical trials in China, see also Our sales and operations are subject to the risks of doing business internationally, including in emerging markets. Further, we must ensure the timely production, distribution and delivery of the clinical supply of our product candidates to numerous and varied clinical trial sites. Additionally, regional disruptions, including natural and man-made disasters, health emergencies (such as novel viruses or pandemics), or geopolitical conflicts (such as the ongoing armed conflicts in Ukraine and the Middle East) have significantly disrupted the timing of clinical trials, and in the future could disrupt the timing, execution and outcome of clinical trials. If we fail to adequately manage the design, execution and diverse regulatory aspects of our clinical trials or to manage the production or distribution of our clinical supply, or such sites experience disruptions as a result of a natural/man-made disaster, health emergency or geopolitical conflict, corresponding regulatory approvals may be delayed or we may fail to gain approval for our product candidates or could lose our ability to market existing products in certain therapeutic areas or altogether. If we are unable to market and sell our products or product candidates or to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations could be materially and adversely affected.
We rely on independent third-party clinical investigators to recruit patients and conduct clinical trials on our behalf in accordance with applicable study protocols, laws and regulations. We also rely on unaffiliated third-party vendors to perform certain aspects of our clinical trial operations, including that such vendors have appropriate experienced staff to execute on such activities. Further, the disease states that we are studying, such as cancers, require complex treatment protocols that may be difficult to consistently apply across global trial sites, which can impact the quality, interpretability, timing and/or registrability of the data generated. In some circumstances, we enter into co-development arrangements with other pharmaceutical and medical devices companies that provide for the other company to conduct certain clinical trials for the product we are co-developing or to develop a diagnostic test used in screening or monitoring patients in our clinical trials. See Some of our pharmaceutical pipeline and our commercial product sales rely on collaborations with third parties, which may adversely affect the development and sales of our products. We also may acquire companies that have past or ongoing clinical trials or rights to products or product candidates for which clinical trials have been or are being conducted. These trials may not have been conducted to the same standards as ours; however, once an acquisition has been completed we assume responsibility for the conduct of these trials, including any potential risks and liabilities associated with the past and prospective conduct of those trials. If regulatory authorities determine that we or others, including our licensees or co-development partners, or the independent investigators or vendors selected by us, our co-development partners or by a company we have acquired or from which we have acquired rights to a product or product candidate, have not complied with regulations applicable to the clinical trials, those authorities may refuse or reject some or all of the clinical trial data or take other actions that could delay or otherwise negatively affect our ability to obtain or maintain marketing approval of the product or indication. In addition, delays or failures to develop diagnostic tests or delivery devices for our clinical trials can affect the timely enrollment of such trials and lead to delays or inability to obtain marketing approval. If we were unable to market and sell our products or product candidates, our business and results of operations could be materially and adversely affected.
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
Clinical trials must generally be designed based on the current standard of medical care. However, in certain diseases, such as cancer, the standard of care is evolving rapidly. In some cases, we may design a clinical trial based on the standard of care we anticipate will exist at the time our study is completed. The duration of time needed to complete certain clinical trials may result in the design of such clinical trials being based on standards of medical care that are no longer or that have not become the current standards by the time such trials are completed, limiting the utility and application of such trials. Additionally, the views of regulatory agencies relating to the requirements for accelerated approval have evolved over time, and trial designs that were sufficient to support accelerated approvals for some oncology products may not be considered sufficient for later candidates. In addition, access to expedited regulatory programs, including priority review vouchers and other programs tied to agency-designated national or public health priorities, is subject to evolving agency eligibility criteria and guidance, and may not be available for our product candidates or may not result in expedited review or approval. We may not obtain favorable clinical trial results and therefore may not be able to obtain regulatory approval for new product candidates or new indications for existing products and/or maintain our current product labels. Participants in clinical trials of our products and product candidates may also suffer adverse medical events or side effects that could, among other factors, delay or terminate clinical trial programs and/or require additional or longer trials to gain approval.
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
Obtaining and maintaining regulatory approvals have been, and will continue to be, increasingly difficult, time-consuming and costly. Legislative bodies or regulatory agencies could enact new laws or regulations, change existing laws or regulations or change their interpretations of laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products or product candidates. The rate and degree of change in existing laws and regulations and regulatory expectations have accelerated in established markets, and regulatory expectations continue to evolve in emerging markets. We are unable to predict whether and when any further changes to laws or regulatory policies affecting our business could occur, such as changes to laws or regulations governing manufacturer communications concerning drug products and drug product candidates and whether such changes could have a material adverse effect on our product sales, business and results of operations. Further, we are reliant on regulators having the resources necessary to evaluate and approve our products. In the United States, federal government shutdowns have occurred and such shutdowns have disrupted certain regulatory activities. Any future government shutdowns or workforce constraints may delay or disrupt regulatory activities, including those with respect to our ongoing clinical programs, the manufacture of our products and product candidates and product approvals.
Recent initiatives to reduce the size and budgets of government agencies, including the HHS, FDA and NIH, may adversely impact our operations. In particular, reductions in staffing and resources at the FDA could result in delays in regulatory review timelines and marketing application and supplement approvals. Changes in leadership at the FDA may also result in shifts in perspectives on the drug approval process and regulatory priorities. Further, implementation of new policy initiatives without guidance or rulemaking has reduced transparency and increased uncertainty with respect to agency actions. Additionally, funding reductions and caps on research overhead costs imposed on the NIH and its programs may result in grant funding cutbacks for scientific and disease-related research at academic institutions and research centers, and such reductions, over the longer term, may slow the overall discovery and development of new therapies and/or slow or interrupt the flow of innovation into the pharmaceutical development pipeline. These developments and others associated with the reduction of personnel and budgets at the regulatory agencies that oversee our industry and operations may adversely affect our business activities, including our ongoing and future clinical research and drug development programs, research collaborations, manufacturing activities and regulatory submissions.
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
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator sponsored studies, or as our marketed products are used in clinical practice. We are required continuously to collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In the United States, for our products with approved Risk Evaluation and Mitigation Strategies (REMS, see Item 1. Business—Government Regulation—Post-approval Phase), we are required to submit periodic assessment reports to the FDA to demonstrate that the goals of the REMS are being met. REMS and other risk management programs are designed to help ensure that a drug’s benefits outweigh the risks and vary in the elements they contain. If the FDA is not satisfied with the results of the periodic assessment reports we submit for any of our REMS, the FDA may also modify our REMS or take other regulatory actions, such as implementing revised or restrictive labeling. The drug delivery devices approved for use in combination with our products are also subject to regulatory oversight and review for safety and malfunctions. See Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks. If regulatory agencies determine that we or other parties (including our clinical trial investigators, those operating our patient support programs or licensees of our products) have not complied with the applicable reporting, other pharmacovigilance or other safety or quality assessment requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety problems or signals occurring with respect to products that are similar to ours or that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:
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
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of a number of products currently manufactured, marketed and sold by other pharmaceutical companies. In some markets outside the United States and EU, there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the BPCIA provides for such a pathway. Discussions within the FDA and other regulatory authorities, and between regulatory authorities and sponsors, continue as to the evidence needed to demonstrate biosimilarity or interchangeability for specific products. See We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future. Delays or uncertainties in the development or implementation of such pathways, or changes in existing regulatory pathways, including degradation of regulatory standards, could result in delays or difficulties in getting our biosimilar products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Further, we cannot predict the extent to which any potential legislative or policy initiatives would affect the biosimilar pathway or have a material adverse effect on our development of biosimilars, on our marketed biosimilars or on our pursuit of interchangeability designations for any biosimilar. In addition, if we are unable to bring our biosimilar products to market on a timely basis and secure “first-to-market” or other advantageous positions, our future biosimilar sales, business and results of operations could be materially and adversely affected.
Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks.
Many of our products and product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. For example, Neulasta is available as part of the Neulasta Onpro kit, our AutoTouch reusable autoinjector is used with ENBREL Mini single-dose prefilled cartridges, Repatha can be administered with the Repatha SureClick autoinjector, and WEZLANA uses our ConfiPen drug delivery device. In addition, some of our products or product candidates, including many of our oncology product candidates and products, including LUMAKRAS/LUMYKRAS, may also require the use of a companion or other diagnostic device such as a device that determines whether the patient is eligible to use our drug or that helps ensure its safe and effective use. In some regions, including the United States, regulatory authorities may require contemporaneous approval of the companion diagnostic device and the therapeutic product; in others the regulatory authorities may require a separate study of the companion diagnostic device. Our product candidates or expanded indications of our products used with such devices may not be approved or may be substantially delayed in receiving regulatory approval if development or approval of such devices is delayed, such devices do not also gain or maintain regulatory approval or clearance, or if such devices do not remain commercially available. When approval of the product and device is sought under a single marketing drug application, the increased complexity of the review process may delay receipt of regulatory approval. In addition, some of these devices may be provided by single-source unaffiliated third-party companies. We are dependent on the sustained cooperation and effort of those third-party companies to supply and/or market the devices and, in some cases, to conduct the studies required for approval or clearance by the applicable regulatory agencies. We are also dependent on those third-party companies continuing to meet applicable regulatory or other requirements. See We rely on third-party suppliers for certain of our raw materials, medical devices and components. Failure to successfully develop, modify, or supply the devices, delays in or failures of the Amgen or third-party studies, or failure by us or the third-party companies to obtain or maintain regulatory approval or clearance of the devices could result in increased development costs; delays in, or failure to obtain or maintain, regulatory approval; and/or associated delays in a product candidate reaching the market or in the addition of new indications for existing products. We are also required to collect and assess user complaints, adverse events and malfunctions regarding our devices, and actual or perceived safety problems or concerns with a device used with our product can lead to regulatory actions and adverse effects on our products. See Our current products and products in development cannot be sold without regulatory approval. Additionally, regulatory agencies conduct routine monitoring and inspections to identify and evaluate potential issues with our devices. For example, in 2017, the FDA reported on its adverse event reporting system that it was evaluating our Neulasta Onpro kit. Subsequently, we implemented device and labeling enhancements to address product complaints received on this device. We continuously monitor complaints and adverse events and implement additional enhancements as needed. Loss of regulatory approval or clearance of a device that is used with our product may also result in the removal of our product from the market. Further, failure to successfully develop, supply, or gain or maintain approval for these devices could adversely affect sales of the related approved products. See also We rely on third-party suppliers for certain of our raw materials, medical devices and components.
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
In addition, we currently perform a substantial majority of our commercial manufacturing activities at our facility in the U.S. territory of Puerto Rico. Puerto Rico has experienced, and continues to be vulnerable to, natural disasters, including hurricanes and earthquakes, that have disrupted the functioning of critical infrastructure such as electric power, water supply, communications networks and transportation systems. The ongoing instability of the island’s electric grid has required, at times, sustained reliance on backup generation, and disruptions affecting the island have also impacted certain third-party suppliers and logistics providers. In addition, public health emergencies, labor disruptions, economic challenges and other events affecting Puerto Rico could further disrupt our manufacturing operations, the availability of labor and utilities, and/or the transportation of supplies and finished products. Although our ability to manufacture and supply our products has not, to date, been significantly affected by such events, these challenges, or a combination of these challenges, or other issues that create a substantial disruption to our ability to operate our Puerto Rico manufacturing facility or get supplies and manufactured products transported to and from that location, could make it more expensive or difficult for us to operate in Puerto Rico, and could materially and adversely affect our ability to supply our products and affect our product sales. See Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
We rely on third-party suppliers for certain of our raw materials, medical devices and components.
We rely on unaffiliated third-party suppliers for certain raw materials, medical devices and components necessary for the manufacturing of our commercial and clinical products. Certain of those raw materials, medical devices and components are proprietary products of those unaffiliated third-party suppliers and are specifically cited in our drug applications with regulatory agencies so that they must be obtained from that specific sole source or sources and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. For example, we rely on a single source for the SureClick autoinjectors used in the drug delivery of a number of our products, including Repatha and ENBREL. Also, certain of the raw materials required in the commercial and clinical manufacturing of our products are sourced from other countries and/or derived from biological sources, including mammalian tissues, bovine serum and human serum albumin.
Among the reasons we may be unable to obtain these raw materials, medical devices and components include:
•regulatory requirements or action by regulatory agencies or others;
•adverse financial or other strategic developments at, or affecting, the supplier, including bankruptcy;
•unexpected demand for, or shortage of, raw materials, medical devices or components;
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
For example, in prior years we have experienced shortages in certain components necessary for the formulation, fill and finish of certain of our products in our Puerto Rico facility, and we have also experienced shortages related to single use systems and packaging which has caused disruptions to our manufacturing plans. Further quality issues that result in unexpected additional demand for certain components have resulted in shortages and, in the future, may lead to shortages of required raw materials or components. We may experience similar or other shortages in the future resulting in delayed shipments, supply constraints, clinical trial delays, contract disputes and/or stock-outs of our products. These, or other similar events, could negatively affect our ability to satisfy demand for our products or conduct clinical trials, which could have a material adverse effect on our product sales, business and results of operations.
Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
Manufacturing biologic and small molecule human therapeutic products is difficult, complex and highly regulated. We manufacture many of our commercial products and product candidates internally. In addition, we use third-party contract manufacturers to produce, or assist in the production of, a number of our products, and we currently use contract manufacturers to produce, or assist in the production of, a number of our late-stage product candidates and drug delivery devices. The number of third-party contract manufacturers that we use has increased with our acquisition of Horizon, as Horizon required contract manufacturers for all of its products. See Item 1. Business—Manufacturing, Distribution and Raw Materials—Manufacturing; and Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. Our ability to adequately and timely manufacture and supply our products (and product candidates to support our clinical trials) is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers. For example, our acquisition of Horizon resulted in the addition of more than 30 contract manufacturing organizations (CMOs) to our operations, many of which are single-source suppliers, including the CMO that produces TEPEZZA drug substance and the CMO that produces all of our KRYSTEXXA drug substance in Israel, which is affected by the current conflict in the Middle East. Our manufacturing and supply operations may be affected by:
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
If any of these or other problems affect production in one or more of our facilities or those of our third-party contract manufacturers, or if we do not accurately forecast demand for our products or the amount of our product candidates required in clinical trials, we may be unable to start or increase production in our unaffected facilities to meet demand, particularly where such facilities are operating at or near capacity. If the efficient manufacture and supply of our products or product candidates is interrupted, we may experience delayed shipments, delays in our clinical trials, supply constraints, stock-outs, adverse event trends, contract disputes and/or recalls of our products. From time to time, we have initiated recalls of certain lots of our products. For example, in July 2014 we initiated a voluntary recall of an Aranesp lot distributed in the EU after particles were detected in a quality control sample following distribution of that lot, and in April 2018 we initiated a precautionary recall of two batches of Vectibix distributed in Switzerland after potential crimping defects were discovered in the metal seals on some product vials. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could have a material adverse effect on our product sales, business and results of operations.
We are expanding our manufacturing capabilities to support current and anticipated demand for our products and product candidates. These expansion efforts are complex, capital-intensive and subject to significant risks, including construction, validation and quality assurance challenges; delays or unfavorable outcomes from regulatory inspections or approvals; labor availability and workforce readiness issues; supply chain disruptions; and contractual disputes with suppliers or contractors. We may be unable to realize anticipated efficiencies or returns on our investments if there are delays or failures of our product development programs or our receipt of regulatory approvals, if our new or expanded facilities require extended periods to achieve planned production capacity or expected yields, or if demand for our products or product candidates changes or fails to materialize. These efforts often rely on a single or limited number of vendors and suppliers, and identifying or qualifying alternatives may not be feasible or may require significant time and expense due to the specialized nature of our manufacturing requirements. In addition, tariffs on imported equipment, construction materials or key inputs have increased our costs to a limited extent in 2025, and, going forward, such tariffs, or other tariffs imposed in the future, could further increase costs, potentially disrupt supply chains, and put at risk the timely and cost-effective execution of these projects.
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

In addition, regulatory agencies conduct routine monitoring and inspections of our manufacturing facilities and processes as well as those of our third-party contract manufacturers and service providers. If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations, they may mandate corrective actions and/or issue warning letters, or even restrict, suspend or revoke our prior approvals, prohibiting us from manufacturing our products or conducting clinical trials or selling our marketed products, either until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. See Our current products and products in development cannot be sold without regulatory approval. Such issues may also delay the approval of product candidates we have submitted for regulatory review, even if such product candidates are not directly related to the products, devices or processes at issue with regulators. Regulatory authorities may also interpret issues identified with respect to a single manufacturing line as reflecting broader quality or procedural concerns that apply to other lines or facilities, which could delay approvals or adversely affect operations at other facilities. Because our third-party contract manufacturers and certain of our third-party service providers are subject to the FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis, or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, delays in our clinical trials, supply constraints, contract disputes, stock-outs and/or recalls of our products. Additionally, we distribute a substantial volume of our commercial products through our primary distribution centers in Louisville, Kentucky for the United States and in Breda, Netherlands for Europe and much of the rest of the world. We also conduct most of the labeling and packaging of our products distributed in Europe and much of the rest of the world in Breda. Our ability to timely supply products is dependent on the uninterrupted and efficient operations of our distribution and logistics centers, our third-party logistics providers and our labeling and packaging facility in Breda. Further, we rely on commercial transportation, including air and sea freight, for the distribution of our products to our customers, which has been negatively affected by pandemics, labor unrest, natural disasters and geopolitical security threats.
Changes in laws or regulations with respect to the use and/or presence of certain chemicals in our products or the components used in the research, development, manufacture and/or packaging of our products could also disrupt or restrict our ability to develop, produce or sell our products. For example, the EU, Canada, the U.S. Congress, the U.S. Environmental Protection Agency, and several U.S. states are considering legislation and/or policies to address the reporting, presence, and/or use, of certain chemicals in certain of the components used in the manufacture or packaging of commercial products, including chemicals known as per- and polyfluorinated substances (PFAS). In 2024, Canada (through Environment and Climate Change Canada) issued a notice requiring reporting on PFAS manufacture, import, and use in Canada. In addition, proposed legislation in several jurisdictions are under consideration to prohibit or otherwise regulate the importation, manufacture, or distribution of goods containing PFAS, and some such proposals do not provide exemptions for drug products, medical devices, their packaging, or the materials used in the research, development, or manufacture of such products or devices. For example, the EU is considering a ban on PFAS in the manufacturing and packaging of pharmaceutical products that could affect pharmaceutical research and development activities and commercial distribution. Some proposals, if enacted without exemptions for pharmaceutical products, and materials used in their research, development, and manufacture, or without adequate time to research and develop or otherwise identify alternative materials or suppliers, may cause significant disruptions to our ability to manufacture and supply products to the affected jurisdictions, potentially resulting in a material adverse effect on our business.
There have also been legislative and administrative proposals seeking to incentivize greater drug manufacturing in the United States with the stated goal of improving supply reliability in the United States. For example, one legislative proposal would have prohibited the U.S. Department of Veterans Affairs from purchasing certain drugs that have active pharmaceutical ingredients manufactured outside the United States. While we perform a substantial majority of our commercial manufacturing activities in the United States, including in the U.S. territory of Puerto Rico, and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California, the passage of such legislation could result in foreign governments enacting retaliatory legislation or regulatory actions, which may have an adverse effect on our product sales, business and results of operations.
Our business and operations may be negatively affected by the failure, or perceived failure, of achieving our sustainability objectives.
We continue to work towards operating our business in a sustainable manner. Stakeholders, including our investors and our employees, have increasingly focused on, and are expected to continue to focus on, our sustainability practices. Policymakers, regulators and investors globally have increased their focus on sustainability matters, resulting in rapidly evolving and diverging expectations and standards. For example, California recently enacted the Climate Corporate Data Accountability Act that requires, among other things, disclosure of greenhouse gas emissions. In contrast, a number of states have adopted or proposed laws or policies that restrict the consideration of sustainability or other non-financial factors in connection with certain investment or business decisions, which may conflict with the expectations of some of our stakeholders. If our sustainability practices fail to meet stakeholders’ expectations and applicable standards, or if we fail to comply with sustainability-related regulations across our global business, there could be a material adverse effect on our reputation, business and, ultimately, our stock price.
Our sustainability report is made available on our website and describes our current sustainability goals and the progress we have made on the sustainability issues that we believe our external and internal stakeholders consider to be important, based on surveys, interviews and certain frameworks for corporate responsibility. Achieving our sustainability goals requires long-term investments and broad, coordinated activity, and we may be required to incur additional costs or allocate additional resources towards monitoring, reporting and implementing our sustainability programs. Further, we may fail to accurately assess our stakeholders’ sustainability priorities and concerns, as such priorities and concerns have been rapidly changing. While we have achieved most of our goals set in prior years, whether we can achieve our current and future sustainability goals continues to be uncertain and remains subject to numerous risks, including evolving regulatory requirements and social expectations affecting sustainability practices, our ability to recruit, develop and retain a diverse workforce, the availability of suppliers and collaboration partners that can meet our environmental goals, the effects of the organic growth of our business and potential acquisitions of other businesses on our sustainability performance, and the availability and cost of technologies or resources, such as carbon credits, that support our goals. Any failure or perceived failure to meet our sustainability program priorities could result in a material adverse effect on our reputation, business and stock price.
The effects of global climate change and related natural disasters could negatively affect our business and operations.
Many of our operations and facilities, including those essential to our manufacturing, R&D and distribution activities, are in locations that are subject to natural disasters, including droughts, fires, extreme temperatures, hurricanes, tropical storms and/or floods. For example, in 2017 Hurricane Maria caused catastrophic damage, compounded in 2022 by Hurricane Fiona, to the U.S. territory of Puerto Rico, where we perform a substantial majority of our commercial manufacturing activities. Although our site was well-protected and suffered minimal damage, there can be no assurances that we would have similar results in the face of future natural disasters. The severity and frequency of weather-related natural disasters has been amplified, and is expected to continue to be amplified by, global climate change. For example, in January 2025, Los Angeles county experienced unprecedented wildfires, and while the natural disaster did not impact our facilities or their operations, a number of our staff members lost their homes or were subject to evacuation orders and/or multiple-day power outages. Such natural disasters have caused, and in the future may cause, damage to and/or disrupt our operations, which may result in a material adverse effect on our product sales, business and results of operations. Our suppliers, vendors and business partners also face similar risks, and any disruption to their operations could have an adverse effect on our supply and manufacturing chain. Further, many of our key facilities are located on islands, including Puerto Rico, Singapore and Ireland, which rely on essential port facilities that may be vulnerable to climate change-related or other natural disasters. Although we have detailed business continuity plans in place and periodic assessments of our natural disaster risk, any natural disaster may also result in prolonged interruption to our critical operational and business activities, and we may be required to incur significant costs to remedy the effects of such natural disasters and fully resume operations, which may result in a material adverse effect on our product sales, business and results of operations. See We perform a substantial majority of our commercial manufacturing activities at our facility in the U.S. territory of Puerto Rico and a substantial majority of our clinical manufacturing activities at our facility in Thousand Oaks, California; significant disruptions or production failures at these facilities could significantly impair our ability to supply our products or continue our clinical trials and Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
GENERAL RISK FACTORS
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been affected, and may continue to be affected, by uncertain global economic conditions, including those arising from geopolitical and trade policy tensions and market volatility. In addition, fiscal and budgetary pressures in the United States and other jurisdictions, including uncertainty around, or reprioritization of, government funding and constrained government resources, may disrupt government operations and regulatory activities and increase pressure on healthcare budgets and reimbursement policies. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. Our operational costs, including the cost of energy, materials, labor, distribution and our other operational and facilities costs are subject to market conditions and have been adversely affected by tariffs to a limited extent. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. On April 2, 2025, the Administration issued an executive order (the April 2025 Tariff EO) imposing a universal 10% tariff on all imported goods, with certain exceptions including pharmaceuticals. The April 2025 Tariff EO imposed additional higher tariffs on approximately 60 countries with which the United States has trade deficits. Recent and ongoing changes in U.S. trade and tariff policies, including the imposition, modification, suspension and threatened expansion of tariffs on imported goods, as well as retaliatory measures by foreign governments, have increased uncertainty in the overall business and operating environment. Although certain pharmaceutical products are exempt from some tariffs, these measures have increased, and may continue to increase, our costs, including for materials, components and supplies used in research and development and manufacturing activities, have adversely affected, and may continue to adversely affect, our operations in various markets, and could disrupt global supply chains. On October 24, 2025, the Administration initiated, under the Trade Act of 1974, a Section 301 investigation of China’s implementation of the Economic and Trade Agreement between the U.S. and Chinese governments. This investigation, and any other 301 investigations initiated, may result in additional tariffs on imported goods from China and any other foreign markets subsequently investigated, respectively, potentially including pharmaceutical products and other goods that Amgen requires for the manufacture of our products. If subject to Section 301 tariffs, China, and other affected foreign governments, may retaliate against such tariffs by imposing tariffs of their own on U.S.-made goods. Given the many uncertainties and variables, it is currently unclear the extent, and degree, to which existing and future tariffs will disrupt and adversely affect our business activities (including product sales, and conduct of clinical trial and research and development activities), and the global economic environment, and/or amplify the other risks described herein.
We maintain a significant portfolio of investments on our consolidated balance sheets. Global capital markets have experienced, and may continue to experience, periods of volatility and disruption, including as a result of interest rate fluctuations, inflation, liquidity conditions, credit market stress and geopolitical events. Certain of our assets, including equity investments, are exposed to market fluctuations that, in a sustained or recurrent series of market disruptions, could result in impairments or losses on sale. The value of our investments may also be adversely affected by interest rate fluctuations, inflation, downgrades in credit ratings, illiquidity in the capital markets, geopolitical events and other factors that may result in other-than-temporary declines in the value of our investments. Any of those events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on sales of investments. We also maintain a majority of our cash and cash equivalents in accounts with major multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can adversely affect the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Inability to access, or a delay in accessing these funds, could adversely affect our business and financial position.
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
To evaluate the progress of its activities, our ATMOS function uses various industry and regulatory frameworks as guides to assess the state of the Company’s cybersecurity program maturity and controls, including our organizational, people, physical and technological controls. The CDT team also conducts reviews and evaluations of our cybersecurity resilience program with Amgen’s Cybersecurity & Digital Trust Governance Council (which includes leaders from CDT, Worldwide Compliance and Business Ethics, Regulatory Affairs, Operations, R&D, Global Commercial Operations, Corporate Audit, Finance, Law and Business Development functions).
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
Our CISO, who heads our CDT team and is accountable for the Company’s cybersecurity risk management program, joined the Company’s information systems organization in 2016, is a Certified Information Systems Security Professional and is certified in risk and information systems control. Previously, our CISO served in both leadership and operational positions as a cybersecurity professional in the U.S. government and was a cybersecurity consultant, providing a wide range of cybersecurity services to various U.S. government agencies and departments. Our CISO is overseen by our CIO, who has 28 years of experience in information systems (including over 15 years at the Company and more than 6 years as a senior technology executive outside of Amgen), and holds a Computer Information Systems B.S. and an Information Technology Management MBA. Our Executive Vice President and Chief Technology Officer (CTO) leads our ATMOS function and oversees our CIO.
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
In 2025, we substantially transitioned or decommissioned the technology systems from the legacy Horizon environment to the Amgen environment. The remaining systems are being monitored by the Amgen cybersecurity team in accordance with the governance processes detailed above.

Item 2.	PROPERTIES
As of December 31, 2025, we owned or leased approximately 160 properties. The locations and primary functions of significant properties are summarized in the following tables:

U.S. Location:	Manufacturing	Administrative	R&D	Sales and marketing	Warehouse	Distribution center
Thousand Oaks, CA(1)	x	x	x	x	x	x
Juncos, Puerto Rico	x	x			x	x
West Greenwich, RI	x	x			x
Deerfield, IL		x	x	x
Cambridge, MA			x
New Albany, OH	x	x			x
San Francisco, CA			x
Tampa, FL		x		x
Louisville, KY					x	x
Other U.S. cities(2)		x	x	x

ROW Location:	Manufacturing	Administrative	R&D	Sales and marketing	Warehouse	Distribution center
Canada		x	x	x
China		x		x
Denmark		x	x	x
Germany		x	x	x
Iceland		x	x
India		x
Ireland	x	x		x	x	x
Netherlands	x	x		x	x	x
Singapore	x	x		x	x
Other countries(2)		x	x	x	x
____________
(1)    Corporate headquarters.
(2)    Includes smaller properties in other U.S. and ROW locations, primarily for administrative and sales and marketing.
Excluded from the information above are (i) undeveloped land and leased properties that have been abandoned and (ii) certain buildings we still own but that are no longer used in our business. Additionally, in 2025 we broke ground on our second drug substance manufacturing facility in Holly Springs, North Carolina; announced expansions of our manufacturing network in Ohio and the U.S. territory of Puerto Rico; and broke ground on a new, state-of-the-art science and innovation center at our corporate headquarters in Thousand Oaks, California. There are no material encumbrances on our owned properties.
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
Common stock
Our common stock trades on the Nasdaq Global Select Market under the symbol AMGN. As of February 10, 2026, there were approximately 3,824 holders of record of our common stock.
Performance graph
The following graph shows the value of an investment of $100 on December 31, 2020, in each of Amgen common stock, the Amex Biotech Index, the Amex Pharmaceutical Index and Standard & Poor’s 500 Index. All values assume reinvestment of the pretax value of dividends and are calculated as of December 31 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return
of a $100 Investment on December 31, 2020
200
180
160
140
120
100
80
2020
2021
2022
2023
2024
2025
Amgen (AMGN)
Amex Biotech (BTK)
Amex Pharmaceutical (DRG)
S&P 500 (SPX)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Amgen (AMGN)	$100.00	$100.87	$121.54	$137.97	$128.71	$166.88
Amex Biotech (BTK)	$100.00	$96.48	$92.61	$95.27	$101.21	$126.28
Amex Pharmaceutical (DRG)	$100.00	$123.37	$132.94	$143.21	$150.48	$186.40
Standard & Poor’s 500 (SPX)	$100.00	$128.68	$105.29	$133.03	$165.98	$195.62

The material in the above performance graph is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Stock repurchase program
During the year ended December 31, 2025, we had one outstanding stock repurchase program, under which repurchase activity was as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
October 1–October 31	—	$—	—	$6,779,253,902
November 1–November 30	—	$—	—	$6,779,253,902
December 1–December 31	—	$—	—	$6,779,253,902
	—		—
January 1–December 31(1)	—	$—	—
____________
(1)    During the year ended December 31, 2025, the Company purchased 1,700 shares at an average price paid of $284.67 per share from staff members to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.
Dividends
For the years ended December 31, 2025 and 2024, we paid quarterly dividends. We expect to continue to pay quarterly dividends, although the amount and timing of any future dividends are subject to approval by our Board of Directors. Additional information required by this item is incorporated herein by reference to Part IV—Note 17, Stockholders’ equity, to the Consolidated Financial Statements.
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

Overview
Amgen Inc. (including its subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) discovers, develops, manufactures and delivers innovative medicines to fight some of the world’s toughest diseases. We focus on areas of high unmet medical need and leverage our expertise to strive for solutions that dramatically improve people’s lives, while also reducing the social and economic burden of disease. We helped launch the biotechnology industry more than 45 years ago and have grown to be one of the world’s leading independent biotechnology companies. Our robust pipeline includes potential first-in-class medicines at all stages of development.
Our principal products are Prolia, Repatha, Otezla, ENBREL, EVENITY, XGEVA, TEPEZZA, BLINCYTO, Nplate, TEZSPIRE, KYPROLIS, Aranesp, KRYSTEXXA and Vectibix. We also market a number of other products, including but not limited to MVASI, PAVBLU, UPLIZNA, IMDELLTRA/IMDYLLTRA, AMJEVITA/AMGEVITA, TAVNEOS, Neulasta, LUMAKRAS/LUMYKRAS, RAVICTI, Parsabiv, Aimovig, WEZLANA/WEZENLA and PROCYSBI. For additional information about our products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products.
Our strategy is the integrated set of actions we take to improve our competitive position in the industry. In 2025, we generated strong sales growth across our product portfolio and regions; advanced our innovative pipeline; and continued to expand and enhance our world-class manufacturing network. We accomplished these objectives while maintaining a strategic and disciplined approach to capital allocation, including retiring $6.0 billion of debt.
In 2025, we achieved several significant regulatory, clinical and operational milestones. We obtained multiple regulatory approvals, including new indications for UPLIZNA and TEZSPIRE; a broadened FDA approval for Repatha; and full FDA approval for IMDELLTRA for the treatment of ES-SCLC. We also advanced our innovative pipeline, including the initiation of six global Phase 3 clinical studies for MariTide and the reporting of Phase 3 data across several programs. In addition, we continued to invest in expanding and enhancing our manufacturing capacity, including facilities in Ohio, North Carolina and the U.S. territory of Puerto Rico. Furthermore, in 2025 we also broke ground on a new state-of-the-art R&D facility in Thousand Oaks, California, to further enhance collaboration and innovation across R&D and process development activities. For additional information on our pipeline and clinical development updates, see Part I, Item 1. Business—Research and Development and Selected Product Candidates, and Part I, Item 1. Business—Significant Developments. For additional information on our manufacturing operations, see Part I, Item 1. Business—Manufacturing, Distribution and Raw Materials.
Total product sales increased 10% in 2025, driven by volume growth of 13%, partially offset by declines in net selling price of 3%.

Cash flows from operating activities in 2025 totaled $10.0 billion, which supported investment in our business, including capital expenditures of $1.9 billion to enhance and expand our manufacturing network, and allowed us to both reduce our debt and return capital to shareholders through the payment of cash dividends. For 2025, we retired $6.0 billion of debt and increased our quarterly cash dividend by 6% to $2.38 per share of common stock. In December 2025, the Board of Directors declared a cash dividend of $2.52 per share of common stock for the first quarter of 2026, an increase of 6% over the same period in the prior year, to be paid in March 2026.
Amgen’s approach to human capital management focuses on attracting, developing and retaining a highly skilled global workforce to support the discovery, development and commercialization of innovative medicines. Our compensation, benefits and development programs are designed to promote performance, accountability, adherence to Company values and alignment with shareholder interests. We believe our culture supports innovation, collaboration and productivity as we execute on our mission to serve patients. For additional information, see Part I, Item 1. Business—Human Capital Resources.
We have a long-standing ambition to be environmentally responsible, and we regularly set targets to challenge ourselves to deliver further improvements. As part of our environmental sustainability efforts, we have established long-term targets to meet by 2027, including achieving carbon neutrality, reducing water consumption by 40% and reducing waste disposed by 75%.2,3
Our long-term success depends, to a great extent, on our ability to continue to discover, develop and commercialize innovative products and acquire or collaborate on therapies currently in development by other companies. We must grow sales from existing and new products to achieve revenue growth and to offset revenue losses caused by products’ loss of their exclusivity or launches of competing products. For example, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe. Certain of our products face increasing pressure from competition, including biosimilars and generics. For additional information, including information on the expirations of patents for various products, see Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Patents, and Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products—Competition. We devote considerable resources to R&D activities, but successful product development in the biotechnology industry is highly uncertain. We also face increasing regulatory scrutiny of safety and efficacy both before and after products launch.
Tariffs and trade protection measures
Recent and ongoing changes in U.S. trade and tariff policies, including the imposition, modification, suspension and threatened expansion of tariffs on imported goods, as well as retaliatory measures by foreign governments, have increased uncertainty in the overall business and operating environment. Numerous tariffs and trade protection measures have been proposed, and in a number of cases, implemented by the United States and other countries, including the April 2025 Tariff EO, which imposed a universal 10% tariff on goods imported into the United States, with certain exceptions including pharmaceuticals. Further, there were previous proposals for sector-specific tariffs on our industry, and in December 2025, in recognition of our capital investments in U.S. manufacturing, we received relief from Section 232 tariffs, pending final determination under such section of the Trade Expansion Act of 1962, for approximately the next three years. Tariffs and trade protection measures may adversely affect our business and results of operations. For additional discussion of these and other risks, see Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and instability in the financial system, as well as rising healthcare costs, continue to pose challenges to our business. Uncertainty around tariffs and trade protection measures in the United States and other countries, including the imposition, modification, suspension and threatened expansion of tariffs on imported goods, along with ongoing geopolitical conflicts and rising geopolitical tensions, continue to create additional uncertainty in global macroeconomic conditions. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
Moreover, provisions of the IRA, as well as the expanded utilization of the 340B Program, have negatively affected, and are likely to continue to negatively affect, our business. For example, CMS has selected ENBREL and Otezla for Medicare price setting beginning in 2026 and 2027, respectively. In addition to the IRA, other recent and proposed U.S. policy actions focus on drug pricing, including the Most-Favored-Nations Prescription Drug Pricing Executive Order (MFN EO) and the July MFN Letter that was delivered to a number of pharmaceutical companies, including Amgen. In December 2025, we announced
2 Represents reductions against established baselines, taking into account only verified reduction projects and does not take into account changes associated with contraction or expansion of the Company.
3 Carbon neutrality goal refers to Scopes 1 and 2.

that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. While this development reflects ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of such evolving regulatory and policy expectations. For additional discussion of these and other risks, see Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. See Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K for further discussion of certain factors that could impact our future product sales.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Year ended December 31, 2025	Change	Year ended December 31, 2024
Product sales:
U.S.	$25,656	10%	$23,301
ROW	9,492	9%	8,725
Total product sales	35,148	10%	32,026
Other revenues	1,603	15%	1,398
Total revenues	$36,751	10%	$33,424
Operating expenses	$27,671	6%	$26,166
Operating income	$9,080	25%	$7,258
Net income	$7,711	89%	$4,090
Diluted EPS	$14.23	88%	$7.56
Diluted shares	542	0%	541
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
Total product sales increased 10% in 2025, driven by volume growth of 13%, partially offset by declines in net selling price of 3%. U.S. volume grew 13% and ROW volume grew 14%, driven by volume growth in certain brands, including Repatha, PAVBLU, EVENITY, IMDELLTRA/IMDYLLTRA and TEZSPIRE.
For 2026, we expect volume growth from certain brands to be partially offset by net selling price declines. Further, the first quarter of a year historically represents the lowest product sales quarter for the year, in part due to plan changes, insurance reverifications and higher co-pay expenses as U.S. patients work through deductibles, including for ENBREL and Otezla, and to a lesser extent for KRYSTEXXA, TEZSPIRE and Repatha, particularly for products acquired through pharmacy benefit programs.
Other revenues increased 15% for 2025, primarily driven by higher royalty income.
Operating expenses increased 6% for 2025, primarily driven by investments in Later-Stage Clinical Programs and Otezla intangible asset impairment charges in 2025, partially offset by lower amortization expense from acquisition-related assets, including the fair value step-up of inventory acquired from Horizon. See Part IV—Note 13, Goodwill and other intangible assets, to the Consolidated Financial Statements, for additional information related to the Otezla intangible asset impairment charges.
Uncertain macroeconomic conditions, including uncertainty around tariffs and trade protection measures, ongoing geopolitical conflicts and rising geopolitical tensions, changes in the healthcare ecosystem, and potential government policy actions, including MFN pricing or similar drug pricing reforms, have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges, provisions of the IRA, expanded utilization of the 340B Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Prolia	$4,414	1%	$4,374	8%	$4,048
Repatha	3,016	36%	2,222	36%	1,635
Otezla	2,265	7%	2,126	(3)%	2,188
ENBREL	2,226	(33)%	3,316	(10)%	3,697
EVENITY	2,100	34%	1,563	35%	1,160
XGEVA	2,084	(6)%	2,225	5%	2,112
TEPEZZA(1)	1,903	3%	1,851	*	448
BLINCYTO	1,559	28%	1,216	41%	861
Nplate	1,524	5%	1,456	(1)%	1,477
TEZSPIRE (2)	1,478	52%	972	71%	567
KYPROLIS	1,412	(6)%	1,503	7%	1,403
Aranesp	1,389	4%	1,342	(1)%	1,362
KRYSTEXXA(1)	1,340	13%	1,185	*	272
Vectibix	1,175	12%	1,045	6%	984
Other products(3)	7,263	29%	5,630	20%	4,696
Total product sales	$35,148	10%	$32,026	19%	$26,910
Total U.S.	$25,656	10%	$23,301	21%	$19,272
Total ROW	9,492	9%	8,725	14%	7,638
Total product sales	$35,148	10%	$32,026	19%	$26,910
* Change in excess of 100%
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

Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Prolia — U.S.	$2,978	3%	$2,885	6%	$2,733
Prolia — ROW	1,436	(4)%	1,489	13%	1,315
Total Prolia	$4,414	1%	$4,374	8%	$4,048
The increase in global Prolia sales for 2025 was primarily driven by volume growth of 2% and favorable changes to estimated sales deductions of 2%, partially offset by lower net selling price.
The increase in global Prolia sales for 2024 was driven by volume growth.
As disclosed in Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia expired in February 2025 in the United States and in November 2025 in select countries in Europe. For 2026, we expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
For a discussion of ongoing litigation related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the Consolidated Financial Statements.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Repatha — U.S.	$1,663	46%	$1,139	44%	$793
Repatha — ROW	1,353	25%	1,083	29%	842
Total Repatha	$3,016	36%	$2,222	36%	$1,635
The increase in global Repatha sales for 2025 was driven by volume growth. For 2026, we expect product sales for Repatha to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters, as discussed above. Additionally, for 2026, we expect net selling price to decline by approximately mid-single digits.
The increase in global Repatha sales for 2024 was primarily driven by volume growth of 43%, partially offset by lower net selling price of 10%.
For a discussion of ongoing litigation related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the Consolidated Financial Statements.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Otezla — U.S.	$1,839	8%	$1,699	(4)%	$1,777
Otezla — ROW	426	0%	427	4%	411
Total Otezla	$2,265	7%	$2,126	(3)%	$2,188
The increase in global Otezla sales for 2025 was primarily driven by volume growth of 3% and favorable changes to estimated sales deductions of 2%. For 2026, we expect product sales for Otezla to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters, as discussed above.

In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. As a result, we expect further declines in net selling price driven by Medicare price setting beginning in 2027. See Part IV—Note 13, Goodwill and other intangible assets, to the Consolidated Financial Statements for additional information related to the Otezla intangible asset impairment charges.
The decrease in global Otezla sales for 2024 was primarily driven by lower net selling price of 8%, partially offset by volume growth of 3%.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
ENBREL — U.S.	$2,199	(33)%	$3,288	(10)%	$3,650
ENBREL — Canada	27	(4)%	28	(40)%	47
Total ENBREL	$2,226	(33)%	$3,316	(10)%	$3,697
The decrease in ENBREL sales for 2025 was primarily driven by lower net selling price of 36% resulting from the impact of increased 340B Program mix, U.S. Medicare Part D redesign and higher commercial discounts, partially offset by volume growth of 4%. For 2026, we expect product sales for ENBREL to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters, as discussed above.
The decrease in ENBREL sales for 2024 was driven by lower net selling price.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
EVENITY — U.S.	$1,600	41%	$1,131	40%	$809
EVENITY — ROW	500	16%	432	23%	351
Total EVENITY	$2,100	34%	$1,563	35%	$1,160
The increases in global EVENITY sales for 2025 and 2024 were driven by volume growth.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
XGEVA — U.S.	$1,355	(10)%	$1,507	(1)%	$1,527
XGEVA — ROW	729	2%	718	23%	585
Total XGEVA	$2,084	(6)%	$2,225	5%	$2,112
The decrease in global XGEVA sales for 2025 was driven by lower volume.
The increase in global XGEVA sales for 2024 was driven by higher net selling price.
As disclosed in Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe. For 2026, we expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
For a discussion of ongoing litigation related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the Consolidated Financial Statements.

TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
TEPEZZA — U.S.	$1,758	(4)%	$1,835	*	$441
TEPEZZA — ROW	145	*	16	*	7
Total TEPEZZA	$1,903	3%	$1,851	*	$448
* Change in excess of 100%
The increase in global TEPEZZA sales for 2025 was primarily driven by higher net selling price.
TEPEZZA was acquired on October 6, 2023 from our Horizon acquisition and generated $1.9 billion and $448 million in product sales for 2024 and 2023, respectively. As TEPEZZA was acquired on October 6, 2023, there were no recorded product sales in the period prior to the acquisition date.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
BLINCYTO — U.S.	$1,049	31%	$800	41%	$566
BLINCYTO — ROW	510	23%	416	41%	295
Total BLINCYTO	$1,559	28%	$1,216	41%	$861
The increases in global BLINCYTO sales for 2025 and 2024 were driven by volume growth.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Nplate — U.S.	$1,027	6%	$970	(3)%	$996
Nplate — ROW	497	2%	486	1%	481
Total Nplate	$1,524	5%	$1,456	(1)%	$1,477
Global Nplate sales for 2025 increased 5% and included U.S. government orders of $90 million and $128 million for 2025 and 2024, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 8% for 2025, driven by volume growth.
Global Nplate sales for 2024 decreased 1% and included U.S. government orders of $128 million and $286 million for 2024 and 2023, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 12% for 2024, driven by volume growth of 8% and higher net selling price of 6%.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
TEZSPIRE — U.S.	$1,478	52%	$972	71%	$567
The increases in TEZSPIRE sales for 2025 and 2024 were driven by volume growth. For 2026, we expect product sales for TEZSPIRE to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters, as discussed above.

KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
KYPROLIS — U.S.	$913	(4)%	$948	3%	$921
KYPROLIS — ROW	499	(10)%	555	15%	482
Total KYPROLIS	$1,412	(6)%	$1,503	7%	$1,403
The decrease in global KYPROLIS sales for 2025 was primarily driven by lower volume due to increased competition.
The increase in global KYPROLIS sales for 2024 was driven by volume growth outside the United States.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Aranesp — U.S.	$416	8%	$386	(15)%	$452
Aranesp — ROW	973	2%	956	5%	910
Total Aranesp	$1,389	4%	$1,342	(1)%	$1,362
The increase in global Aranesp sales for 2025 was driven by volume growth.
Global Aranesp sales for 2024 remained relatively unchanged as unfavorable changes to both estimated sales deductions and foreign currency exchange rates were offset by volume growth outside the United States.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
KRYSTEXXA — U.S.	$1,340	13%	$1,185	*	$272
* Change in excess of 100%
The increase in KRYSTEXXA sales for 2025 was driven by volume growth and higher net selling price. For 2026, we expect product sales for KRYSTEXXA to follow the historical pattern of lower sales in the first quarter relative to subsequent quarters, as discussed above.
KRYSTEXXA was acquired on October 6, 2023 from our Horizon acquisition and generated $1.2 billion and $272 million in product sales for 2024 and 2023, respectively. As KRYSTEXXA was acquired on October 6, 2023, there were no recorded product sales in the period prior to the acquisition date.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Vectibix — U.S.	$604	16%	$519	13%	$461
Vectibix — ROW	571	9%	526	1%	523
Total Vectibix	$1,175	12%	$1,045	6%	$984
The increase in global Vectibix sales for 2025 was primarily driven by volume growth.

The increase in global Vectibix sales for 2024 was driven by higher net selling price of 8% and volume growth of 4%, partially offset by unfavorable changes to foreign currency exchange rates.
Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
MVASI — U.S.	$573	28%	$449	(12)%	$511
MVASI — ROW	198	(29)%	278	(4)%	289
PAVBLU — U.S.	691	*	31	N/A	—
PAVBLU — ROW	9	N/A	—	N/A	—
UPLIZNA — U.S.(1)	528	68%	314	*	60
UPLIZNA — ROW(1)	127	95%	65	*	5
IMDELLTRA — U.S.	513	*	115	N/A	—
IMDYLLTRA — ROW	114	N/A	—	N/A	—
AMJEVITA — U.S.	48	(76)%	202	60%	126
AMGEVITA — ROW	549	(2)%	559	12%	500
TAVNEOS — U.S.	423	65%	256	*	126
TAVNEOS — ROW	36	33%	27	*	8
Neulasta — U.S.	359	13%	318	(55)%	710
Neulasta — ROW	76	(33)%	113	(18)%	138
LUMAKRAS — U.S.	211	(1)%	214	9%	197
LUMYKRAS — ROW	152	12%	136	64%	83
RAVICTI — U.S.(1)	337	(15)%	396	*	86
RAVICTI — ROW(1)	21	31%	16	*	1
Parsabiv — U.S.	192	(5)%	203	(11)%	228
Parsabiv— ROW	161	5%	153	14%	134
Aimovig — U.S.	311	1%	308	2%	303
Aimovig — ROW	23	10%	21	5%	20
WEZLANA — U.S.	123	N/A	—	N/A	—
WEZENLA — ROW	150	*	27	N/A	—
PROCYSBI — U.S.(1)	233	5%	221	*	49
PROCYSBI — ROW(1)	7	(13)%	8	*	1
Other — U.S.(2)	895	(11)%	1,010	11%	911
Other — ROW(2)	203	7%	190	(10)%	210
Total other product sales	$7,263	29%	$5,630	20%	$4,696
Total U.S. — other products	$5,437	35%	$4,037	22%	$3,307
Total ROW — other products	1,826	15%	1,593	15%	1,389
Total other product sales	$7,263	29%	$5,630	20%	$4,696
* Change in excess of 100%
N/A = not applicable
____________
(1)    UPLIZNA, RAVICTI and PROCYSBI were acquired from our Horizon acquisition on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    Consists of product sales from (i) AVSOLA, KANJINTI, EPOGEN, RIABNI, BKEMV/BEKEMV, IMLYGIC, NEUPOGEN, Corlanor and Sensipar/Mimpara; and (ii) ACTIMMUNE, BUPHENYL, RAYOS, QUINSAIR, DUEXIS, VIMOVO and PENNSAID in the periods after our Horizon acquisition on October 6, 2023.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Year ended December 31, 2025	Change	Year ended December 31, 2024	Change	Year ended December 31, 2023
Cost of sales	$12,037	(6)%	$12,858	52%	$8,451
% of product sales	34.2%		40.1%		31.4%
% of total revenues	32.8%		38.5%		30.0%
Research and development	$7,272	22%	$5,964	25%	$4,784
% of product sales	20.7%		18.6%		17.8%
% of total revenues	19.8%		17.8%		17.0%
Selling, general and administrative	$7,050	(1)%	$7,096	15%	$6,179
% of product sales	20.1%		22.2%		23.0%
% of total revenues	19.2%		21.2%		21.9%
Other	$1,312	*	$248	(72)%	$879
Total operating expenses	$27,671	6%	$26,166	29%	$20,293
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 32.8% of total revenues for 2025, driven by lower amortization expense from acquisition-related assets, including the fair value step-up of inventory acquired from Horizon, and lower manufacturing costs, partially offset by higher profit share expense and changes in our sales mix. See Part IV—Note 4, Acquisition, to the Consolidated Financial Statements.
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
Research and development
The Company groups all of its R&D activities and related expenditures into three categories: (i) Research and Early Pipeline, (ii) Later-Stage Clinical Programs and (iii) Marketed Product Support. These categories are described below:

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

Marketed Product Support	R&D expenses incurred in support of the Company’s marketed products that are authorized to be sold primarily in the United States or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the United States or the EU has been obtained

R&D expense by category was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Research and Early Pipeline	$1,732	$1,534	$1,584
Later-Stage Clinical Programs	4,281	2,830	1,898
Marketed Product Support	1,259	1,600	1,302
Total R&D expense	$7,272	$5,964	$4,784
The increase in R&D expense for 2025 was driven by investments in Later-Stage Clinical Programs, including those related to MariTide, and in Research and Early Pipeline, partially offset by lower spend in Marketed Product Support. This increase includes the impact of business development activities in 2025.
The increase in R&D expense for 2024 was driven by investments in Later-Stage Clinical Programs and Marketed Product Support, including Horizon-acquired programs.
We expect to continue to grow our spend on Later-Stage Clinical Programs as we advance our pipeline.
Selling, general and administrative
The decrease in SG&A expense for 2025 was driven by lower Horizon acquisition-related expenses and lower amortization expense from acquisition-related assets, partially offset by higher general and administrative expenses.
The increase in SG&A expense for 2024 was primarily driven by expenses from the acquired Horizon business and other commercial expenses, partially offset by lower acquisition-related expenses related to the Horizon acquisition incurred in 2024.
Other
Other operating expenses for 2025 included Otezla intangible asset impairment charges of $1.2 billion. See Part IV—Note 13, Goodwill and other intangible assets, to the Consolidated Financial Statements.
Other operating expenses for 2024 included impairment charges associated with IPR&D intangible assets related to our Teneobio acquisition in 2021 and expenses related to cost-savings initiatives incurred in 2024.
Other operating expenses for 2023 included a net IPR&D intangible asset impairment charge for AMG 340 and expenses related to our restructuring plan that were both initiated and substantially completed in 2023.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Years ended December 31,
	2025	2024	2023
Interest expense, net	$(2,755)	$(3,155)	$(2,875)
Other income, net	$2,651	$506	$2,833
Provision for income taxes	$1,265	$519	$1,138
Effective tax rate	14.1%	11.3%	14.5%
Interest expense, net
The decrease in Interest expense, net, for 2025 was primarily due to lower average debt outstanding driven by deleveraging and, to a lesser extent, lower weighted-average fixed and floating interest rates on the debt. See Part IV—Note 16, Financing arrangements, to the Consolidated Financial Statements.
The increase in Interest expense, net, for 2024 was primarily due to higher average debt outstanding and higher weighted-average fixed and floating interest rates on the debt.

Other income, net
The increase in Other income, net, for 2025 was primarily due to current year net unrealized gains on equity investments, primarily BeOne, compared to net unrealized losses on equity investments in the prior year. See Part IV—Note 10, Investments, to the Consolidated Financial Statements.
The decrease in Other income, net, for 2024 was primarily due to net unrealized losses on equity investments in 2024 compared to net unrealized gains on equity investments in 2023, as well as reduced interest income as a result of lower average cash balances. The 2023 net unrealized gains on equity investments were principally composed of amounts recognized on our BeOne investment in the first quarter of 2023 as a result of a change from the equity method of accounting to recording this investment at fair value with changes in fair value recognized in earnings.
Income taxes
The increase in our effective tax rate for 2025 compared with 2024 was primarily due to a change in earnings mix, including the net unrealized gains on equity investments compared to net unrealized losses on equity investments in the prior year, partially offset by the prior-year deferred tax adjustments associated with U.S. tax on the earnings of our foreign subsidiaries and the current year Otezla intangible asset impairment charges and related tax impacts. See Part IV—Note 10, Investments, and Note 13, Goodwill and other intangible assets, to the Consolidated Financial Statements for additional information on our equity investments and Otezla impairment charges, respectively.
In 2021, the OECD reached an initial agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Select individual countries, including the United Kingdom, EU member countries and Singapore, have enacted the global minimum tax agreement that took effect starting in 2024. Singapore’s enactment of the agreement, effective 2025, applies irrespective of the Company’s incentive grant. On January 5, 2026, the OECD issued additional administrative guidance related to the global minimum tax agreement that exempts U.S. companies from extra territorial minimum taxes effective January 1, 2026. The new guidance did not impact our 2025 results. We are monitoring the potential 2026 impact of the guidance as jurisdictions may enact the new rules. See Part I, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond.
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations, and in 2021, we filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012. The Notices seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued and paid on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations, and in 2022, filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015. The Notice seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest, and asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019–2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
See Part I, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income taxes; and Part IV—Note 7, Income taxes, to the Consolidated Financial Statements for further discussion.

Financial condition, liquidity and capital resources
Selected financial data was as follows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$9,129	$11,973
Total assets	$90,586	$91,839
Current portion of long-term debt	$4,599	$3,550
Long-term debt	$50,005	$56,549
Stockholders’ equity	$8,658	$5,877
Cash and cash equivalents
Our balance of cash and cash equivalents was $9.1 billion as of December 31, 2025. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
The Board of Directors declared quarterly cash dividends of $2.38, $2.25 and $2.13 per share of common stock paid in 2025, 2024 and 2023, respectively, reflecting year-over-year increases of 6% for both 2025 and 2024. In December 2025, the Board of Directors declared a cash dividend of $2.52 per share of common stock for the first quarter of 2026, an increase of 6% over the same period in the prior year, which will be paid in March 2026.

We also return capital to stockholders through our stock repurchase program. During 2025 and 2023, we did not repurchase shares under the stock repurchase program. During 2024, we repurchased $200 million of common stock under the stock repurchase program. As of December 31, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we had an accumulated deficit as of December 31, 2025 and 2024. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, borrowings through commercial paper and/or syndicated credit facilities, and access to other domestic and foreign debt markets and equity markets. See Part I, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Financing arrangements
To help meet our liquidity requirements, we have entered into various financing arrangements. The noncurrent portions of our long-term borrowings as of December 31, 2025 and 2024, were $50.0 billion and $56.5 billion, respectively. The carrying values of our long-term borrowings are net of fair value adjustments for interest rate swaps and unamortized discounts, premiums and offering costs. As of December 31, 2025, S&P, Moody’s and Fitch assigned credit ratings to our outstanding senior notes of BBB+, Baa1 and BBB+, respectively, which are considered investment grade. Unfavorable changes to these ratings may have an adverse impact on future financings.
During 2023, in connection with our acquisition of Horizon, we issued $24.0 billion of debt composed of eight series of notes and borrowed $4.0 billion under a term loan credit agreement, of which $1.8 billion of borrowings was outstanding as of December 31, 2025.
During 2025, we retired $6.0 billion of debt, consisting of $5.0 billion of debt repayments and $1.0 billion of debt repurchases. The debt repurchases were completed for an aggregate cost of $683 million and resulted in a $264 million gain on extinguishment of debt. We periodically consider the repurchase of our debt when conditions are favorable. Gains on extinguishment of debt are recorded in Other income, net in the Consolidated Statements of Income.
During 2024, we retired $4.5 billion of debt, consisting of $3.6 billion of debt repayments, of which $2.2 billion related to repayments on our term loans, and $875 million of debt repurchases. The debt repurchases were completed for an aggregate cost of $659 million and resulted in a $215 million gain on extinguishment of debt.
During 2023, we retired $2.3 billion of debt, consisting of $1.5 billion of debt repayments and $881 million of debt repurchases. The debt repurchases were completed for an aggregate cost of $647 million and resulted in a $225 million gain on extinguishment of debt.
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that effectively converted a fixed-rate interest coupon for certain of our debt issuances to a floating, SOFR-based coupon over the terms of the respective notes. These interest rate swap contracts qualify and are designated as fair value hedges. As of both December 31, 2025 and 2024, we had interest rate swap contracts with an aggregate notional amount of $6.7 billion.
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts, which effectively converted the interest payments and principal repayment of the respective notes from euros and pounds sterling to U.S. dollars. These cross-currency swap contracts qualify and are designated as cash flow hedges. As of both December 31, 2025 and 2024, we had cross-currency swap contracts with an aggregate notional amount of $2.7 billion.
In 2025, we increased the capacity of our commercial paper program from $2.5 billion to $4.0 billion, which allows us to issue up to $4.0 billion of unsecured commercial paper to fund working capital needs. We did not issue any commercial paper during 2025, 2024 or 2023, and no commercial paper was outstanding as of December 31, 2025 and 2024.
In 2023, we amended and restated our syndicated, unsecured, revolving credit agreement, under which we may borrow up to $4.0 billion for general corporate purposes, including as a liquidity backstop for our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $1.25 billion with the agreement of the banks. Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) SOFR plus 1.01% or (ii) the highest of (A) the administrative agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month SOFR plus 1.1%. As of December 31, 2025 and 2024, no amounts were outstanding under this facility.
Also in 2023, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depositary shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time, with terms to be determined at the time of issuance. This shelf registration statement expired in February 2026, and our Board has approved a new shelf registration statement to replace it.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of December 31, 2025.
These financing arrangements are more fully discussed in Part IV—Note 16, Financing arrangements, and Note 19, Derivative instruments, to the Consolidated Financial Statements.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$9,958	$11,490	$8,471
Net cash used in investing activities	$(1,943)	$(1,046)	$(26,204)
Net cash (used in) provided by financing activities	$(10,859)	$(9,415)	$21,048
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities decreased in 2025 as compared to 2024 due to the timing of working capital items primarily driven by higher collections in the fourth quarter of 2024, partially offset by higher net income after adjustments for noncash items and lower interest payments.
Cash provided by operating activities increased in 2024 as compared to 2023 due to higher net income after adjustments for noncash items and the timing of working capital items primarily driven by higher collections in the fourth quarter of 2024.
Investing
Cash used in investing activities during 2025 and 2024 was primarily due to $1.9 billion and $1.1 billion, respectively, of capital expenditures, including construction costs for new plants and expansion of manufacturing capacity.
Cash used in investing activities during 2023 was primarily due to $27.0 billion of net cash used for the purchase of Horizon and $1.1 billion of capital expenditures, partially offset by net cash inflows related to marketable securities of $1.7 billion.
We currently estimate 2026 investments in capital projects to be approximately $2.6 billion. A majority of the increase in expenditures relates to construction costs for new plants and expansion of manufacturing capacity to enable supply of products and product candidates.
Financing
Cash used in financing activities during 2025 was primarily due to the repayment and extinguishment of debt of $5.0 billion and $683 million, respectively, and the payment of dividends of $5.1 billion.

Cash used in financing activities during 2024 was primarily due to the payment of dividends of $4.8 billion, the repayment and extinguishment of debt of $3.6 billion and $659 million, respectively, and payments to repurchase common stock of $200 million.
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
We are obligated to make payments for operating leases, including rental commitments on unoccupied leases and leases that have not yet commenced. For information on these obligations, see Part IV—Note 14, Leases, to the Consolidated Financial Statements.
As of December 31, 2025, we have purchase obligations of approximately $6.9 billion primarily related to (i) R&D commitments (including those related to clinical trials) for new and existing products, (ii) capital expenditures and (iii) open purchase orders for the acquisition of goods and services in the ordinary course of business. Most of these obligations are expected to be paid within one year, and payment of certain of these amounts may be reduced based on certain future events.
In addition to the purchase obligations noted above and upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties, we are contractually obligated to pay additional amounts that, in the aggregate, are significant. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operational budgeting processes. Except with respect to the fair value of the contingent consideration of approximately $161 million as of December 31, 2025, these obligations are not recorded on our Consolidated Balance Sheets. As of December 31, 2025, the maximum amount that may be payable in the future for agreements we have entered into with third parties is approximately $7.2 billion.
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
We analyze the adequacy of our accruals for sales deductions quarterly. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate. Accruals are also adjusted to reflect actual results. Amounts recorded in Accrued liabilities in the Consolidated Balance Sheets for sales deductions were as follows (in millions):

	Rebates	Chargebacks	Other deductions	Total
Balance as of December 31, 2022	$4,879	$849	$258	$5,986
Additions (1)	263	24	39	326
Amounts charged against product sales	14,328	13,349	2,533	30,210
Payments	(13,634)	(13,125)	(2,492)	(29,251)
Balance as of December 31, 2023	5,836	1,097	338	7,271
Amounts charged against product sales	17,404	14,882	3,060	35,346
Payments	(16,423)	(14,817)	(2,972)	(34,212)
Balance as of December 31, 2024	6,817	1,162	426	8,405
Amounts charged against product sales	21,697	16,988	3,298	41,983
Payments	(19,675)	(16,852)	(3,255)	(39,782)
Balance as of December 31, 2025	$8,839	$1,298	$469	$10,606
____________
(1)    Represents sales deductions assumed from the Horizon acquisition.
For the years ended December 31, 2025, 2024 and 2023, total sales deductions were 54%, 52% and 53% of gross product sales, respectively. The increase in the total sales deductions balance as of December 31, 2025, compared with December 31, 2024, was primarily driven by an increase in gross sales and timing of payments. Included in the amounts are immaterial net adjustments related to prior-year sales due to changes in estimates.
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
Amgen is subject to current U.S. tax on the earnings of our foreign subsidiaries. We previously established deferred taxes related to this U.S. tax, which requires us to recognize deferred taxes for temporary basis differences expected to reverse and be subject to this tax in future years. These are ongoing adjustments that are likely to occur in future periods.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations, and in 2021, filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012. The Notices seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued and paid on our foreign earnings.

In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations, and in 2022, filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015. The Notice seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest, and asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024, and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019–2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
See Part I, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Income taxes; and Part IV—Note 7, Income taxes, to the Consolidated Financial Statements for further discussion.
Our operations are subject to the tax laws, regulations and administrative practices of the United States, the U.S. territory of Puerto Rico, U.S. state jurisdictions and other countries in which we do business. Significant changes in these rules could have a material adverse effect on our results of operations. See Part I, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations.
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
Valuation of assets and liabilities in connection with acquisitions
We have acquired and continue to acquire intangible assets in connection with business combinations and asset acquisitions. These intangible assets consist primarily of technology associated with currently marketed human therapeutic products and IPR&D product candidates. Discounted cash flow models are typically used to determine the fair values of these intangible assets for purposes of allocating consideration paid to the net assets acquired in an acquisition. See Part IV—Note 4, Acquisition, to the Consolidated Financial Statements. These models require the use of significant estimates and assumptions, including but not limited to:

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
In the discussion that follows, we assumed a hypothetical change in interest rates of 100 basis points from those as of December 31, 2025 and 2024. Except as noted below, we also assumed a hypothetical 20% change in foreign currency exchange rates against the U.S. dollar based on its position relative to other currencies as of December 31, 2025 and 2024.
Interest-rate-sensitive financial instruments
Our portfolio of available-for-sale investments as of December 31, 2025 and 2024, was composed almost entirely of U.S. Treasury securities and money market mutual funds. The fair values of our available-for-sale investments were $8.5 billion and $11.5 billion as of December 31, 2025 and 2024, respectively. Duration is a sensitivity measure that can be used to approximate the change in the value of a security that will result from a 100 basis point change in interest rates. Applying a duration model, a hypothetical 100 basis point increase in interest rates as of December 31, 2025 and 2024, would not have resulted in a material reduction in the fair values of these securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2025 and 2024, would not result in a material effect on income in the respective ensuing year.
As of December 31, 2025, we had outstanding notes with an aggregate carrying value of $52.8 billion and an aggregate fair value of $51.0 billion. As of December 31, 2024, we had outstanding notes with an aggregate carrying value of $58.3 billion and an aggregate fair value of $54.9 billion. Our outstanding notes were composed of debt with fixed interest rates. Changes in interest rates do not affect interest expense on fixed-rate debt. Changes in interest rates would, however, affect the fair values of fixed-rate debt. A hypothetical 100 basis point decrease in interest rates relative to interest rates as of December 31, 2025 and 2024, would have resulted in increases of $4.4 billion and $4.7 billion, respectively, in the aggregate fair values of our outstanding debt on these dates. The sensitivity analysis of the notes does not consider the impact that hypothetical changes in interest rates would have on related interest rate swap contracts and cross-currency swap contracts, discussed below. In addition, the analysis above does not include our term loans, which had a carrying value of $1.8 billion at both December 31, 2025 and 2024. The fair value of our term loan is approximated at its carrying value as this debt instrument bears interest at a floating rate.
To achieve a desired mix of fixed-rate and floating-rate debt, we entered into interest rate swap contracts that qualified and were designated for accounting purposes as fair value hedges for certain of our fixed-rate debt. These interest rate swap contracts effectively converted a fixed-rate interest coupon to a floating-rate SOFR-based coupon over the terms of the respective notes. Interest rate swap contracts with an aggregate notional amount of $6.7 billion were outstanding as of both December 31, 2025 and 2024. A hypothetical 100 basis point increase in interest rates relative to interest rates as of December 31, 2025 and 2024, would have resulted in reductions in fair values of approximately $240 million and $220 million, respectively, on our interest rate swap contracts on these dates. Analysis of the interest rate swap contracts does not consider the impact that hypothetical changes in interest rates would have on the related fair values of debt that these interest-rate-sensitive instruments were designed to offset.
As of both December 31, 2025 and 2024, we had outstanding cross-currency swap contracts with an aggregate notional amount of $2.7 billion that hedge our foreign-currency-denominated debt and related interest payments. These contracts effectively convert interest payments and principal repayment of this debt to U.S. dollars from euros and pounds sterling and are designated for accounting purposes as cash flow hedges. A hypothetical 100 basis point adverse movement in interest rates relative to interest rates as of December 31, 2025 and 2024, would not have a material effect on the fair values of our cross-currency swap contracts.
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

As of December 31, 2025, we had outstanding euro- and pound-sterling-denominated debt with both a principal carrying value and a fair value of $2.5 billion. As of December 31, 2024, we had outstanding euro- and pound-sterling-denominated debt with both a principal carrying value and a fair value of $2.2 billion. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2025, would have resulted in an increase in fair value of this debt of approximately $490 million on this date and a reduction in income in the ensuing year of approximately $490 million. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2024, would have resulted in an increase in fair value of this debt of $440 million on this date and a reduction in income in the ensuing year of $450 million. The impact on income from these hypothetical changes in foreign currency exchange rates would be substantially offset by the impact such changes would have on related cross-currency swap contracts, which are in place for the related foreign-currency-denominated debt.
We have cross-currency swap contracts that are designated as cash flow hedges of our debt denominated in euros and pounds sterling with an aggregate notional amount of $2.7 billion as of both December 31, 2025 and 2024. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would have resulted in reductions in the fair values of these contracts of approximately $500 million and $450 million on these dates, respectively. The impact of this hypothetical adverse movement in foreign currency exchange rates on ensuing years’ income from these contracts would be fully offset by corresponding hypothetical changes in the carrying amounts of the related hedged debt.
We enter into foreign currency forward contracts that are designated for accounting purposes as cash flow hedges of certain anticipated foreign currency transactions. As of December 31, 2025, the fair values of these contracts were a $195 million asset and a $213 million liability. As of December 31, 2024, the fair values of these contracts were a $420 million asset and an $8 million liability. As of December 31, 2025, we had primarily euro-based open foreign currency forward contracts with an aggregate notional amount of $7.8 billion. As of December 31, 2024, we had primarily euro-based open foreign currency forward contracts with an aggregate notional amount of $7.2 billion. With regard to foreign currency forward contracts that were open as of December 31, 2025, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2025, would have resulted in a reduction in fair value of these contracts of approximately $1.5 billion on this date and in the ensuing year, a reduction in income of approximately $800 million. With regard to contracts that were open as of December 31, 2024, a hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2024, would have resulted in a reduction in fair value of these contracts of approximately $1.3 billion on this date and in the ensuing year, a reduction in income of $700 million. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on anticipated transactions that these foreign-currency-sensitive instruments were designed to offset.
As of December 31, 2025 and 2024, we had open, short-duration, foreign currency forward contracts that mature in one month or less, that had aggregate notional amounts of $240 million and $148 million, respectively, and that hedged fluctuations of certain assets and liabilities denominated in foreign currencies but were not designated as hedges for accounting purposes. These contracts had no material net unrealized gains or losses as of December 31, 2025 and 2024. With regard to these foreign currency forward contracts that were open as of December 31, 2025 and 2024, a hypothetical 5% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates on these dates would not have a material effect on the fair values of these contracts or related income in the respective ensuing years. The analysis does not consider the impact that hypothetical changes in foreign currency exchange rates would have on assets and liabilities that these foreign-currency-sensitive instruments were designed to offset.
Market-price-sensitive financial instruments
As of December 31, 2025 and 2024, we were exposed to price risk on equity securities included in our portfolio of investments, which were acquired primarily for the promotion of business and strategic objectives. These investments include our investment in BeOne, as well as other publicly and privately held small-capitalization stocks and limited partnerships that invest in early-stage biotechnology companies. A 20% decrease in the aggregate value of our equity investment portfolio as of December 31, 2025 and 2024, would result in losses in fair value of approximately $1.4 billion and $950 million, respectively.
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
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management determined that as of December 31, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the COSO in Internal Control—Integrated Framework (2013 framework). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Amgen Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Amgen Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amgen Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
February 13, 2026

Item 9B.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors is incorporated by reference from the section entitled ITEM 1—ELECTION OF DIRECTORS in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025 (the Proxy Statement). Information about the procedures by which stockholders may recommend nominees for the Board of Directors is incorporated by reference from APPENDIX A—AMGEN INC. BOARD OF DIRECTORS GUIDELINES FOR DIRECTOR QUALIFICATIONS AND EVALUATIONS and OTHER MATTERS—Stockholder Proposals for the 2027 Annual Meeting in our Proxy Statement. Information about our Audit Committee, members of the committee and our Audit Committee financial experts is incorporated by reference from the section entitled CORPORATE GOVERNANCE—Audit Committee in our Proxy Statement. Information about our insider trading policies and procedures is incorporated by reference from the section entitled COMPENSATION DISCUSSION AND ANALYSIS—COMPENSATION POLICIES AND PRACTICES—Insider Trading Policies and Procedures in our Proxy Statement. A copy of our Insider Trading Policy and our securities transactions pre-clearance practices and procedures are incorporated by reference to this Annual Report on Form 10-K as Exhibits 19.1 and 19.2, respectively. Information about our executive officers is contained in the discussion entitled Part I, Item 1. Business—Information about our Executive Officers.

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
Information about director and executive compensation is incorporated by reference from the sections entitled COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION TABLES, DIRECTOR COMPENSATION and OTHER COMPENSATION MATTERS in our Proxy Statement. Information about compensation committee matters is incorporated by reference from the sections entitled CORPORATE GOVERNANCE—Compensation and Management Development Committee and COMPENSATION COMMITTEE REPORT in our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Existing Equity Compensation Plans
The following table sets forth certain information as of December 31, 2025, concerning the shares of our common stock that may be issued under any form of award granted under our equity compensation plans in effect as of December 31, 2025, including upon the exercise of options, upon the vesting of awards of RSUs or when performance units are earned and related dividend equivalents have been granted.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Amgen security holders:
Amended and Restated 2009 Equity Incentive Plan(1)	11,098,368	$234.45	35,004,385
Amended and Restated 1991 Equity Incentive Plan(2)	100
Amended and Restated Employee Stock Purchase Plan			3,813,679
Total approved plans	11,098,468	$234.45	38,818,064
Equity compensation plan not approved by Amgen security holders:
Amgen Profit Sharing Plan for Employees in Ireland(3)			150,740
Horizon stock plans(4)	132,521
Total unapproved plans	132,521	—	150,740
Total all plans	11,230,989	$234.45	38,968,804

(1)The Amended 2009 Plan employs a fungible share-counting formula for determining the number of shares available for issuance under the plan. In accordance with this formula, each option or stock appreciation right counts as one share, while each RSU, performance unit or dividend equivalent counts as 1.9 shares. The number under column (a) represents the actual number of shares issuable under our outstanding awards without giving effect to the fungible share-counting formula. The number under column (c) represents the number of shares available for issuance under this plan based on each such available share counting as one share. Commencing with the grants made in April 2012, RSUs and performance units accrue dividend equivalents that are payable in shares only to the extent and when the underlying RSUs vest or underlying performance units have been earned and the related shares are issued to the grantee. The performance units granted under this plan are earned based on the accomplishment of specified performance goals at the end of their respective three-year performance periods; the number of performance units granted represent target performance, and the maximum number of units that could be earned based on our performance is 200% of the performance units granted in 2023, 2024 and 2025.
As of December 31, 2025, the number of outstanding awards under column (a) includes (i) 6,064,625 shares issuable upon the exercise of outstanding options with a weighted-average exercise price of $234.45; (ii) 3,797,669 shares issuable upon the vesting of outstanding RSUs, including 221,796 related dividend equivalents; and (iii) 1,236,074 shares subject to outstanding 2023, 2024 and 2025 performance units, including 74,616 related dividend equivalents. The weighted-average exercise price shown in column (b) is for the outstanding options only. The number of available shares under column (c) represents the number of shares that remain available for future issuance under this plan as of December 31, 2025, employing the fungible share formula and presumes the issuance of target shares under the performance units granted in 2023, 2024 and 2025 and related dividend equivalents. The numbers under columns (a) and (c) do not give effect to the additional shares that could be issuable in the event that above target performance on the performance goals under these outstanding performance units is achieved. Maximum performance under these goals could result in 200% of target shares being awarded for performance units granted in 2023, 2024 and 2025.
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
(a)1.Index to Financial Statements
The following Consolidated Financial Statements are included herein:

(a)2.Index to Financial Statement Schedules
The following Schedule is filed as part of this Annual Report on Form 10-K:

Page number
Schedule II. Valuation and Qualifying Accounts	F-61
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

4.32*	Description of Amgen Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1+	Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 17, 2024 and incorporated herein by reference.)

10.2*+	Form of Grant of Stock Option Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 8, 2025.)

10.3*+	Form of Restricted Stock Unit Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 8, 2025.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.5*+	Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on December 8, 2025.)

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

Exhibit No.	Description
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

10.19.4
Letter Agreement, dated August 11, 2025, by and between Amgen Inc. and BeOne Medicines I GmbH and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended September 30, 2025 on November 5, 2025 and incorporated herein by reference.)

10.19.5*
Letter Agreement, dated October 1, 2025, by and between Amgen Inc. and BeOne Medicines I GmbH and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.19.6*
Third Amendment to Collaboration Agreement, dated October 31, 2025, by and among Amgen Inc., BeOne Medicines I GmbH, and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

10.19.7*
Fourth Amendment to Collaboration Agreement, dated November 11, 2025, by and among Amgen Inc., BeOne Medicines I GmbH, and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

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

10.23
License and Collaboration Agreement, dated June 1, 2021, by and between Amgen Inc. and Kyowa Kirin Co., Ltd.[2] (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential). (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2021 on August 4, 2021 and incorporated herein by reference.)

19.1	Amgen Inc. Insider Trading Policy. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

19.2
Amgen Inc. Securities Transactions Blackout and Pre-Clearance Practices and Procedures. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

21*	Subsidiaries of the Company.

Exhibit No.	Description
23	Consent of the Independent Registered Public Accounting Firm. The consent is set forth on page 96 of this Annual Report on Form 10-K.

24	Power of Attorney. The Power of Attorney is set forth on page 97 of this Annual Report on Form 10-K.

31*	Rule 13a-14(a) Certifications.

32**	Section 1350 Certifications.

97	Policy Relating to Recovery of Erroneously Awarded Compensation. (Filed as an exhibit to Form 10-K for the year ended December 31, 2024 on February 14, 2025 and incorporated herein by reference.)

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________
* = filed herewith
** = furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended
+ = management contract or compensatory plan or arrangement
1 In May 2025, BeiGene, Ltd. changed its name to BeOne Medicines Ltd., and BeiGene Switzerland GmbH changed its name to BeOne Medicines I GmbH.
2 See Significant Developments for additional information regarding the termination of our collaboration agreement with Kyowa Kirin.

Item 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMGEN INC.
(Registrant)

Date:	February 13, 2026	By:	/s/ PETER H. GRIFFITH
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

of our reports dated February 13, 2026, with respect to the consolidated financial statements of Amgen Inc. and the effectiveness of internal control over financial reporting of Amgen Inc. included in this Annual Report (Form 10-K) of Amgen Inc. for the year ended December 31, 2025.

/s/ Ernst & Young LLP

Los Angeles, California
February 13, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT A. BRADWAY	Chairman of the Board, Chief Executive Officer and President, and Director (Principal Executive Officer)	2/13/2026
Robert A. Bradway

/S/ PETER H. GRIFFITH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/13/2026
Peter H. Griffith

/S/ MATTHEW C. BUSCH	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	2/13/2026
Matthew C. Busch

/S/ WANDA M. AUSTIN	Director	2/13/2026
Wanda M. Austin

/S/ MICHAEL V. DRAKE	Director	2/13/2026
Michael V. Drake

/S/ BRIAN J. DRUKER	Director	2/13/2026
Brian J. Druker

/S/ ROBERT A. ECKERT	Director	2/13/2026
Robert A. Eckert

/S/ GREG C. GARLAND	Director	2/13/2026
Greg C. Garland

/S/ CHARLES M. HOLLEY, JR.	Director	2/13/2026
Charles M. Holley, Jr.

/S/ S. OMAR ISHRAK	Director	2/13/2026
S. Omar Ishrak

/S/ TYLER JACKS	Director	2/13/2026
Tyler Jacks

/S/ MARY E. KLOTMAN	Director	2/13/2026
Mary E. Klotman

/S/ ELLEN J. KULLMAN	Director	2/13/2026
Ellen J. Kullman

/S/ AMY E. MILES	Director	2/13/2026
Amy E. Miles

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amgen Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amgen Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Sales deductions
Description of the Matter
As of December 31, 2025, the Company recorded accrued sales deductions of $10.6 billion. As described in Note 1 to the financial statements under the caption “Product sales and sales deductions,” revenues from product sales are recognized net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively sales deductions), which are established at the time of sale.
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

Unrecognized tax benefits
Description of the Matter
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company operates in various jurisdictions in which differing interpretations of complex tax laws and regulations create uncertainty and necessitate the use of significant judgment in the determination of the Company’s unrecognized tax benefits, particularly in the U.S. federal tax jurisdiction where the Company has significant assets and operations. In this regard, the Company uses significant judgment in (1) determining whether a tax position’s technical merits are more-likely-than-not to be sustained and (2) measuring the amount of tax benefit that qualifies for recognition. As of December 31, 2025, the Company accrued $4.4 billion of gross unrecognized tax benefits. Auditing the assessment of the technical merits and measurement of the Company’s unrecognized tax benefits is challenging due to the high degree of estimation and management judgment, given the ultimate resolution is dependent on uncontrollable factors such as the resolution of audit disputes with the IRS and results of the U.S. Tax Court case.

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
We involved tax controversy and transfer pricing subject matter professionals to assist in assessing the technical merits and measurement of certain of the Company’s unrecognized tax benefits. Depending on the nature of the specific tax position and, as applicable, developments with the relevant tax authorities, our procedures included obtaining and reviewing the Company’s correspondence with such tax authorities and evaluating certain third-party advice to support the Company’s evaluations and recorded positions. We evaluated the status of the ongoing U.S. Tax Court case and developments in the applicable regulatory environments to assess potential effects on the Company’s recorded positions. We assessed management’s consideration of current tax controversy, litigation and tax litigation trends. We analyzed the assumptions and data used by the Company when it determined the amount of tax benefits to recognize, including applicable interest and penalties, and we tested the accuracy of those underlying calculations. We have also evaluated the Company’s income tax disclosures included in Note 7 in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1980.
Los Angeles, California
February 13, 2026

AMGEN INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2025, 2024 and 2023
(In millions, except per-share data)

	2025	2024	2023
Revenues:
Product sales	$35,148	$32,026	$26,910
Other revenues	1,603	1,398	1,280
Total revenues	36,751	33,424	28,190

Operating expenses:
Cost of sales	12,037	12,858	8,451
Research and development	7,272	5,964	4,784
Selling, general and administrative	7,050	7,096	6,179
Other	1,312	248	879
Total operating expenses	27,671	26,166	20,293

Operating income	9,080	7,258	7,897

Other income (expense):
Interest expense, net	(2,755)	(3,155)	(2,875)
Other income, net	2,651	506	2,833

Income before income taxes	8,976	4,609	7,855

Provision for income taxes	1,265	519	1,138

Net income	$7,711	$4,090	$6,717

Earnings per share:
Basic	$14.33	$7.62	$12.56
Diluted	$14.23	$7.56	$12.49

Weighted-average shares used in the calculation of earnings per share:
Basic	538	537	535
Diluted	542	541	538
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Net income	$7,711	$4,090	$6,717
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation adjustments	172	(76)	50
(Losses) gains on cash flow hedges	(377)	309	(150)
Other	13	(10)	42
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(192)	223	(58)
Comprehensive income	$7,519	$4,313	$6,659
See accompanying notes.

AMGEN INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In millions, except per-share data)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,129	$11,973
Trade receivables, net	9,570	6,782
Inventories	6,225	6,998
Other current assets	4,133	3,277
Total current assets	29,057	29,030

Property, plant and equipment, net	7,913	6,543
Intangible assets, net	22,276	27,699
Goodwill	18,680	18,637
Other noncurrent assets	12,660	9,930
Total assets	$90,586	$91,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,367	$1,908
Accrued liabilities	18,523	17,641
Current portion of long-term debt	4,599	3,550
Total current liabilities	25,489	23,099

Long-term debt	50,005	56,549
Long-term deferred tax liabilities	1,366	1,616
Long-term tax liabilities	2,690	2,349
Other noncurrent liabilities	2,378	2,349

Contingencies and commitments (see Note 20)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value per share; 2,750.0 shares authorized; outstanding—538.8 shares in 2025 and 536.9 shares in 2024	34,023	33,533
Accumulated deficit	(25,107)	(27,590)
Accumulated other comprehensive loss	(258)	(66)
Total stockholders’ equity	8,658	5,877
Total liabilities and stockholders’ equity	$90,586	$91,839
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2025, 2024 and 2023
(In millions, except per-share data)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2022	534.0	$32,514	$(28,622)	$(231)	$3,661
Net income	—	—	6,717	—	6,717
Other comprehensive loss, net of taxes	—	—	—	(58)	(58)
Dividends declared on common stock ($8.64 per share)	—	—	(4,644)	—	(4,644)
Issuance of common stock in connection with equity award programs	1.4	95	—	—	95
Stock-based compensation expense	—	454	—	—	454
Equity awards issued for Horizon acquisition, net	—	141	—	—	141
Tax impact related to employee stock-based compensation expense	—	(134)	—	—	(134)
Balance as of December 31, 2023	535.4	33,070	(26,549)	(289)	6,232
Net income	—	—	4,090	—	4,090
Other comprehensive income, net of taxes	—	—	—	223	223
Dividends declared on common stock ($9.13 per share)	—	—	(4,931)	—	(4,931)
Issuance of common stock in connection with equity award programs	2.2	189	—	—	189
Stock-based compensation expense	—	530	—	—	530
Tax impact related to employee stock-based compensation expense	—	(256)	—	—	(256)
Repurchases of common stock	(0.7)	—	(200)	—	(200)
Balance as of December 31, 2024	536.9	33,533	(27,590)	(66)	5,877
Net income	—	—	7,711	—	7,711
Other comprehensive loss, net of taxes	—	—	—	(192)	(192)
Dividends declared on common stock ($9.66 per share)	—	—	(5,228)	—	(5,228)
Issuance of common stock in connection with equity award programs	1.9	191	—	—	191
Stock-based compensation expense	—	494	—	—	494
Tax impact related to employee stock-based compensation expense	—	(195)	—	—	(195)
Balance as of December 31, 2025	538.8	$34,023	$(25,107)	$(258)	$8,658
See accompanying notes.

AMGEN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities:
Net income	$7,711	$4,090	$6,717
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	5,167	5,592	4,071
Impairment of intangible assets	1,200	159	851
Stock-based compensation expense	494	530	431
Deferred income taxes	(721)	(1,228)	(1,273)
(Gains) losses on equity securities	(2,064)	159	(1,565)
Other items, net	149	(177)	(277)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(2,676)	441	(1,015)
Inventories	886	2,532	491
Other assets	(1,267)	(652)	(564)
Accounts payable	428	312	(402)
Accrued income taxes, net	(2,068)	(1,011)	(1,031)
Long-term tax liabilities	311	(492)	371
Accrued liabilities	499	92	953
Accrued sales incentives and allowance	2,065	1,194	935
Other liabilities	(156)	(51)	(222)
Net cash provided by operating activities	9,958	11,490	8,471
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(53)	—	(26,989)
Proceeds from sales of marketable securities	—	—	1,123
Proceeds from maturities of marketable securities	—	—	550
Purchases of property, plant and equipment	(1,858)	(1,096)	(1,112)
Other	(32)	50	224
Net cash used in investing activities	(1,943)	(1,046)	(26,204)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	—	27,777
Extinguishment of debt	(683)	(659)	(647)
Repayment of debt	(5,000)	(3,600)	(1,454)
Repurchases of common stock	—	(200)	—
Dividends paid	(5,124)	(4,832)	(4,556)
Other	(52)	(124)	(72)
Net cash (used in) provided by financing activities	(10,859)	(9,415)	21,048
(Decrease) increase in cash and cash equivalents	(2,844)	1,029	3,315
Cash and cash equivalents at beginning of year	11,973	10,944	7,629
Cash and cash equivalents at end of year	$9,129	$11,973	$10,944
See accompanying notes.

AMGEN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
1. Summary of significant accounting policies
Business
Amgen Inc. (including its consolidated subsidiaries, referred to as “Amgen,” “the Company,” “we,” “our” or “us”) is a global biotechnology pioneer that discovers, develops, manufactures and delivers innovative human therapeutics. We operate our business in one operating segment: human therapeutics. See Note 2, Segment and other information.
Principles of consolidation
The consolidated financial statements include the accounts of Amgen and its majority-owned subsidiaries. In determining whether we are the primary beneficiary of a variable interest entity, we consider whether we have both the power to direct activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods in the consolidated financial statements and accompanying notes to conform with the current presentation.
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
Selling, general and administrative costs
SG&A costs are primarily composed of salaries, benefits and other staff-related costs associated with sales and marketing, finance, legal and other administrative personnel; facilities and overhead costs; outside marketing, advertising and legal expenses; the U.S. healthcare reform federal excise fee on Branded Prescription Pharmaceutical Manufacturers and Importers; and other general and administrative costs. Advertising costs are expensed as incurred and were $963 million, $987 million and $647 million during the years ended December 31, 2025, 2024 and 2023, respectively. SG&A expenses also include costs and cost recoveries associated with marketing and promotion efforts under certain collaborative arrangements. Net payment or reimbursement of SG&A costs is recognized when the obligations are incurred or we become entitled to the cost recovery. See Note 9, Collaborations.
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
Amgen is subject to current U.S. tax on the earnings of our foreign subsidiaries. We previously established deferred taxes related to this U.S. tax, which requires us to recognize deferred taxes for temporary basis differences expected to reverse and be subject to this tax in future years. These are ongoing adjustments that are likely to occur in future periods.
Acquisitions
We first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including IPR&D projects, and liabilities assumed are recorded in our consolidated financial statements at their respective fair values as of the acquisition date. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination, including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to our acquisition, are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 4, Acquisition, and Note 18, Fair value measurement.
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
Cloud computing arrangements
We capitalize qualifying implementation costs under cloud computing arrangements (CCA). Capitalized CCA implementation costs are allocated between Other current assets and Other noncurrent assets in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, capitalized CCA implementation costs totaled $272 million and $227 million, respectively. For critical software-as-a-service (SaaS) platforms, amortization is recorded over an established four-year period, and for all other arrangements, amortization is recorded over the expected term of the related contract.
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
Equity method investments
Equity investments that give us the ability to exert significant influence, but not control, over an investee are accounted for under the equity method of accounting, unless we have elected the fair value option. For equity method investments for which the fair value option has been elected, changes in fair value are recorded in Other income, net, in the Consolidated Statements of Income.
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
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosure requirements by requiring more detailed information in several income tax disclosures, such as enhancing disclosure of income taxes paid and requiring disaggregation of the effective income tax rate reconciliation. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2024. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We prospectively adopted this standard in fiscal year 2025, which resulted in incremental income taxes disclosures. See Note 7, Income taxes.
Recent accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs, including updating guidance on the recognition and measurement of costs incurred in connection with development and implementation activities related to internal-use software. The standard is effective for all entities for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We evaluated the impact of adopting this new standard on our consolidated financial statements and related disclosures and do not expect the adoption to have a material impact.

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
As the Company’s CODM evaluates the financial performance of the Company’s human therapeutics segment on a consolidated basis, the measure of segment performance is net income, as reflected in the Consolidated Statements of Income. The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, therapeutic areas, regions and R&D programs in line with our long-term corporate-wide strategic goals. In addition, the CODM may also evaluate financial performance based on net income adjusted for certain items that are unusual and non-recurring. As the Company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the Consolidated Balance Sheets. See Note 10, Investments, for further information regarding equity method investments, and Net cash used in investing activities in the Consolidated Statements of Cash Flows for further information regarding capital expenditures.

The following table provides segment revenues, significant segment expenses, other segment items and reported segment net income for the Company’s one reportable segment, as well as a reconciliation of segment net income to the Company’s total consolidated net income for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Years ended December 31,
	2025	2024	2023
Revenues:
Product sales	$35,148	$32,026	$26,910
Other revenues	1,603	1,398	1,280
Total revenues	36,751	33,424	28,190

Less:
Manufacturing cost of sales(1)(2)	9,845	11,118	7,347
Profit share and royalties in cost of sales(1)	2,192	1,740	1,104
Research and development(1)	7,272	5,964	4,784
Sales and marketing(1)	4,590	4,713	3,784
General and administrative(1)	2,460	2,383	2,395
Other segment items(3)	(931)	252	(729)
Interest income	(408)	(510)	(1,225)
Interest expense, net	2,755	3,155	2,875
Provision for income taxes	1,265	519	1,138
Segment net income	7,711	4,090	6,717
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income	$7,711	$4,090	$6,717
____________
(1)    During the years ended December 31, 2025, 2024 and 2023, we recognized amortization expense on our intangible assets of $4.3 billion, $4.8 billion and $3.2 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Consolidated Statements of Income. In addition, during the years ended December 31, 2025, 2024 and 2023, we recognized depreciation and ROU asset amortization expense of $887 million, $805 million and $824 million, respectively.
(2)    During the years ended December 31, 2025, 2024 and 2023, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $1.3 billion, $2.4 billion and $656 million, respectively.
(3)    Other segment items included in Segment net income primarily consists of: (i) fair value adjustments on equity securities (see Note 10, Investments); (ii) net impairment charges on intangible assets (see Note 13, Goodwill and other intangible assets); and (iii) expenses related to restructuring and cost-savings initiatives.

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
Revenues were as follows (in millions):

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	U.S.	ROW	Total	U.S.	ROW	Total	U.S.	ROW	Total
Prolia	$2,978	$1,436	$4,414	$2,885	$1,489	$4,374	$2,733	$1,315	$4,048
Repatha	1,663	1,353	3,016	1,139	1,083	2,222	793	842	1,635
Otezla	1,839	426	2,265	1,699	427	2,126	1,777	411	2,188
ENBREL	2,199	27	2,226	3,288	28	3,316	3,650	47	3,697
EVENITY	1,600	500	2,100	1,131	432	1,563	809	351	1,160
XGEVA	1,355	729	2,084	1,507	718	2,225	1,527	585	2,112
TEPEZZA(1)	1,758	145	1,903	1,835	16	1,851	441	7	448
BLINCYTO	1,049	510	1,559	800	416	1,216	566	295	861
Nplate	1,027	497	1,524	970	486	1,456	996	481	1,477
TEZSPIRE (2)	1,478	—	1,478	972	—	972	567	—	567
KYPROLIS	913	499	1,412	948	555	1,503	921	482	1,403
Aranesp	416	973	1,389	386	956	1,342	452	910	1,362
KRYSTEXXA(1)	1,340	—	1,340	1,185	—	1,185	272	—	272
Vectibix	604	571	1,175	519	526	1,045	461	523	984
Other products(3)	5,437	1,826	7,263	4,037	1,593	5,630	3,307	1,389	4,696
Total product sales(4)	25,656	9,492	35,148	23,301	8,725	32,026	19,272	7,638	26,910
Other revenues	763	840	1,603	562	836	1,398	534	746	1,280
Total revenues	$26,419	$10,332	$36,751	$23,863	$9,561	$33,424	$19,806	$8,384	$28,190
____________
(1)    TEPEZZA and KRYSTEXXA were acquired from the acquisition of Horizon on October 6, 2023, and include product sales in the periods after the acquisition date.
(2)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(3)    Consists of product sales of our non-principal products.
(4)    Hedging gains and losses, which are included in product sales, were not material for the years ended December 31, 2025, 2024 and 2023.
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

For each of the years ended December 31, 2025, 2024 and 2023, we had product sales to three customers that individually accounted for more than 10% of total revenues. For the year ended December 31, 2025, on a combined basis, these customers accounted for 77% of total gross revenues as shown in the following table. Certain information with respect to these customers was as follows (dollar amounts in millions):

	Years ended December 31,
	2025	2024	2023
McKesson Corporation:
Gross product sales	$26,253	$22,173	$19,035
% of total gross revenues	34%	33%	33%
Cencora, Inc.:
Gross product sales	$20,986	$18,387	$16,625
% of total gross revenues	27%	27%	29%
Cardinal Health, Inc.:
Gross product sales	$12,562	$11,278	$9,775
% of total gross revenues	16%	17%	17%
As of December 31, 2025 and 2024, amounts due from these three customers each exceeded 10% of gross trade receivables and accounted for 75% and 70%, respectively, of net trade receivables on a combined basis. As of December 31, 2025 and 2024, 21% and 26%, respectively, of net trade receivables were due from customers located outside the United States, the majority of which were from Europe. Our total allowance for doubtful accounts as of December 31, 2025 and 2024, was not material.

4. Acquisition
Acquisition of Horizon Therapeutics plc
On October 6, 2023, Amgen completed its acquisition of Horizon by acquiring all of the outstanding shares of Horizon for $116.50 per share in cash, representing a total consideration of approximately $27.8 billion. Horizon is a global biotechnology company focused on the discovery, development and commercialization of medicines that address critical needs of patients impacted by rare, autoimmune and severe inflammatory diseases. The acquisition, which was accounted for as a business combination, aligns with Amgen’s core strategy of delivering innovative medicines that make a significant difference for patients suffering from serious diseases and strengthens Amgen’s leading rare disease portfolio by adding first-in-class, early-in-lifecycle medicines, including TEPEZZA for TED, KRYSTEXXA for chronic refractory gout and UPLIZNA for neuromyelitis optica spectrum disorder. Upon its acquisition, Horizon became a wholly owned subsidiary of Amgen, and its operations have been included in our consolidated financial statements commencing on the acquisition date.
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

5. Stock-based compensation
Our Amended 2009 Plan authorizes for issuance to employees of Amgen and nonemployee members of our Board of Directors shares of our common stock pursuant to grants of equity-based awards, including RSUs, stock options and performance units. The pool of shares available under the Amended 2009 Plan is reduced by one share for each stock option granted and by 1.9 shares for other types of awards granted, including full-value awards. In general, if any shares subject to an award granted under the Amended 2009 Plan expire or become forfeited, terminated or canceled without the issuance of shares, the shares subject to such awards are added back into the authorized pool on the same basis that they were removed. In addition, under the Amended 2009 Plan, shares withheld to pay for minimum statutory tax obligations with respect to full-value awards are added back into the authorized pool on the basis of 1.9 shares. As of December 31, 2025, the Amended 2009 Plan provides for future grants and/or issuances of up to approximately 35 million shares of our common stock. Stock-based awards under our employee compensation plans are made with newly issued shares reserved for this purpose.
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Income (in millions):

	Years ended December 31,
	2025	2024	2023
RSUs	$333	$351	$309
Performance units	112	133	121
Stock options	49	46	43
Total stock-based compensation expense, pretax	494	530	473
Tax benefit from stock-based compensation expense	(106)	(114)	(102)
Total stock-based compensation expense, net of tax	$388	$416	$371
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
Our RSU and stock option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including upon death, disability, termination in connection with a change in control and the retirement of employees who meet certain service and/or age requirements. For awards granted prior to April 1, 2025, RSUs and stock options generally vest in equal amounts on the second, third and fourth anniversaries of the grant date. Effective for awards granted on or after April 1, 2025, RSUs and stock options generally vest in equal amounts on the first, second, third and fourth anniversaries of the grant date. RSUs accrue dividend equivalents, which are typically payable in shares only when and to the extent the underlying RSUs vest and are issued to the recipient.
Restricted stock units
The grant date fair value of an RSU equals the closing price of our common stock on the grant date, as RSUs accrue dividend equivalents during their vesting period, except with respect to certain holders of Horizon unvested RSUs who were granted replacement Amgen RSUs in 2023 under the original terms of the awards in connection with the Horizon acquisition based on the terms of the transaction. See Note 4, Acquisition. Subsequent to the Horizon acquisition, $42 million of the RSUs were accelerated and cash settled in 2023. The weighted-average grant date fair values per unit of RSUs granted (excluding replacement awards granted to Horizon RSU holders) during the years ended December 31, 2025, 2024 and 2023, were $273.10, $301.36 and $237.70, respectively.

The following table summarizes information regarding our RSUs:

	Year ended December 31, 2025
	Units (in millions)	Weighted-average grant date fair value
Balance nonvested as of December 31, 2024	3.5	$265.07
Granted	1.6	$273.10
Vested	(1.2)	$243.73
Forfeited	(0.2)	$277.14
Balance nonvested as of December 31, 2025	3.7	$274.23
The total grant date fair values of RSUs that vested during the years ended December 31, 2025, 2024 and 2023, were $283 million, $401 million and $309 million, respectively.
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
The weighted-average assumptions used in the option valuation model and the resulting weighted-average grant date fair values of stock options granted were as follows:

	Years ended December 31,
	2025	2024	2023
Closing price of our common stock on grant date	$270.44	$300.30	$235.97
Expected volatility (average of implied and historical volatility)	27.8%	26.9%	23.3%
Expected life (in years)	5.7	5.7	5.7
Risk-free interest rate	4.0%	4.4%	3.4%
Expected dividend yield	3.2%	3.2%	3.5%
Fair value of stock options granted	$62.76	$69.34	$41.86
The following table summarizes information regarding our stock options:

	Year ended December 31, 2025
	Options (in millions)	Weighted- average exercise price	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in millions)
Balance unexercised as of December 31, 2024	5.9	$225.84
Granted	0.9	$270.44
Exercised	(0.6)	$202.34
Expired/forfeited	(0.1)	$258.80
Balance unexercised as of December 31, 2025	6.1	$234.45	6.0	$563
Vested or expected to vest as of December 31, 2025	5.9	$233.42	5.9	$555
Exercisable as of December 31, 2025	3.5	$211.48	4.4	$401
The total intrinsic values of options exercised during the years ended December 31, 2025, 2024 and 2023, were $70 million, $70 million and $33 million, respectively. The actual tax benefits realized from tax deductions from option exercises during the years ended December 31, 2025, 2024 and 2023, were $15 million, $15 million and $7 million, respectively.
As of December 31, 2025, $537 million of unrecognized compensation cost was related to nonvested RSUs and unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance units
Certain management-level employees also receive annual grants of performance units, which give the recipient the right to receive common stock that is contingent upon achievement of specified preestablished goals over the performance period, which is generally three years. The performance goals for the units granted during the years ended December 31, 2025, 2024 and 2023, which are accounted for as equity awards, are based on (i) Amgen’s total stockholder return compared with a comparator group of companies, which are considered market conditions and are therefore reflected in the grant date fair values of the units, and (ii) Amgen’s stand-alone financial performance measures, which are considered performance conditions. The expense recognized for awards is based on the grant date fair value of a unit multiplied by the number of units expected to be earned with respect to the related performance conditions, net of estimated forfeitures. Depending on the outcome of these performance goals, a recipient may ultimately earn a number of units greater or less than the number of units granted. Shares of our common stock are issued on a one-for-one basis for each performance unit earned. In general, performance unit awards vest at the end of the performance period. The performance award program provides for accelerated or continued vesting in certain circumstances as defined in the plan, including upon death, disability, a change in control and retirement of employees who meet certain service and/or age requirements. Performance units accrue dividend equivalents that are typically payable in shares only when and to the extent the underlying performance units vest and are issued to the recipient, including with respect to market and performance conditions that affect the number of performance units earned.
We use a payout simulation model to estimate the grant date fair value of performance units. The weighted-average assumptions used in the payout simulation model and the resulting weighted-average grant date fair values of performance units granted were as follows:

	Years ended December 31,
	2025	2024	2023
Closing price of our common stock on grant date	$270.44	$300.30	$235.97
Volatility	24.2%	22.1%	21.6%
Risk-free interest rate	3.7%	4.6%	3.7%
Fair value of units granted	$290.24	$321.61	$252.49
The payout simulation model assumes correlations of returns of the stock prices of our common stock and the common stocks of the comparator groups of companies and stock price volatilities of the comparator groups of companies to simulate stockholder returns over the performance periods and their resulting impact on the payout percentages based on the contractual terms of the performance units.
As of December 31, 2025 and 2024, 1.2 million and 1.4 million performance units were outstanding, respectively, with weighted-average grant date fair values per unit of $278.62 and $263.86 per unit, respectively. During the year ended December 31, 2025, 0.3 million performance units with a weighted-average grant date fair value per unit of $290.24 were granted, and 0.1 million performance units with a weighted-average grant date fair value per unit of $278.87 were forfeited.
The total fair values of performance units paid during the years ended December 31, 2025, 2024 and 2023, were $163 million, $182 million and $109 million, respectively, based on the number of performance units earned multiplied by the closing stock price of our common stock on the last day of the performance period.
As of December 31, 2025, $64 million of unrecognized compensation cost was related to nonvested performance units, which is expected to be recognized over a weighted-average period of one year.

6. Defined contribution plan
The Company has defined contribution plans to which certain employees of the Company and participating subsidiaries may defer compensation for income tax purposes. Participants are eligible to receive matching contributions based on their contributions, in addition to other Company contributions. Defined contribution plan expenses were $407 million, $375 million and $311 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7. Income taxes
Income before income taxes included the following (in millions):

	Years ended December 31,
	2025	2024	2023
Domestic	$8,220	$4,040	$4,047
Foreign	756	569	3,808
Total income before income taxes	$8,976	$4,609	$7,855
The provision for income taxes included the following (in millions):

	Years ended December 31,
	2025	2024	2023
Current provision:
Federal	$959	$965	$1,524
State	35	33	43
Foreign	971	759	786
Total current provision	1,965	1,757	2,353
Deferred benefit:
Federal	(465)	(860)	(1,124)
State	7	(18)	(25)
Foreign	(242)	(360)	(66)
Total deferred benefit	(700)	(1,238)	(1,215)
Total provision for income taxes	$1,265	$519	$1,138

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

	December 31,
	2025	2024
Deferred income tax assets:
NOL and credit carryforwards	$1,368	$1,352
Accrued expenses	890	693
Capitalized research and development expenses	1,655	1,762
Investments	—	1
Expenses capitalized for tax	218	200
Earnings of foreign subsidiaries	2,305	1,496
Stock-based compensation	138	130
Other	349	361
Total deferred income tax assets	6,923	5,995
Valuation allowance	(1,299)	(1,019)
Net deferred income tax assets	5,624	4,976

Deferred income tax liabilities:
Acquired intangible assets	(2,065)	(2,573)
Debt	(260)	(264)
Fixed assets	(192)	(143)
Fair value of acquired inventory	(28)	(114)
Investments	(422)	—
Other	(271)	(244)
Total deferred income tax liabilities	(3,238)	(3,338)
Total deferred income taxes, net	$2,386	$1,638
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
The valuation allowance increased in 2025, primarily driven by the Company’s expectation that certain foreign amortization deductions are expected to expire unutilized.
As of December 31, 2025, we had $109 million of federal tax credit carryforwards available to reduce future federal income taxes and have provided a $31 million valuation allowance on those federal tax credit carryforwards. The federal tax credit carryforwards expire between 2032 and 2041. We had $1.3 billion of state tax credit carryforwards available to reduce future state income taxes and have provided a valuation allowance for $1.2 billion of those state tax credit carryforwards. We had $148 million of tax credit carryforwards related to our foreign jurisdictions available to offset future foreign income taxes for which we have provided a $123 million valuation allowance.
As of December 31, 2025, we had $34 million of federal NOL carryforwards available to reduce future federal income taxes and have provided no valuation allowance on those federal NOL carryforwards. Additionally, $12 million of those federal NOL carryforwards have no expiration; the remainder begin to expire between 2027 and 2033. We had $971 million of state NOL carryforwards available to reduce future state income taxes and have provided a valuation allowance for $836 million of those state NOL carryforwards. We had $1.4 billion of foreign NOL carryforwards available to reduce future foreign income taxes and have provided a valuation allowance for $239 million of those foreign NOL carryforwards. For the foreign NOLs with no valuation allowance provided, $120 million have no expiration; and the remainder will expire between 2026 and 2034.
The reconciliations of the total gross amounts of UTBs were as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$4,184	$4,012	$3,770
Additions based on tax positions related to the current year	190	188	196
Additions based on tax positions related to prior years	14	9	56
Reductions for tax positions of prior years	(13)	(12)	—
Reductions for expiration of statute of limitations	—	(9)	(4)
Settlements	(4)	(4)	(6)
Ending balance	$4,371	$4,184	$4,012
Substantially all of the UTBs as of December 31, 2025, if recognized, would affect our effective tax rate. As a result, we remeasured our UTBs accordingly.
Interest and penalties related to UTBs are included in our provision for income taxes. During the years ended December 31, 2025, 2024 and 2023, we recognized $264 million, $282 million and $287 million, respectively, of interest and penalties through the income tax provision in the Consolidated Statements of Income. The decrease in interest expense for the year ended December 31, 2025, was primarily due to lower interest rates in 2025 compared to those in 2024. As of December 31, 2025 and 2024, accrued interest and penalties associated with UTBs were $1.9 billion and $1.6 billion, respectively.

The reconciliations between the federal statutory tax rate applied to income before income taxes and our effective tax rate for 2025 were as follows (in millions, except percentages):

	Year ended December 31, 2025
	Tax Effect	Effective Tax Rate
Federal statutory tax rate	$1,885	21.0%
Foreign tax effects:
Ireland:
Tax rate differential	316	3.5%
Valuation allowance	119	1.3%
Other	22	0.2%
Puerto Rico:
Tax rate differential	469	5.2%
Act 52 - withholding tax	456	5.1%
Act 52 - income tax	(968)	(10.8)%
Singapore:
Tax incentive grant	(122)	(1.4)%
Pillar Two minimum tax	147	1.6%
Other	(29)	(0.3)%
Other foreign jurisdictions	199	2.2%
Effect of cross-border tax laws:
U.S. tax on foreign subsidiaries (net of credits and deferred taxes)	(545)	(6.0)%
Foreign-derived intangible income	(222)	(2.5)%
Other	(18)	(0.2)%
Tax credits:
Credit on foreign taxes imposed on U.S. income	(456)	(5.0)%
Research and development tax credits	(272)	(3.0)%
Other adjustments	86	1.0%
Changes in unrecognized tax benefits (primarily interest)	198	2.2%
Effective tax rate	$1,265	14.1%
The reconciliations between the federal statutory tax rate applied to income before income taxes and our effective tax rate for 2024 and 2023 were as follows:

	Years ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
Foreign earnings	(5.8)%	(5.1)%
Foreign-derived intangible income	(3.0)%	(1.3)%
Credits, Puerto Rico excise tax	—%	0.3%
Interest on uncertain tax positions	4.2%	2.6%
Credits, primarily federal R&D	(5.4)%	(3.5)%
Other, net	0.3%	0.5%
Effective tax rate	11.3%	14.5%
The effective tax rates for the years ended December 31, 2025, 2024 and 2023, differ from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 10.5%.
Income taxes paid (net of refunds received) included the following (in millions):

Year ended December 31, 2025
U.S. payments (federal and state)	$3,390
Puerto Rico payments	610
Other foreign payments	300
Total income taxes paid (net of refunds received)	$4,300
Income taxes paid (net of refunds received) during the years ended December 31, 2024 and 2023, were $2.9 billion and $3.4 billion, respectively.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in 2026 and beyond. The impact of these changes was recorded in 2025.
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
In 2017, we received an RAR and a modified RAR from the IRS for the years 2010–2012, proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. We disagreed with the proposed adjustments and calculations, and in 2021, filed a petition in the U.S. Tax Court to contest two duplicate Statutory Notices of Deficiency (Notices) for the years 2010–2012. The Notices seek to increase our U.S. taxable income for the years 2010–2012 by an amount that would result in additional federal tax of approximately $3.6 billion plus interest. Any additional tax that could be imposed for the years 2010–2012 would be reduced by up to approximately $900 million of repatriation tax previously accrued and paid on our foreign earnings.
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations, and in 2022, filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015. The Notice seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest, and asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018 with respect to issues similar to those for the 2010 through 2015 period. We expect that the IRS will begin its audit of 2019-2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
The computations for basic and diluted earnings per share were as follows (in millions, except per-share data):

	Years ended December 31,
	2025	2024	2023
Income (Numerator):
Net income for basic and diluted earnings per share	$7,711	$4,090	$6,717

Shares (Denominator):
Weighted-average shares for basic earnings per share	538	537	535
Effect of dilutive securities	4	4	3
Weighted-average shares for diluted earnings per share	542	541	538

Basic earnings per share	$14.33	$7.62	$12.56
Diluted earnings per share	$14.23	$7.56	$12.49
For each of the three years ended December 31, 2025, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

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
During the years ended December 31, 2025, 2024 and 2023, global profit and loss share expenses were $587 million, $412 million and $310 million, respectively, and were recorded primarily in Cost of sales in the Consolidated Statements of

Income. Net costs due to AstraZeneca for global development and commercialization were not material during the years ended December 31, 2025, 2024 and 2023.
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
During the years ended December 31, 2025, 2024 and 2023, global profit and loss share expenses were $721 million, $547 million and $396 million, respectively, and were recorded primarily in Cost of sales in the Consolidated Statements of Income. Net costs recovered from and due to UCB during the years ended December 31, 2025, 2024 and 2023, were not material.
BeOne Medicines Ltd.
In January 2020, we acquired an equity stake in BeOne for approximately $2.8 billion in cash as part of a collaboration agreement to expand our oncology presence in China. For additional information regarding our equity investment in BeOne, see Note 10, Investments. Under the collaboration, BeOne began selling XGEVA in 2020, BLINCYTO in 2021 and KYPROLIS in 2022 in China, and Amgen shares profits and losses equally during the product-specific commercialization periods. Following entry into an amendment by Amgen and BeOne on November 11, 2025, BeOne will retain the right to commercialize XGEVA, BLINCYTO and KYPROLIS in China for so long as such products are sold in China. Amgen manufactures and supplies the collaboration products to BeOne.
In addition, we jointly develop a portion of our oncology portfolio with BeOne, which shares in global R&D costs by providing cash and development services of up to $1.25 billion. Upon regulatory approval, BeOne will assume commercialization rights in China for a specified period, and Amgen and BeOne will share profits and losses equally until certain of these product rights revert to Amgen. Upon return of the product rights, Amgen will pay royalties to BeOne on sales in China for a specified period. For product sales outside China, Amgen also pays royalties to BeOne.
During the years ended December 31, 2025, 2024 and 2023, net costs recovered from BeOne for oncology product candidates were $181 million, $122 million and $109 million, respectively, and were recorded as an offset to R&D expense in the Consolidated Statements of Income. During the years ended December 31, 2025, 2024 and 2023, product sales from Amgen to BeOne under the collaboration were $266 million, $259 million and $125 million, respectively, and were recorded in Product sales in the Consolidated Statements of Income. Profit and loss share expenses related to the product-specific commercialization period were not material during the years ended December 31, 2025, 2024 and 2023. Royalties on product sales of oncology portfolio products outside of China were not material for the years ended December 31, 2025, 2024 and 2023.
Kyowa Kirin Co., Ltd.
Since 2021, we have been in a collaboration agreement with Kyowa Kirin to jointly develop and commercialize rocatinlimab, an anti-OX40 fully human monoclonal antibody, worldwide, except in Japan. Rocatinlimab is for the treatment of atopic dermatitis, with potential for treatment of other autoimmune diseases.
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
In January 2026, we and Kyowa Kirin agreed to terminate the rocatinlimab collaboration agreement and to transition control of the global development and commercialization program to Kyowa Kirin, subject to receipt of clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In February 2026, we received such regulatory clearance. In the first quarter of 2026, Kyowa Kirin will assume full responsibility for rocatinlimab worldwide, except that Amgen will continue to manufacture rocatinlimab and perform other transition activities for an agreed upon period of time.
During the years ended December 31, 2025, 2024 and 2023, net costs recovered from Kyowa Kirin were $117 million, $166 million and $93 million, respectively, and were recorded as an offset to R&D expense in the Consolidated Statements of Income.

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

10. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of December 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$998	$—	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	132	—	—	132
Total available-for-sale investments	$8,525	$—	$—	$8,525

Types of securities as of December 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$997	$—	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	135	—	—	135
Total available-for-sale investments	$11,486	$—	$—	$11,486
The fair values of available-for-sale investments by location in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
Consolidated Balance Sheets locations	2025	2024
Cash and cash equivalents	$8,525	$11,486
Total available-for-sale investments	$8,525	$11,486
Cash and cash equivalents in the above table excludes bank account cash of $604 million and $487 million as of December 31, 2025 and 2024, respectively.
All interest-bearing securities as of December 31, 2025 and 2024, mature in one year or less. For the years ended December 31, 2025, 2024 and 2023, interest income on these investments was $408 million, $510 million and $1.2 billion, respectively.
For the years ended December 31, 2025, 2024 and 2023, realized gains and losses on interest-bearing securities were not material and were recorded in Other income, net, in the Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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

Equity securities
BeOne Medicines Ltd.
As of December 31, 2025 and 2024, our ownership interest in BeOne was approximately 17.1% and 17.8%, respectively, and the fair values of our investment were $5.8 billion and $3.5 billion, respectively, which were included in Other noncurrent assets in the Consolidated Balance Sheets. We account for our ownership interest as an equity security with a readily determinable fair value, which is carried at fair value with changes in fair value recorded in Other income, net, in the Consolidated Statements of Income. See Note 18, Fair value measurement. During the years ended December 31, 2025, 2024 and 2023, we recognized unrealized gains of $2.3 billion, $82 million, and $1.2 billion respectively, in Other income, net, in the Consolidated Statements of Income. For information on a collaboration agreement we entered into with BeOne in connection with this investment, see Note 9, Collaborations.
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
Other equity securities
Excluding our equity investments in BeOne (discussed above) and Neumora (discussed below), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $326 million and $314 million as of December 31, 2025 and 2024, respectively, which were included in Other noncurrent assets in the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, net unrealized gains and losses on publicly traded securities resulted in a net gain of $109 million, a net loss of $21 million and a net gain of $98 million, respectively. Realized gains and losses on publicly traded securities for the years ended December 31, 2025, 2024 and 2023, were not material.
We held investments of $362 million and $319 million in equity securities without readily determinable fair values as of December 31, 2025 and 2024, respectively, which were included in Other noncurrent assets in the Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, gains due to upward adjustments and gains realized upon dispositions of these securities were not material. For the years ended December 31, 2025, 2024 and 2023 downward adjustments were not material. Adjustments were based on observable price transactions.
Equity Method Investments
Neumora Therapeutics, Inc.
As of December 31, 2025 and 2024, our ownership interest in Neumora was approximately 21.2% and 21.9%, respectively, and the fair values of our investment were $63 million and $375 million, respectively, which were included in Other noncurrent assets in the Consolidated Balance Sheets. Although our equity investment qualifies us for the equity method of accounting, we have elected the fair value option to account for our investment. See Note 18, Fair value measurement. Under the fair value option, changes in the fair value of the investment are recognized through earnings in Other income, net, in the Consolidated Statements of Income each reporting period. We believe the fair value option best reflects the economics of the underlying transaction. During the years ended December 31, 2025, 2024 and 2023, we recognized unrealized losses of $312 million and $228 million and an unrealized gain of $238 million, respectively, for the change in fair values in Other income, net, in the Consolidated Statements of Income.
We are contractually restricted from selling more than 5.0% of Neumora’s outstanding common stock in any rolling 12-month period for as long as we hold at least 10.0% of their outstanding common stock, subject to certain exceptions or otherwise agreed to by Neumora.
Limited partnerships
We held limited partnership investments of $253 million and $262 million as of December 31, 2025 and 2024, respectively, which were included in Other noncurrent assets in the Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of December 31, 2025, we had $134 million of unfunded additional commitments to be made for these investments during the next several years. For the years ended December 31, 2025, 2024 and 2023, net gains and losses recognized from our limited partnership investments were not material.

11. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2025	2024
Raw materials	$915	$818
Work in process	3,425	4,120
Finished goods	1,885	2,060
Total inventories	$6,225	$6,998

12. Property, plant and equipment
Property, plant and equipment consisted of the following (dollar amounts in millions):

		December 31,
	Useful life (in years)	2025	2024
Land	—	$348	$346
Buildings and improvements	10-40	4,932	4,803
Manufacturing equipment	8-12	3,589	3,291
Laboratory equipment	8-12	1,438	1,345
Fixed equipment	12	2,668	2,592
Capitalized software	3-5	1,554	1,442
Other	5-10	1,114	1,059
Construction in progress	—	3,390	2,053
Property, plant and equipment, gross		19,033	16,931
Less accumulated depreciation and amortization		(11,120)	(10,388)
Property, plant and equipment, net		$7,913	$6,543
During the years ended December 31, 2025, 2024 and 2023, we recognized depreciation and amortization expense associated with our property, plant and equipment of $763 million, $694 million and $685 million, respectively.
Geographic information
Certain geographic information with respect to property, plant and equipment, net, was as follows (in millions):

	December 31,
	2025	2024
U.S.	$5,188	$4,156
Puerto Rico	1,273	1,174
ROW	1,452	1,213
Total property, plant and equipment, net	$7,913	$6,543

13. Goodwill and other intangible assets
Goodwill
The changes in the carrying amounts of goodwill were as follows (in millions):

	December 31,
	2025	2024
Beginning balance	$18,637	$18,629
Changes to goodwill resulting from acquisitions, net(1)	—	25
Foreign currency translation adjustments	43	(17)
Ending balance	$18,680	$18,637
____________
(1)    For 2024, changes to Goodwill consisted of measurement-period adjustments related to our Horizon acquisition.
Other intangible assets
Other intangible assets consisted of the following (in millions):

	December 31,
	2025			2024
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,805	$(26,754)	$21,051	$48,611	$(22,594)	$26,017
Licensing rights	3,917	(3,522)	395	3,875	(3,392)	483
R&D technology rights	1,425	(1,305)	120	1,374	(1,235)	139
Marketing-related rights	1,203	(1,203)	—	1,202	(1,202)	—
Total finite-lived intangible assets	54,350	(32,784)	21,566	55,062	(28,423)	26,639
Indefinite-lived intangible assets:
In-process research and development	710	—	710	1,060	—	1,060
Total other intangible assets	$55,060	$(32,784)	$22,276	$56,122	$(28,423)	$27,699
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
The Company monitors intangible assets for impairment on a quarterly basis. In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and a partial impairment of $800 million. In the third quarter of 2025, new facts and circumstances, primarily from the CMS price setting process, indicated a further triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. A subsequent discounted cash flow analysis, prepared using the same Level 3 input framework and updated assumptions, resulted in a revised intangible asset fair value of $3.0 billion, which was lower than the carrying value of $3.4 billion, and an additional impairment of $400 million. The aggregate impairment charges of $1.2 billion during the year ended December 31, 2025 were recognized in Other operating expenses in the Consolidated Statements of Income. See Note 18, Fair value measurement.

The developed-product-technology rights intangible assets related to TAVNEOS have a carrying value of $2.5 billion as of December 31, 2025 with $2.4 billion related to the U.S. market. On January 16, 2026, the FDA requested that ChemoCentryx voluntarily withdraw TAVNEOS from the U.S. market. Amgen is confident that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile. On January 28, 2026, following FDA regulatory process, Amgen informed the FDA that it did not intend to withdraw TAVNEOS from the market. Amgen is evaluating next steps with the FDA to determine a path forward. Future changes to estimated TAVNEOS cash flows could unfavorably impact the Company’s ability to recover the carrying value of the related intangible asset.
IPR&D consists of R&D projects acquired in a business combination that are not complete at the time of acquisition due to remaining technological risks and/or lack of receipt of required regulatory approvals. All IPR&D projects have major risks and uncertainties associated with the timely and successful completion of the development and commercialization of product candidates, including our ability to confirm safety and efficacy based on data from clinical trials, our ability to obtain necessary regulatory approvals and our ability to successfully complete these tasks within budgeted costs. We are not permitted to market a human therapeutic without obtaining regulatory approvals, and such approvals require the completion of clinical trials that demonstrate that a product candidate is safe and effective. In addition, the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans as well as competitive product launches, affect the revenues a product can generate. Consequently, the eventual realized values, if any, of acquired IPR&D projects may vary from their estimated fair values. We review IPR&D projects for impairment annually, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and upon the establishment of technological feasibility or regulatory approval. During the year ended December 31, 2023, the development of AMG 340 acquired in connection with our Teneobio acquisition was terminated, resulting in an impairment charge of $783 million, which was recognized in Other operating expenses in the Consolidated Statements of Income.
During the second quarter of 2025, the FDA approved UPLIZNA for the IgG4-RD indication, and commercialization commenced in the United States. As a result, the Company reclassified the related intangible asset with a gross carrying value of $350 million from IPR&D to developed-product-technology rights and began amortizing it on a straight-line basis over its estimated useful life of approximately 11 years from the date placed in service.
During the years ended December 31, 2025, 2024 and 2023, we recognized amortization of our finite-lived intangible assets of $4.3 billion, $4.8 billion and $3.2 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Consolidated Statements of Income. As of December 31, 2025, the total estimated future amortization of our finite-lived intangible assets for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, was $3.6 billion, $3.5 billion, $2.8 billion, $2.3 billion and $2.2 billion, respectively.

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
The following table summarizes information related to our leases, all of which are classified as operating, included in our Consolidated Balance Sheets (in millions):

	December 31,
Consolidated Balance Sheets locations	2025	2024
Assets:
Other noncurrent assets	$602	$557
Liabilities:
Accrued liabilities	$135	$107
Other noncurrent liabilities	696	673
Total lease liabilities	$831	$780

The components of net lease costs were as follows (in millions):

	Years ended December 31,
Lease costs	2025	2024	2023
Operating(1)	$265	$219	$208
Sublease income	(9)	(17)	(28)
Total net lease costs	$256	$202	$180
____________
(1)    Includes short-term leases and variable lease costs, which were not material for the years ended December 31, 2025, 2024 and 2023.
Maturities of lease liabilities as of December 31, 2025, were as follows (in millions):

Maturity dates	Amounts
2026	$148
2027	153
2028	128
2029	99
2030	77
Thereafter	362
Total lease payments(1)	967
Less imputed interest	(136)
Present value of lease liabilities	$831
____________
(1)    Includes future rental commitments for properties that have been subleased in the amount of $99 million. We expect to receive total future rental income of $54 million related to noncancellable subleases.
The weighted-average remaining lease terms and weighted-average discount rates were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	8.7	9.3
Weighted-average discount rate	4.0%	3.7%
Cash and noncash information related to our leases was as follows (in millions):

	Years ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$157	$156	$182
ROU assets obtained in exchange for lease obligations:
Operating leases	$217	$126	$245
As of December 31, 2025, there were no future lease payments for leases that have not yet commenced.

15. Other current assets and accrued liabilities
Other current assets consisted of the following (in millions):

	December 31,
	2025	2024
Prepaid expenses	$2,945	$2,139
Other	1,188	1,138
Total other current assets	$4,133	$3,277
Accrued liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Sales deductions	$10,606	$8,405
Employee compensation and benefits	1,437	1,329
Dividends payable	1,358	1,278
Income taxes payable	379	2,583
Other	4,743	4,046
Total accrued liabilities	$18,523	$17,641

16. Financing arrangements
Our borrowings consisted of the following (in millions):

	December 31,
	2025	2024
1.90% notes due 2025 (1.90% 2025 Notes)	$—	$500
5.25% notes due 2025 (5.25% 2025 Notes)	—	2,000
3.125% notes due 2025 (3.125% 2025 Notes)	—	1,000
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	881	777
5.507% notes due 2026 (5.507% 2026 Notes)	—	1,500
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	640	595
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due in 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	944	876
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	1,001
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,668
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	568	776
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,462	1,764
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	703	890
4.20% notes due 2052 (4.20% 2052 Notes)	882	895
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,165
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750

	December 31,
	2025	2024
Other notes due 2097	100	100
Total principal amount of debt	56,044	61,778
Unamortized bond discounts, premiums and issuance costs, net	(1,306)	(1,360)
Fair value adjustments	(161)	(343)
Other	27	24
Total carrying value of debt	54,604	60,099
Less current portion	(4,599)	(3,550)
Total long-term debt	$50,005	$56,549
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
Debt issuances and acquisition-related financing
We did not issue debt securities during the years ended December 31, 2025 and 2024.
In March 2023, in connection with the acquisition of Horizon (see Note 4, Acquisition), we issued the following series of notes (in millions):

Principal Amount
5.25% 2025 Notes	$2,000
5.507% 2026 Notes	1,500
5.15% 2028 Notes	3,750
5.25% 2030 Notes	2,750
5.25% 2033 Notes	4,250
5.60% 2043 Notes	2,750
5.65% 2053 Notes	4,250
5.75% 2063 Notes	2,750
Total	$24,000
Also in connection with the acquisition of Horizon, we entered into a $4.0 billion term loan credit agreement in December 2022. In October 2023, in connection with the completion of the acquisition of Horizon, we borrowed $4.0 billion under the term loan credit agreement, of which $2.2 billion was repaid during 2024. As of December 31, 2025, we had $1.8 billion of borrowings outstanding under the term loan credit agreement, which has an interest rate of three-month SOFR plus 1.225% and is due in October 2026.
Debt extinguishment
In 2025, we repurchased an aggregate principal amount of our debt of $1.0 billion, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $683 million, which resulted in a $264 million gain on extinguishment of debt recorded in Other income, net, in the Consolidated Statements of Income.
In 2024, we repurchased an aggregate principal amount of our debt of $875 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $659 million, which resulted in a $215 million gain on extinguishment of debt recorded in Other income, net, in the Consolidated Statements of Income.
In 2023, we repurchased an aggregate principal amount of our debt of $881 million, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $647 million, which resulted in a $225 million gain on extinguishment of debt recorded in Other income, net, in the Consolidated Statements of Income.
Debt repayments
In 2025, debt repayments totaled $5.0 billion, including repayments in full of the $500 million aggregate principal amount of the 1.90% 2025 Notes, $2.0 billion aggregate principal amount of the 5.25% 2025 Notes, $1.0 billion aggregate principal amount of the 3.125% 2025 Notes and $1.5 billion aggregate principal amount of the 5.507% 2026 Notes.
In 2024, debt repayments totaled $3.6 billion, including the full $2.0 billion aggregate principal amount on the term loan due April 2025, $200 million of the aggregate principal amount on the term loan due October 2026 and the full $1.4 billion aggregate principal amount of the 3.625% 2024 Notes.
In 2023, debt repayments totaled $1.5 billion, including the full $750 million aggregate principal amount of the 2.25% 2023 Notes and the full CHF700 million aggregate principal amount ($704 million upon settlement of the related cross-currency swap) of the 0.41% 2023 Swiss franc Bonds.
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
Cross-currency swaps
To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term notes denominated in foreign currencies, we entered into cross-currency swap contracts. The terms of these contracts outstanding as of December 31, 2025, effectively convert the interest payments and principal repayments on our 2.00% 2026 euro Notes, 5.50% 2026 pound sterling Notes and 4.00% 2029 pound sterling Notes from euros and pounds sterling to U.S. dollars. These cross-currency swap contracts have been designated as cash flow hedges. For information regarding the terms of these contracts, see Note 19, Derivative instruments. Cross-currency swap contracts associated with other foreign denominated debt previously outstanding were settled in connection with the repayment of such debt, as discussed above.
Shelf registration statement and other facilities
As of December 31, 2025, we have a commercial paper program that allows us to issue up to $4.0 billion of unsecured commercial paper to fund working capital needs. As of December 31, 2025 and 2024, we had no amounts outstanding under our commercial paper program.
In the first quarter of 2023, we amended and restated our syndicated, unsecured, revolving credit agreement, under which we may borrow up to $4.0 billion for general corporate purposes, including as a liquidity backstop for our commercial paper program. The commitments under the revolving credit agreement may be increased by up to $1.25 billion with the agreement of the banks. Each bank that is a party to the agreement has an initial commitment term of five years. This term may be extended for up to two additional one-year periods with the agreement of the banks. Annual commitment fees for this agreement are 0.09% of the unused portion of the facility based on our current credit rating. Generally, we would be charged interest for any amounts borrowed under this facility, based on our current credit rating, at (i) SOFR plus 1.01% or (ii) the highest of (A) the administrative agent bank base commercial lending rate, (B) the overnight federal funds rate plus 0.50% or (C) one-month SOFR plus 1.1%. As of December 31, 2025 and 2024, no amounts were outstanding under this facility.
In February 2023, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities; common stock; preferred stock; warrants to purchase debt securities, common stock, preferred stock or depositary shares; rights to purchase common stock or preferred stock; securities purchase contracts; securities purchase units; and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time, with terms to be determined at the time of issuance. This shelf registration statement expired in February 2026, and our Board has approved a new shelf registration statement to replace it.

Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan agreement include a financial covenant, which requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (Consolidated EBITDA) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of December 31, 2025.
Contractual maturities of debt obligations
The aggregate contractual maturities of our debt obligations as of December 31, 2025, were as follows (in millions):

Maturity dates	Amounts
2026	$4,571
2027	2,724
2028	4,984
2029	2,943
2030	4,000
Thereafter	36,822
Total	$56,044
Interest costs
Interest costs are expensed as incurred except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest costs capitalized for the years ended December 31, 2025, 2024 and 2023, were not material. Interest paid, net of amounts capitalized and including the ongoing impact of interest rate and cross-currency swap contracts, during the years ended December 31, 2025, 2024 and 2023 was $2.9 billion, $3.3 billion and $2.4 billion, respectively.

17. Stockholders’ equity
Stock repurchase program
During the years ended December 31, 2025 and 2023, we did not repurchase shares under our stock repurchase program. During the year ended December 31, 2024, we repurchased 0.7 million shares of our common stock for a total cost of $200 million under our stock repurchase program. As of December 31, 2025, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
Our Board of Directors declared quarterly dividends per share of $2.38, $2.25 and $2.13, which were paid in each of the four quarters of 2025, 2024 and 2023, respectively.
Historically, we have declared dividends in December of each year, which were paid in the first quarter of the following fiscal year and in March, July and October, which were paid in the second, third and fourth quarters, respectively, of the same fiscal year. Additionally, in December 2025, the Board of Directors declared a quarterly cash dividend of $2.52 per share of common stock, which will be paid in March 2026, to all stockholders of record as of the close of business on February, 13 2026.

Accumulated other comprehensive loss
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2022	$(348)	$128	$(11)	$(231)
Foreign currency translation adjustments	50	—	—	50
Unrealized gains	—	28	—	28
Reclassification adjustments into earnings	—	(222)	—	(222)
Other	—	—	42	42
Income taxes	—	44	—	44
Balance as of December 31, 2023	(298)	(22)	31	(289)
Foreign currency translation adjustments	(76)	—	—	(76)
Unrealized gains	—	506	—	506
Reclassification adjustments into earnings	—	(117)	—	(117)
Other	—	—	(10)	(10)
Income taxes	—	(80)	—	(80)
Balance as of December 31, 2024	(374)	287	21	(66)
Foreign currency translation adjustments	172	—	—	172
Unrealized losses	—	(250)	—	(250)
Reclassification adjustments into earnings	—	(231)	—	(231)
Other	—	—	13	13
Income taxes	—	104	—	104
Balance as of December 31, 2025	$(202)	$(90)	$34	$(258)
With respect to the table above, income tax expenses or benefits for unrealized gains and losses and the related reclassification adjustments to earnings for cash flow hedges were a $53 million benefit and a $51 million benefit in 2025, a $105 million expense and a $25 million benefit in 2024, and a $6 million expense and a $50 million benefit in 2023, respectively.
Reclassifications out of AOCI and into earnings were as follows (in millions):

	Years ended December 31,
Components of AOCI	2025	2024	2023	Consolidated Statements of Income locations
Cash flow hedges:
Foreign currency forward contract gains	$10	$192	$180	Product sales
Cross-currency swap contract gains (losses)	221	(75)	42	Other income, net
	231	117	222	Income before income taxes
	(51)	(25)	(50)	Provision for income taxes
	$180	$92	$172	Net income
Other
In addition to common stock, our authorized capital includes 5 million shares of preferred stock, $0.0001 par value. As of December 31, 2025 and 2024, no shares of preferred stock were issued or outstanding.

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

Fair value measurement as of December 31, 2025, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$998	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	—	132	—	132
Equity securities	6,144	—	—	6,144
Derivatives:
Foreign currency forward contracts	—	196	—	196
Cross-currency swap contracts	—	48	—	48
Total assets	$13,539	$1,374	$—	$14,913
Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$214	$—	$214
Cross-currency swap contracts	—	320	—	320
Interest rate swap contracts	—	293	—	293
Contingent consideration obligations	—	—	161	161
Total liabilities	$—	$827	$161	$988

Fair value measurement as of December 31, 2024, using:	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$997	$—	$997
Money market mutual funds	10,354	—	—	10,354
Other short-term interest-bearing securities	—	135	—	135
Equity securities	4,188	—	—	4,188
Derivatives:
Foreign currency forward contracts	—	420	—	420
Total assets	$14,542	$1,552	$—	$16,094

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$8	$—	$8
Cross-currency swap contracts	—	483	—	483
Interest rate swap contracts	—	531	—	531
Contingent consideration obligations	—	—	106	106
Total liabilities	$—	$1,022	$106	$1,128
Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investments in BeOne and Neumora, as of December 31, 2025 and 2024, are based on quoted market prices in active markets, with no valuation adjustment.
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
Contingent consideration obligations
As a result of business development activity, we have incurred contingent consideration obligations as discussed below. The contingent consideration obligations are recorded at their fair values by using probability-adjusted discounted cash flows, and we revalue these obligations each reporting period until the related contingencies have been resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to licensing rights and product candidates acquired through business development activity, and they are reviewed quarterly by management in our R&D and commercial sales organizations. The inputs include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair values of contingent consideration obligations are recognized in Other operating expenses in the Consolidated Statements of Income.

Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Years ended December 31,
	2025	2024
Beginning balance	$106	$96
Additions	68	—
Payments	(7)	(8)
Net changes in valuations	(6)	18
Ending balance	$161	$106
As of December 31, 2025 and 2024, our contingent consideration obligations were primarily the result of our acquisition of Teneobio in October 2021, which obligates us to make payments to the former shareholders upon achievement of separate development and regulatory milestones with regard to various R&D programs, and other business development activity in 2025.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of December 31, 2025 and 2024, the aggregate fair values of our fixed-rate debt were $51.0 billion and $54.9 billion, respectively, and the carrying values of our fixed-rate debt were $52.8 billion and $58.3 billion, respectively. The estimate of the fair value of our term loan is approximated at its carrying value as of December 31, 2025 and 2024, as this debt instrument bears interest at a floating rate.
During the years ended December 31, 2025 and 2024, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairments of the Otezla intangible asset in 2025 and the IPR&D intangible impairment of AMG 340 in 2023 as disclosed in Note 13, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of December 31, 2025 and 2024, we had outstanding foreign currency forward contracts with aggregate notional amounts of $7.8 billion and $7.2 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro based, as cash flow hedges. Accordingly, we record unrealized gains and losses on these contracts in AOCI in the Consolidated Balance Sheets, and we reclassify them to Product sales in the Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.

To hedge our exposure to foreign currency exchange rate risk associated with certain of our long-term debt denominated in foreign currencies, we enter into cross-currency swap contracts. Under the terms of such contracts, we paid euros and pounds sterling and received U.S. dollars for the notional amounts at the inception of the contracts; and based on these notional amounts, we exchange interest payments at fixed rates over the terms of the contracts by paying U.S. dollars and receiving euros and pounds sterling. In addition, we will pay U.S. dollars to and receive euros and pounds sterling from the counterparties at the maturities of the contracts for these same notional amounts. The terms of these contracts correspond to the related hedged debt, thereby effectively converting the interest payments and principal repayment on the debt from euros and pounds sterling to U.S. dollars. We have designated these cross-currency swap contracts as cash flow hedges. Accordingly, the unrealized gains and losses on these contracts are recorded in AOCI in the Consolidated Balance Sheets and reclassified to Other income, net, in the Consolidated Statements of Income in the same periods during which the hedged debt affects earnings.
The notional amounts and interest rates of our cross-currency swaps as of December 31, 2025, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
2.00% 2026 euro Notes	€750	2.0%	$833	3.9%
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.7%
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Consolidated Balance Sheets and are amortized into Interest expense, net, in the Consolidated Statements of Income over the terms of the associated debt issuances. In 2025, we entered into forward interest rate contracts with an aggregate notional amount of $500 million. Amounts recognized in connection with forward interest rate contracts during the years ended December 31, 2025, 2024 and 2023, and amounts expected to be recognized during the next 12 months on forward interest rate contracts were not material.
Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Years ended December 31,
Derivatives in cash flow hedging relationships	2025	2024	2023
Foreign currency forward contracts	$(464)	$585	$(14)
Cross-currency swap contracts	214	(79)	73
Forward interest rate contracts	—	—	(31)
Total unrealized (losses) gains	$(250)	$506	$28
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of both December 31, 2025 and 2024, we had interest rate swap contracts with an aggregate notional amount of $6.7 billion that hedge certain portions of our long-term debt. In 2025, interest rate swap contracts with an aggregate notional amount of $1.0 billion matured in connection with the repayment of the 3.125% 2025 Notes. Also in 2025, we entered into $1.0 billion of new interest rate swap contracts to hedge a portion of our 5.25% 2033 Notes.

As of December 31, 2025 and 2024, the interest rates on the portion of notes for which we have entered into interest rate swap contracts and the related notional amounts of these contracts were as follows (dollar amounts in millions):

	December 31,
	2025		2024
Notes	Notional amounts	Interest rates	Notional amounts	Interest rates
3.125% 2025 Notes	$—	N/A	$1,000	SOFR + 2.1%
2.60% 2026 Notes	1,250	SOFR + 2.1%	1,250	SOFR + 2.1%
2.45% 2030 Notes	1,000	SOFR + 1.3%	1,000	SOFR + 1.3%
2.30% 2031 Notes	500	SOFR + 1.1%	500	SOFR + 1.1%
5.25% 2033 Notes	2,400	SOFR + 1.8%	1,400	SOFR + 1.8%
4.663% 2051 Notes	1,500	SOFR + 4.3%	1,500	SOFR + 4.3%
Total notional amounts	$6,650		$6,650
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
	December 31,		December 31,
Consolidated Balance Sheets locations	2025	2024	2025	2024
Current portion of long-term debt	$1,273	$1,045	$23	$45
Long-term debt	$5,112	$5,152	$(184)	$(388)
____________
(1)Current portion of long-term debt includes $47 million and $56 million of carrying value with discontinued hedging relationships as of December 31, 2025 and 2024, respectively. Long-term debt includes $185 million and $232 million of carrying value with discontinued hedging relationships as of December 31, 2025 and 2024, respectively.
(2)Current portion of long-term debt includes $47 million and $56 million of hedging adjustments on discontinued hedging relationships as of December 31, 2025 and 2024, respectively. Long-term debt includes $85 million and $132 million of hedging adjustments on discontinued hedging relationships as of December 31, 2025 and 2024, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Year ended December 31, 2025
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$35,148	$2,651	$(2,755)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$10	$—	$—
Cross-currency swap contracts	$—	$221	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(182)
Derivatives designated as hedging instruments	$—	$—	$238

	Year ended December 31, 2024
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$32,026	$506	$(3,155)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$192	$—	$—
Cross-currency swap contracts	$—	$(75)	$—
Gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$29
Derivatives designated as hedging instruments	$—	$—	$40

	Year ended December 31, 2023
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Consolidated Statements of Income	$26,910	$2,833	$(2,875)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$180	$—	$—
Cross-currency swap contracts	$—	$42	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(118)
Derivatives designated as hedging instruments	$—	$—	$205
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

No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of December 31, 2025, the amount of net losses on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was $120 million.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of December 31, 2025 and 2024, the total notional amounts of these foreign currency forward contracts were $240 million and $148 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the years ended December 31, 2025, 2024 and 2023.

Fair values of derivatives
The fair values of derivatives included in the Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
December 31, 2025	Consolidated Balance Sheets locations	Fair values	Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$213
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	48	Accrued liabilities/ Other noncurrent liabilities	320
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	293
Total derivatives designated as hedging instruments		243		826
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$244		$827

	Derivative assets		Derivative liabilities
December 31, 2024	Consolidated Balance Sheets locations	Fair values	Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$420	Accrued liabilities/ Other noncurrent liabilities	$8
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	483
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	531
Total derivatives designated as hedging instruments		420		1,022
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	Accrued liabilities	—
Total derivatives not designated as hedging instruments		—		—
Total derivatives		$420		$1,022
For additional information, see Note 18, Fair value measurement.
Our derivative contracts that were in liability positions as of December 31, 2025, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.

The cash flow effects of our derivative contracts in the Consolidated Statements of Cash Flows are primarily included in Net cash provided by operating activities, except for the settlement of notional amounts of cross-currency swaps, which are included in Net cash (used in) provided by financing activities.

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
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. The outcomes of these proceedings are inherently uncertain and depend on a variety of factors, including the development of the factual record, judicial or administrative rulings, and, in certain cases, the outcome of appellate review. Further, certain of the matters pending against us are at earlier stages of the legal process, which in complex proceedings of the sort we face often extend for several years, and have not progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate. Accordingly, except for amounts accrued, in each of the matters described in this filing in which we could incur a liability, our opponents seek an award of a not-yet-estimable amount of damages or an amount that is not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
Patent Disputes in the International Region
We are involved in and expect future involvement in additional disputes regarding our PCSK9 patents in other jurisdictions and regions. This includes matters filed against us and that we have filed in Germany and Japan.
Germany
In February 2016, the EPO granted European Patent No. 2,215,124 (the EP’124 Patent) to Amgen. This patent describes and claims monoclonal antibodies to PCSK9 and methods of treatment and Sanofi filed an opposition to the patent in the EPO seeking to invalidate it. In November 2016, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A. and Sanofi Winthrop Industrie S.A. filed a joint opposition against Amgen’s patent, and each of Eli Lilly and Company, Regeneron Pharmaceuticals, Inc. (Regeneron) and Strawman Ltd. also filed oppositions to Amgen’s patent. In November 2018, the EPO confirmed the validity of Amgen’s EP’124 Patent, which was appealed to the Technical Board of Appeal (TBA). On October 29, 2020, the TBA upheld the validity of certain claims, including claims that protect Repatha, but ruled that broader claims encompassing PRALUENT® were invalid. As a result of the TBA’s decision, any national litigations regarding infringement of the EP`124 Patent by PRALUENT® were terminated.
In Germany, Sanofi-Aventis Deutschland GmbH and Regeneron filed actions in the Regional Court of Munich seeking damages arising from the provisional enforcement of an injunction against PRALUENT® that was lifted after the TBA’s October 2020 ruling on the EP’124 Patent. On May 8, 2024, the Regional Court of Munich issued a preliminary decision. The case is still pending, but further proceedings were stayed on December 9, 2025.
Also in Germany, on July 21, 2022, Sanofi Biotechnology SAS filed an action against Amgen GmbH and Amgen (Europe) B.V. before the Regional Court of Dusseldorf alleging that the marketing and sale of Repatha infringes European Patent No. 2,756,004 (the EP’004 Patent), which Sanofi Biotechnology SAS licensed from Regeneron. Sanofi Biotechnology SAS is seeking infringement damages and injunctive relief. On May 13, 2024, the Regional Court of Dusseldorf stayed the hearing on Sanofi Biotechnology SAS’ infringement action pending the outcome of Amgen’s nullity action against the EP’004 Patent before the German Federal Patent Court. On December 29, 2025, the Regional Court of Dusseldorf lifted the stay and scheduled an oral hearing on May 12, 2026 to address whether Amgen infringes the EP’004 Patent in Germany.

On August 3, 2023, Amgen GmbH filed a nullity action before the German Federal Patent Court seeking invalidation of Regeneron’s EP’004 Patent. On November 25, 2025, the German Federal Patent Court upheld the validity of Regeneron’s EP’004 Patent.
Unified Patent Court of the European Union
Actions concerning Amgen’s European Patent 3,666,797 (the EP’797 Patent)
On June 1, 2023, Amgen filed an action before the Munich Local Division of the Unified Patent Court (UPC) against Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A. (collectively, Sanofi-Aventis), and Regeneron alleging that the importation, marketing, sale and use of PRALUENT® infringes Amgen’s EP’797 Patent seeking an injunction and damages for past infringement. Regeneron filed counterclaims for revocation, but on February 5, 2024, the court transferred the counterclaims to the Central Division of the UPC that is presiding over Sanofi’s revocation action. The Munich Local Division of the UPC scheduled the hearing on Amgen’s EP’797 Patent infringement action to begin on October 16, 2024.
On June 29, 2023, the Central Division of the UPC served Amgen with an action that was filed by Sanofi-Aventis that seeks revocation of the EP’797 Patent. The Central Division of the UPC scheduled a hearing on the revocation action and on July 16, 2024, the Central Division of the UPC rendered its decision, concluding that the patent claims are invalid and revoked the EP’797 Patent. Subsequently, on July 29, 2024, the Munich Local Division of the UPC stayed Amgen’s action against Sanofi-Aventis alleging that the importation, marketing, sale and use of PRALUENT® infringes the EP’797 Patent. On September 13, 2024, Amgen filed a statement of appeal with the Court of Appeals of the UPC to set aside the Central Division of the UPC’s decision to revoke the EP’797 Patent. On August 12, 2025, the Court of Appeals of the UPC heard oral argument on Amgen’s appeal seeking to set aside the Central Division of the UPC’s decision to revoke Amgen’s EP’797 Patent and on November 25, 2025, the Court of Appeals of the UPC issued a decision upholding the validity of Amgen’s EP’797 Patent. On January 26, 2026, Sanofi and Regeneron filed an application for rehearing and sought an order from the Court of Appeals of the UPC that the lodging of its application for rehearing suspends the UPC’s decision upholding the validity of the EP’797 Patent. On January 29, 2026, the Court of Appeals of the UPC issued an order giving Amgen the opportunity to respond to the request for rehearing by February 26, 2026. On February 5, 2026, Amgen filed its reply to Sanofi’s request for suspension.
On December 30, 2025, following on the Court of Appeals of the UPC’s decision finding the EP’797 Patent valid, the Munich Local Division of the UPC lifted the stay on Amgen’s case alleging that PRALUENT® infringes Amgen’s EP’797 Patent. The Court scheduled an interim conference to take place on June 26, 2026, and an oral argument to take place on November 19, 2026.
Actions concerning Regeneron’s European Patent 3,536,712 (the EP’712 Patent)
On January 10, 2024, Sanofi Biotechnologies SAS (Sanofi Biotechnologies) and Regeneron filed an action (the UPC Action Concerning the EP’712 Patent) against Amgen Inc., Amgen Europe B.V., Amgen N.V., Amgen GmbH, Amgen B.V., Amgen SAS, and Amgen S.R.L before the Dusseldorf Local Division of the UPC, alleging infringement of Regeneron’s EP’712 Patent, which Sanofi Biotechnology SAS licensed from Regeneron. Sanofi and Regeneron are seeking an injunction against the sale, marketing, use, importation, or storage of Repatha for certain specified uses in Belgium, France, Germany, Italy and the Netherlands. Amgen filed counterclaims for invalidity and non-infringement. On February 25, 2025, a hearing on the validity and infringement of the EP’712 Patent was held before the Dusseldorf Local Division of the UPC.
On May 13, 2025, the Dusseldorf Local Division of the UPC issued a decision that the EP’712 Patent is valid but not infringed by Amgen. On July 11, Amgen filed its statement of appeal against the part of the Dusseldorf Local Division of the UPC’s decision finding that the EP’712 Patent is valid. On July 14, 2025, Sanofi and Regeneron filed their statement of appeal against the decision of the Dusseldorf Local Division of the UPC finding the EP’712 Patent not infringed by Amgen. On September 15, 2025, Amgen and Sanofi and Regeneron filed their respective grounds of appeal. On December 15, 2025, the parties filed responses to the grounds of appeal.
Actions concerning Regeneron’s European Patent 4,252,857 (the EP’857 Patent)
On September 25, 2024, Sanofi Biotechnologies and Regeneron filed a brief seeking to expand the ongoing action before the Dusseldorf Local Division of the UPC concerning the EP’712 Patent, alleging that Amgen’s Repatha infringes a newly-issued patent, European Patent No. 4,252,857 (the EP’857 Patent) and seeking an injunction against the marketing, use, or importation of Repatha in 18 countries (Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Italy, Latvia, Lithuania, Luxembourg, Malta, the Netherlands, Portugal, Romania, Slovenia and Sweden) and damages for past infringement (the UPC Action Concerning the EP’857 Patent). On December 13, 2024, the Dusseldorf Local Division of the UPC denied Sanofi and Regeneron’s request to extend the complaint. On February 4, 2025, the Dusseldorf Local Division of the UPC formally ordered separation of the EP’857 Patent from the ongoing EP’712 Patent litigation.

On June 9, 2025, Sanofi filed a motion seeking to stay the UPC Action Concerning the EP’857 Patent, which Amgen opposed. On August 6, 2025, the Dusseldorf Local Division of the UPC stayed the UPC Action Concerning the EP’857 Patent until the Court of Appeals of the UPC reaches a decision on the appeal from the UPC Action Concerning the EP’712 Patent.
European Patent Office
Proceedings concerning Amgen’s EP’797 Patent
On November 16, 2023 and February 29, 2024, Sanofi-Aventis and Regeneron each filed a notice of opposition against Amgen’s EP’797 Patent before the EPO’s Opposition Division. A hearing was held beginning on March 31, 2025 and on April 3, 2025, the Opposition Division determined the claims of the EP’797 Patent are valid.
On April 16, 2025, Sanofi-Aventis and Regeneron filed notices of appeal and requested expedited appeal proceedings. The EPO TBA has scheduled a hearing on Sanofi’s and Regeneron’s appeals against the Opposition Division’s decision upholding the validity of Amgen’s EP’797 Patent to take place on April 13-15, 2026. On January 26, 2026, Amgen filed its reply to Sanofi-Aventis’s and Regeneron’s grounds of appeal.
Proceedings concerning Regeneron’s EP’712 Patent
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
On April 25, 2025, Amgen filed a notice of appeal and request for expedited appeal proceedings. On June 2, 2025, the EPO TBA accelerated Amgen’s appeal from the EPO’s decision that Regeneron’s EP’712 Patent is valid and scheduled oral argument to take place on March 25, 2026.
Proceedings concerning Regeneron’s EP’857 Patent
On June 23, 2025, Amgen filed a notice of opposition and grounds of opposition before the EPO against Regeneron’s EP’857 Patent. On July 7, 2025, the EPO notified the parties that the opposition proceedings concerning the EP’857 Patent have been accelerated due to the pending parallel proceedings before the UPC, and Regeneron’s response to Amgen’s grounds of opposition must accordingly be filed by October 7, 2025. The EPO Opposition Division scheduled a hearing to take place on Amgen’s opposition against Regeneron’s EP’857 Patent on June 9-10, 2026.
Japan
On April 24, 2020, the Supreme Court of Japan declined to hear Sanofi K.K.’s appeals making final the Intellectual Property High Court’s (IP High Court) decisions that PRALUENT® infringes Amgen’s valid patent rights in Japan.
On June 24, 2020, Amgen filed written answers to the invalidity trials initiated by Regeneron on February 12, 2020 before the Japan Patent Office (JPO) seeking to invalidate Amgen’s Japanese patents that were previously held infringed by PRALUENT® and valid over challenges filed by Sanofi K.K. On April 15, 2021, the JPO dismissed Regeneron’s invalidity trials, and in August 2021 Regeneron appealed the decisions to the IP High Court. On January 26, 2023, the IP High Court found Amgen’s patent claims invalid for lacking adequate support and Amgen appealed to the Supreme Court of Japan on March 13, 2023. On September 15, 2023, the Supreme Court of Japan declined to hear Amgen’s appeal. The case was remanded to the JPO for further proceedings, however the case is currently stayed.
On March 31, 2021, Amgen initiated damages proceedings against Sanofi K.K. and Sanofi K.K. raised new validity challenges to Amgen patents. On September 27, 2023, the Tokyo District Court found Amgen’s patent claims invalid and dismissed Amgen’s lawsuit for damages. Amgen appealed the Tokyo District Court’s decision to the IP High Court on December 28, 2023. The IP High Court rejected Amgen’s appeal and remanded the case to the JPO. Amgen then sought amended patent claims before the JPO. The JPO rejected Amgen’s amended claims, and Amgen appealed the JPO’s decision to the IP High Court on September 16, 2024. On April 15, 2025, the IP High Court dismissed Amgen’s appeal and, on May 27, 2025, Amgen filed petition for acceptance of an appeal before the Supreme Court of Japan.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Shanghai Henlius Biotech Inc. et al.
On June 25, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the U.S. District Court for the District of New Jersey (New Jersey District Court) against Shanghai Henlius Biotech Inc., Shanghai Henlius Biologics Co., Ltd,

Organon LLC and Organon & Co. (collectively, the Shanghai Henlius and Organon Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,217,153; 8,460,896; 8,680,248; 9,228,168; 9,359,435; 10,106,829; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,894,972; 11,077,404; 11,098,079; 11,192,919; 11,254,963; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents against the Shanghai Henlius and Organon Defendants). Amgen seeks a judgment from the New Jersey District Court that the Shanghai Henlius and Organon Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Shanghai Henlius and Organon Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar by the Shanghai Henlius and Organon Defendants before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement.
On June 25, 2025, this litigation became a member of In Re: Denosumab Patent Litigation multi-district litigation with other cases involving Prolia/XGEVA biosimilars pending in the district. On September 5, 2025, the Shanghai Henlius and Organon Defendants responded to the complaint, asserting counterclaims for invalidity and non-infringement and affirmative defenses. On October 10, 2025, Amgen responded to those counterclaims and asserted its affirmative defenses. A claim construction hearing will be scheduled after June 23, 2027, and the joint pretrial order is due April 28, 2028. A trial date has not yet been set.
Amgen Inc. et al. v. Hikma Pharmaceuticals USA Inc. et al.
On June 25, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Hikma Pharmaceuticals USA Inc., Gedeon Richter Plc., and Gedeon Richter USA, Inc. (collectively, the Hikma and Gedeon Richter Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,328,134; 9,359,435; 9,371,554; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,192,919; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; and 12,084,686 (collectively, the Asserted Patents against the Hikma and Gedeon Richter Defendants). Amgen seeks a judgment from the New Jersey District Court that the Hikma and Gedeon Richter Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Hikma and Gedeon Richter Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On June 25, 2025, this litigation became a member of In Re: Denosumab Patent Litigation multi-district litigation with other cases involving Prolia/XGEVA biosimilars pending in the district. A trial date has not yet been set.
On September 5, 2025, the Hikma and Gedeon Richter Defendants responded to the complaint, asserting counterclaims and affirmative defenses on September 5, 2025. On October 10, 2025, Amgen responded to those counterclaims and asserted its affirmative defenses. Pursuant to a consent order providing leave to amend, Amgen filed an Amended Complaint on November 14, 2025, adding Gedeon Richter (Schweiz) AG as a defendant to the litigation.
The parties entered into a settlement agreement that resolves the patent litigation related to the Hikma denosumab biosimilar products in the United States. Accordingly, the New Jersey District Court entered a Consent Judgment and Injunction on November 24, 2025, finding the claims of Amgen’s U.S. patents asserted against the Hikma and Gedeon Richter Defendants valid, enforceable and infringed by Hikma’s denosumab biosimilars in the United States and enjoining Defendants from importing, making, using, offering to sell or selling the Hikma denosumab biosimilar products in the United States before January 1, 2026, except as may be permitted by the agreement or by statue.
Amgen Inc. et al. v. Amneal Pharmaceuticals, Inc. et al.
On November 6, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Amneal Pharmaceuticals, Inc., Amneal Pharmaceuticals LLC, GH Genhelix S.A., Universal Farma S.L., and Mabxience Research S.L., (collectively, the Amneal and Mabxience Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,320,816; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,946,085; 11,952,605; 12,084,686 (collectively, the Asserted Patents against the Amneal and Mabxience Defendants). Amgen seeks a judgment from the New Jersey District Court that the Amneal and Mabxience

Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Amneal and Mabxience Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused denosumab biosimilar by the Amneal and Mabxience Defendants before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On January 9, 2026 and January 23, 2026, respectively, the Amneal and Mabxience Defendants responded to the complaint asserting affirmative defenses.
This litigation is part of the In Re: Denosumab Patent Litigation multi-district litigation with other patent cases involving Prolia/XGEVA biosimilars pending in the district. A claim construction hearing will be scheduled after June 23, 2027, and the joint pretrial order is due April 28, 2028. A trial date has not yet been set.
Amgen Inc. et al. v. Dr. Reddy’s Laboratories Ltd., et al.
On November 6, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Dr. Reddy’s Laboratories Ltd., Dr. Reddy’s Laboratories SA, Dr. Reddy’s Laboratories Inc., Alvotech Hf, and Alvotech Swiss AG (collectively, the Dr. Reddy’s and Alvotech Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,822,630; 10,894,972; 11,077,404; 11,098,079; 11,130,980; 11,192,919; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; 12,084,686 (collectively, the Asserted Patents against the Dr. Reddy’s and Alvotech Defendants). Amgen seeks a judgment from the New Jersey District Court that the Dr. Reddy’s and Alvotech Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Dr. Reddy’s and Alvotech Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar by the Dr. Reddy’s and Alvotech Defendants before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On January 9, 2026, the Dr. Reddy’s and Alvotech Defendants responded to the complaint asserting counterclaims for invalidity and non-infringement and affirmative defenses. On January 30, 2026, Amgen responded to those counterclaims and asserted its affirmative defenses.
This litigation is part of the In Re: Denosumab Patent Litigation multi-district litigation with other patent cases involving Prolia/XGEVA biosimilars pending in the district. A claim construction hearing will be scheduled after June 23, 2027, and the joint pretrial order is due April 28, 2028. A trial date has not yet been set.
Amgen Inc. et al. v Alkem Laboratories Ltd., et al.
On November 14, 2025, Amgen Inc. and Amgen Manufacturing Limited LLC filed a lawsuit in the New Jersey District Court against Alkem Laboratories Ltd., Ascend Laboratories, LLC, and Enzene Biosciences (collectively, the Alkem Defendants) based on the submission to the FDA of a BLA seeking approval to market and sell a biosimilar version of Amgen’s Prolia and XGEVA products. The complaint asserts infringement of the following patents: U.S. Patent Nos. 7,364,736; 7,662,930; 7,888,101; 7,928,205; 8,053,236; 8,058,418; 8,247,210; 8,460,896; 8,680,248; 9,012,178; 9,228,168; 9,328,134; 9,359,435; 10,106,829; 10,167,492; 10,227,627; 10,513,723; 10,583,397; 10,655,156; 10,822,630; 10,894,972; 10,907,186; 11,077,404; 11,098,079; 11,130,980; 11,192,919; 11,254,963; 11,299,760; 11,319,568; 11,434,514; 11,459,595; 11,492,372; 11,946,085; 11,952,605; 12,084,686 (collectively, the Asserted Patents against the Alkem Defendants). Amgen seeks a judgment from the New Jersey District Court that the Alkem Defendants have infringed or will infringe one or more claims of each of the Asserted Patents against the Alkem Defendants and based on that judgment, a permanent injunction prohibiting the commercial manufacture, use, offer to sell, or sale within the United States or importation into the United States of the accused proposed denosumab biosimilar by the Alkem Defendants before expiration of each of the patents found to be infringed. Amgen also seeks monetary remedies for any past acts of infringement. On January 23, 2026, the Alkem Defendants responded to the complaint asserting affirmative defenses and counterclaims. On February 12, 2026, the Alkem Defendants filed an amended answer asserting affirmative defenses and counterclaims.
This litigation is part of the In Re: Denosumab Patent Litigation multi-district litigation with other patent cases involving Prolia/XGEVA biosimilars pending in the district. A claim construction hearing will be scheduled after June 23, 2027, and the joint pretrial order is due April 28, 2028. A trial date has not yet been set.
PAVBLU® (aflibercept-ayyh) Patent Litigation
On January 10, 2024, Regeneron filed a lawsuit in the U.S. District Court for the Central District of California (California Central District Court) against Amgen alleging infringement of 32 patents listed by Regeneron in the BPCIA exchange (the 2024 Complaint). The lawsuit stems from Amgen’s submission of an application under the BPCIA for FDA licensure of

PAVBLU as biosimilar to Regeneron’s EYLEA®. By its complaint, Regeneron seeks, among other remedies, an injunction prohibiting the commercial manufacture, use, offer for sale or sale in the United States or import into the United States of PAVBLU before the expiration of each of the patents found to be infringed. Amgen responded to Regeneron’s complaint on February 2, 2024, denying infringement and asserting counterclaims seeking a declaratory judgment that the asserted patents are not infringed, invalid, and/or unenforceable.
On April 11, 2024, the Judicial Panel on Multidistrict Litigation granted a motion filed by Regeneron requesting transfer of Regeneron’s patent infringement lawsuit pending against Amgen in the California Central District Court to the U.S. District Court for the Northern District of West Virginia (West Virginia District Court) for coordinated and consolidated pretrial proceedings with the five other cases involving EYLEA® biosimilars pending in that district.
On June 7, 2024, Regeneron filed a motion in the West Virginia District Court for a preliminary injunction to prohibit Amgen from engaging in the manufacture, use, offer for sell or sale within the United States, or importation into the United States, of PAVBLU until resolution of this lawsuit or the entry of a permanent injunction, whichever comes first. Regeneron’s motion focused on U.S. Patent No. 11,084,865, a formulation patent. On September 23, 2024, the West Virginia District Court denied Regeneron’s motion for a preliminary injunction, and Regeneron filed a notice of appeal, a motion to expedite the appeal, and an emergency motion for an injunction pending resolution of the appeal and for an administrative stay with the U.S. Court of Appeals for the Federal Circuit (Federal Circuit Court). On September 25, 2024, the Federal Circuit Court issued an order temporarily enjoining the launch of PAVBLU on an administrative basis while it considered Regeneron’s motion for an injunction pending appeal. On October 22, 2024, the Federal Circuit Court denied Regeneron’s motion for an injunction pending appeal and lifted the temporary injunction that was entered on September 25, 2024. Oral argument for the appeal was held on January 14, 2025. On March 14, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the denial by the West Virginia District Court of Regeneron’s motion for a preliminary injunction.
On June 17, 2025, Regeneron filed a second lawsuit in the California Central District Court against Amgen alleging infringement of U.S. Patent No. 12,331,099 (the ’099 Patent), also a formulation patent. By its complaint, Regeneron seeks, among other remedies, damages and an injunction prohibiting the commercial manufacture, use, offer for sale or sale in the United States or import into the United States of PAVBLU before the expiration of the ’099 Patent. In July 2025, the Judicial Panel on Multidistrict Litigation issued an Order transferring the case from the California Central District Court to the West Virginia District Court for coordinated and consolidated pretrial proceedings with the other cases involving EYLEA® biosimilars pending in the district, and on July 31, 2025 the case was opened in the West Virginia District Court.
On September 12, 2025, Amgen responded to Regeneron’s complaint asserting infringement of the ’099 Patent, denying infringement and asserting counterclaims seeking a declaratory judgment that the ’099 Patent is not infringed, invalid, and/or unenforceable, and counterclaims for Sherman Act (15 U.S.C. § 2) monopolization through Walker Process fraud, Sherman Act (15 U.S.C. § 2) attempted monopolization through Walker Process fraud, and unlawful and unfair practices under the California Unfair Competition Law. By its counterclaims, Amgen seeks, among other remedies, damages and an injunction against conduct by Regeneron. On September 29, 2025, the West Virginia District Court entered a scheduling order for the matters pending in the multidistrict litigation, including a claim construction hearing for November 23, 2026. On November 12, 2025, Regeneron filed a motion to strike certain of Amgen’s affirmative defenses and to dismiss certain of Amgen’s counterclaims, including the counterclaim seeking a declaratory judgment that the ’099 Patent is unenforceable, the counterclaims for Sherman Act monopolization and attempted monopolization, and the counterclaim for unlawful and unfair practices under the California Competition Law.
On January 7, 2026, the West Virginia District Court entered a stipulation and order of dismissal that dismissed with prejudice Regeneron’s claims with respect to 15 of the patents asserted in the 2024 Complaint and dismissed without prejudice Amgen’s counterclaims and affirmative defenses with respect to those patents. Also on January 7, 2026, the West Virginia District Court granted Regeneron’s motion for leave to amend the 2024 Complaint. The 2024 Complaint as amended alleges infringement of 19 patents and seeks, among other remedies, damages and an injunction prohibiting the commercial manufacture, use, offer for sale or sale in the United States or import into the United States of PAVBLU before the expiration of each of the patents found to be infringed.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited.
On September 4, 2025, Onyx Therapeutics, Inc. (Onyx Therapeutics, a wholly-owned subsidiary of Amgen) filed a lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited (collectively, Amneal), asserting infringement of U.S. Patent No. 7,737,112 (the ’112 Patent) based on Amneal’s submission of an application pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act seeking FDA approval to market a generic version of KYPROLIS. Onyx Therapeutics seeks an order from the

Delaware District Court making any FDA approval of Amneal’s application effective no earlier than the expiration of the ’112 Patent.
On November 6, 2025, Amneal answered the complaint and counterclaimed, seeking a declaration of non-infringement, and filed a motion for judgment on the pleadings of non-infringement. On December 8, 2025, Onyx answered Amneal’s counterclaim, and on December 11, 2025, Onyx opposed Amneal’s motion for judgment on the pleadings. On February 3, 2026, the Delaware District Court denied Amneal’s motion for judgment on the pleadings.
TAVNEOS® (avacopan) Abbreviated New Drug Application (ANDA) Patent Litigation
ChemoCentryx, Inc. v. Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited
On January 16, 2026, ChemoCentryx, Inc. (ChemoCentryx, a wholly-owned subsidiary of Amgen) filed a lawsuit in the New Jersey District Court against Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited (collectively, Zydus) asserting infringement of U.S. Patent Nos. 11,603,356 (the ’356 Patent) and 11,951,214 (the ’214 Patent) based on Zydus’s submission of an ANDA seeking FDA approval to market a generic version of TAVNEOS. ChemoCentryx seeks, among other things, an order from the New Jersey District Court making any FDA approval of Zydus’s ANDA effective no earlier than the expiration of the ’356 and ’214 Patents.
ChemoCentryx, Inc. v. Annora Pharma Private Limited, Hetero USA Inc., and Hetero Labs Limited
On February 9, 2026, ChemoCentryx filed a lawsuit in the New Jersey District Court against Annora Pharma Private Limited, Hetero USA Inc., and Hetero Labs Limited (collectively, Annora) asserting infringement of the ’356 Patent and the ’214 Patent based on Annora’s submission of an ANDA seeking FDA approval to market a generic version of TAVNEOS. ChemoCentryx seeks, among other things, an order from the New Jersey District Court making any FDA approval of Annora’s ANDA effective no earlier than the expiration of the ’356 and ’214 Patents.
Antitrust Class Action
Regeneron Pharmaceuticals, Inc. Antitrust Action
On May 27, 2022, Regeneron filed suit against Amgen in the Delaware District Court for federal and state antitrust and unfair competition violations and tortious interference with prospective business relations. Regeneron alleges that Amgen’s sales contracting practices for Repatha, ENBREL and Otezla with key insurers, third-party payers and PBMs have harmed the sales of its product PRALUENT® and focuses on two primary arguments: that Amgen improperly bundled sales of Repatha with ENBREL, Otezla and potentially other products and sought exclusive or de facto exclusive formulary positioning for Repatha. Amgen’s initial responsive pleading, a motion to dismiss, was filed on August 1, 2022. The Delaware District Court denied Amgen’s motion to dismiss the complaint.
On August 28, 2023, Regeneron filed its amended complaint, and on September 20, 2023, Amgen filed a counterclaim, alleging Regeneron’s own anticompetitive conduct with respect to formulary position for Regeneron’s drug, PRALUENT®, at CVS. Amgen notified the Delaware District Court that it would not be pursuing its counterclaim on April 24, 2025.
A jury trial was held in the Delaware District Court from May 5, 2025 to May 14, 2025. On May 15, 2025, the jury returned a verdict finding for Regeneron on its federal and state antitrust law and tortious interference claims but finding for Amgen on its below-cost pricing claim under California’s Unfair Practices Act. The jury awarded Regeneron $135.6 million in compensatory damages on its antitrust claims (which are subject to trebling under applicable law), or in the alternative, in compensatory damages plus $271.2 million in punitive damages on its tortious interference claim, with such damages under either alternative claim totaling $406.8 million. As Regeneron must elect between recovery under the antitrust or tortious interference claims, any potential damages award would be limited to one of these claims. Although we cannot predict with certainty the ultimate outcome of this litigation, Amgen believes that the jury’s decision and amounts awarded are inconsistent with the law and evidence at trial.
Both parties have filed post-trial motions. On June 12, 2025, Amgen filed a renewed motion for judgment as a matter of law or, in the alternative, for a new trial. Also on June 12, 2025, Regeneron filed a motion for permanent injunctive relief, a constructive trust, and prejudgment interest. Both motions were fully briefed and a hearing on the post-trial motions was held on August 27, 2025.
In assessing whether we should accrue a liability for this litigation in our consolidated financial statements, we considered various factors, including the legal and factual circumstances of the case, the jury’s award, the court’s post-trial proceedings, applicable law, and the likelihood that the jury’s award will be upheld after post-trial briefing and potentially on appeal. As a result of this review, we have determined, in accordance with applicable accounting standards, that it is not probable that we will incur a loss as a result of this litigation, and we have therefore not recorded a liability for this matter.
The ultimate result of this litigation, however, is uncertain because it is reasonably possible that by settlement or final court judgment that none, some, or all of the jury’s verdict and other relief sought might ultimately be awarded but the size of an award, if any, is not estimable at this time.
CareFirst of Maryland Antitrust Class Action
On August 6, 2024, CareFirst of Maryland, Inc., Group Hospitalization and Medical Services, Inc., and CareFirst BlueChoice, Inc. (collectively, CareFirst), filed a proposed class action lawsuit against Amgen Inc., Amgen Manufacturing, Limited (corrected to Amgen Manufacturing Limited LLC in CareFirst’s amended complaint on filed October 11, 2024), and Immunex Corporation in the U.S. District Court for the Eastern District of Virginia (District Court for the Eastern District of Virginia), alleging federal and state antitrust claims and state consumer protection and unjust enrichment claims. CareFirst alleges that, in 2004, Amgen entered into an anticompetitive agreement with certain F. Hoffman-La Roche AG entities (Roche) and other parties that provided Amgen with rights to Roche’s patents in a manner that enabled Amgen to allegedly unlawfully extend the life of patents applicable to ENBREL and, thereby, delay biosimilar entry. On November 4, 2024, Amgen filed a motion to dismiss, and CareFirst thereafter filed a second amended complaint on November 25, 2024. On January 8, 2025, Amgen filed a motion to dismiss the second amended complaint.
On September 30, 2025, the District Court for the Eastern District of Virginia issued an order granting in part and denying in part Amgen’s motion to dismiss. The court dismissed CareFirst’s antitrust claim under Puerto Rico law and its unjust enrichment claims under the laws of seven states and Puerto Rico, but otherwise permitted the claims to proceed. On October 20, 2025, Amgen filed a motion asking the district court to certify its order on the motion to dismiss for interlocutory appeal to the U.S. Court of Appeals for the Fourth Circuit. On November 3, 2025, CareFirst filed its opposition to Amgen’s motion to certify for interlocutory appeal. On November 7, 2025, Amgen filed its answer to the second amended complaint, and on November 10, 2025, Amgen filed its reply in support of its motion to certify for interlocutory appeal.
Sandoz Inc. Antitrust Action
On April 11, 2025, Sandoz Inc. (Sandoz) filed a complaint in the U.S. District Court for the Eastern District of Virginia against Amgen Inc., Amgen Manufacturing Limited LLC, and Immunex Corporation claiming violations of the antitrust laws and tortious interference related to Amgen’s patent rights to ENBREL, and seeking damages, injunctive relief and attorneys’ fees. The factual allegations that form the basis for the claims of Sandoz’s complaint are substantially similar to those asserted in the lawsuit filed against Amgen in the same court by CareFirst.
On June 20, 2025, Amgen filed a motion to dismiss the complaint. Sandoz filed its opposition to the motion to dismiss on July 21, 2025, and on August 21, 2025, Amgen filed its reply in support of the motion to dismiss.
Other Similar Antitrust Actions
In July and August 2025, seven lawsuits were filed in the California Superior Court in Ventura County, each alleging state law antitrust, consumer protection, and unjust enrichment claims, based on allegations substantially similar to those in the CareFirst class action. The cases were filed by: Centene Corporation, WellCare Health Plans, Inc., New York Quality Healthcare Corporation d/b/a Fidelis Care, and Health Net, LLC (collectively, Centene) on July 29, 2025; Humana Inc. (Humana) on July 29, 2025; Molina Healthcare, Inc. (Molina) on July 29, 2025; Blue Cross and Blue Shield of Florida, Inc. and Health Options, Inc. d/b/a Florida Blue HMO (collectively, BCBSFL) on July 29, 2025; Blue Cross and Blue Shield of Kansas City (BCBSKC) on July 29, 2025; Blue Cross and Blue Shield of Massachusetts, Inc. and Blue Cross and Blue Shield of Massachusetts HMO Blue, Inc. (collectively, BCBSMA) on August 8, 2025; and Health Care Services Corp. (HCSC) on August 21, 2025. Amgen subsequently removed the cases filed by BCBSFL, BCBSKC, BCBSMA, and HCSC to the California Central District Court. On September 29, 2025, HCSC voluntarily dismissed its case without prejudice. On October 1, 2025, BCBSFL, BCBSKC, and BCBSMA voluntarily dismissed their cases without prejudice.
On January 8, 2026, Amgen filed demurrers to the complaints filed by Centene, Humana, and Molina, seeking the dismissal of the claims in those complaints, with prejudice. On February 2, 2026, the complaint in the Centene case was amended to join BCBSFL, BCBSKC, BCBSMA, and HCSC as additional plaintiffs. Humana and Molina filed their opposition to Amgen’s demurrers on February 5, 2026, and Amgen’s replies are due on February 26, 2026. On February 5, Amgen filed a demurrer to the amended Centene complaint; Centene’s opposition to the demurrer was filed February 9, 2026 and Amgen’s reply is due February 26, 2026.

U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 7, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
On March 13, 2023, Roofers Local No. 149 Pension Fund filed a purported class action (Roofers Securities Class Action) against Amgen, Robert Bradway and Peter Griffith in the U.S. District Court for the Southern District of New York (Southern District Court of New York). The action was brought on behalf of an alleged class of Amgen shareholders who owned stock between July 29, 2020 and April 27, 2022 (the alleged class period). Plaintiffs allege that the defendants made a series of materially false and misleading statements and omissions during the alleged class period regarding the failure to timely disclose the potential tax liability claimed by the IRS. Plaintiffs further allege that they and other purported class members suffered losses and damages resulting from declines in the market value of Amgen’s common stock after the potential tax liability claimed by the IRS was disclosed.
On August 31, 2023, plaintiff filed an amended complaint and Amgen filed a motion to dismiss on November 6, 2023, which the Southern District Court of New York denied on September 30, 2024. On November 20, 2024, Amgen filed an answer to the amended complaint.
Pursuant to the Southern District Court of New York’s order on September 11, 2025, the class certification briefing is due by April 24, 2026. The last day to file summary judgment motions is December 21, 2026, but no briefing schedule has been set and no trial date has been set.
On December 9, 2025, plaintiffs filed their motion for class certification. Amgen’s opposition is due on March 9, 2026 and plaintiffs’ reply is due May 8, 2026.
Shareholder Derivative Actions (Martin, Clearwater and DM Cohen)
On August 2, 2023, Leon Martin filed a derivative action (the Martin Derivative Action) captioned Leon Martin v. Robert A. Bradway, et al., No. 1:23-cv-06754 (S.D.N.Y. Aug. 2, 2023), purportedly on behalf of Amgen, against Amgen, Robert Bradway, Peter Griffith and Amgen’s independent Board members. The action was filed in the Southern District Court of New York as related to the pending Roofers Securities Class Action. The complaint in this matter alleges claims for violations of the Securities Exchange Act of 1934, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment and waste of corporate assets.
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
On January 16, 2024, the Southern District Court of New York consolidated the Martin Derivative Action and Clearwater Derivative Action (the Consolidated Action). The Southern District Court of New York entered an Order staying the Consolidated Action until a final judgment is entered in the Roofers Securities Class Action.
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
On April 21, 2025, the Southern District Court of New York consolidated the derivative action filed by DM Cohen, Inc. with the Consolidated Action.
The case is stayed pending entry of a final judgment in the Roofers Securities Class action.
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
The case is stayed pending entry of a final judgment in the Roofers Securities Class Action.
Shareholder Derivative Actions (Sieveking, Tierney)
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
On June 9, 2025, the Delaware District Court stayed the case pending entry of a final judgment in the Roofers Securities Class Action.
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
On August 15, 2025, the Northern District Court of California granted defendants’ motion for summary judgment in its entirety and denied lead plaintiff’s motion for partial summary judgment. On September 12, 2025, the lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals, and filed its opening brief on January 5, 2026.
On January 27, 2026, the parties informed the Court of Appeals they had reached an agreement to settle the case on a class-wide basis, subject to approval by the district court.
Opt-Out Cases
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
Commitments – U.S. repatriation tax
Under the 2017 Tax Act, we elected to pay in eight annual installments the repatriation tax related primarily to prior indefinitely invested earnings of our foreign operations. The final U.S. repatriation tax payment of $1.8 billion was made in 2025.

SCHEDULE II
AMGEN INC.
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2025, 2024 and 2023
(In millions)

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Other changes	Balance at end of period
2025	$38	$1	$—	$4	$43
2024	$28	$13	$—	$(3)	$38
2023	$22	$6	$—	$—	$28