Form 10-Q
period 2026-03-31
AMGEN INC
filed 2026-05-01
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☑
As of April 27, 2026, the registrant had 539,708,274 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AAV	anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
CDER	FDA’s Center for Drug Evaluation and Research
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
DILI	drug-induced liver injury
DSC	Drug Safety Communication
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
July MFN Letter	Letter dated July 31, 2025, by the Administration to certain pharmaceutical manufacturers, including Amgen
Later-Stage Clinical Programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nations
MFN EO	Most-Favored-Nations Prescription Drug Pricing Executive Order
Moody’s	Moody’s Investors Service, Inc.
NIH	National Institutes of Health
OB3	P.L. 119-21, commonly known as The One Big Beautiful Bill Act signed into law on July 4, 2025
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury
UTB	unrecognized tax benefit
VBDS	vanishing bile duct syndrome
ii

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV® (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA® (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)
iii

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Product sales	$8,218	$7,873
Other revenues	400	276
Total revenues	8,618	8,149

Operating expenses:
Cost of sales	2,744	2,968
Research and development	1,719	1,486
Selling, general and administrative	1,602	1,687
Other	(113)	830
Total operating expenses	5,952	6,971

Operating income	2,666	1,178

Other income (expense):
Interest expense, net	(657)	(723)
Other income, net	75	1,518

Income before income taxes	2,084	1,973

Provision for income taxes	265	243

Net income	$1,819	$1,730

Earnings per share:
Basic	$3.37	$3.22
Diluted	$3.34	$3.20

Weighted-average shares used in calculation of earnings per share:
Basic	540	538
Diluted	544	541
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Net income	$1,819	$1,730
Other comprehensive income (loss), net of reclassification adjustments and taxes:
(Losses) gains on foreign currency translation adjustments	(5)	57
Gains (losses) on cash flow hedges	77	(223)
Other	(4)	1
Other comprehensive income (loss), net of reclassification adjustments and taxes	68	(165)
Comprehensive income	$1,887	$1,565
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,038	$9,129
Trade receivables, net	9,138	9,570
Inventories	6,186	6,225
Other current assets	4,113	4,133
Total current assets	31,475	29,057

Property, plant and equipment, net	8,216	7,913
Intangible assets, net	21,379	22,276
Goodwill	18,674	18,680
Other noncurrent assets	12,760	12,660
Total assets	$92,504	$90,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,935	$2,367
Accrued liabilities	16,583	18,523
Current portion of long-term debt	5,437	4,599
Total current liabilities	24,955	25,489

Long-term debt	51,886	50,005
Long-term deferred tax liabilities	1,344	1,366
Long-term tax liabilities	2,764	2,690
Other noncurrent liabilities	2,365	2,378

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—539.7 shares in 2026 and 538.8 shares in 2025	34,030	34,023
Accumulated deficit	(24,650)	(25,107)
Accumulated other comprehensive loss	(190)	(258)
Total stockholders’ equity	9,190	8,658
Total liabilities and stockholders’ equity	$92,504	$90,586
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Three months ended March 31, 2026
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2025	538.8	$34,023	$(25,107)	$(258)	$8,658
Net income	—	—	1,819	—	1,819
Other comprehensive income, net of taxes	—	—	—	68	68
Dividends declared on common stock ($2.52 per share)	—	—	(1,362)	—	(1,362)
Issuance of common stock in connection with equity award programs	0.9	40	—	—	40
Stock-based compensation expense	—	75	—	—	75
Tax impact related to employee stock-based compensation expense	—	(108)	—	—	(108)
Balance as of March 31, 2026	539.7	$34,030	$(24,650)	$(190)	$9,190

	Three months ended March 31, 2025
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2024	536.9	$33,533	$(27,590)	$(66)	$5,877
Net income	—	—	1,730	—	1,730
Other comprehensive loss, net of taxes	—	—	—	(165)	(165)
Dividends declared on common stock ($2.38 per share)	—	—	(1,280)	—	(1,280)
Issuance of common stock in connection with equity award programs	0.8	42	—	—	42
Stock-based compensation expense	—	85	—	—	85
Tax impact related to employee stock-based compensation expense	—	(82)	—	—	(82)
Balance as of March 31, 2025	537.7	$33,578	$(27,140)	$(231)	$6,207
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,819	$1,730
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	1,116	1,387
Impairment of intangible assets	—	800
Stock-based compensation expense	75	85
Deferred income taxes	(176)	(250)
Loss (gain) on equity securities	143	(1,295)
Other items, net	(67)	(50)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	413	(1,308)
Inventories	18	288
Other assets	8	(201)
Accounts payable	571	497
Accrued income taxes, net	71	104
Long-term tax liabilities	71	70
Accrued liabilities	(959)	(874)
Accrued sales incentives and allowance	(839)	486
Other liabilities	(75)	(78)
Net cash provided by operating activities	2,189	1,391
Cash flows from investing activities:
Purchases of property, plant and equipment	(712)	(411)
Other	(4)	(36)
Net cash used in investing activities	(716)	(447)
Cash flows from financing activities:
Net proceeds from issuance of debt	3,964	—
Extinguishment of debt	(233)	(301)
Repayment of debt	(833)	(2,500)
Dividends paid	(1,358)	(1,279)
Other	(104)	(27)
Net cash provided by (used in) financing activities	1,436	(4,107)
Increase (decrease) in cash and cash equivalents	2,909	(3,163)
Cash and cash equivalents at beginning of period	9,129	11,973
Cash and cash equivalents at end of period	$12,038	$8,810
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Basis of presentation
The interim unaudited financial information for the three months ended March 31, 2026 and 2025, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $9.3 billion and $11.1 billion as of March 31, 2026 and December 31, 2025, respectively.
Recently adopted accounting pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), to improve the evaluation of derivatives by adding a new scope exception and clarify accounting for share-based non-cash consideration received from customers. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2026. Early adoption is permitted, and entities may apply the standard prospectively or following a modified retrospective approach. We early adopted this standard prospectively in the first quarter of 2026. We currently have no contracts or embedded features that are affected by the adoption of this standard, and therefore adoption did not have an impact on our condensed consolidated financial statements.
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

The following table provides segment revenues, significant segment expenses, other segment items and reported segment net income for the Company’s one reportable segment, as well as a reconciliation of segment net income to the Company’s total consolidated net income for the three months ended March 31, 2026 and 2025 (in millions):

	Three months ended March 31,
	2026	2025
Revenues:
Product sales	$8,218	$7,873
Other revenues	400	276
Total revenues	8,618	8,149

Less:
Manufacturing cost of sales(1)(2)	2,180	2,528
Profit share and royalties in cost of sales(1)	564	440
Research and development(1)	1,719	1,486
Sales and marketing(1)	1,134	1,066
General and administrative(1)	468	621
Other segment items(3)	(87)	(562)
Interest income	(101)	(126)
Interest expense, net	657	723
Provision for income taxes	265	243
Segment net income	1,819	1,730
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$1,819	$1,730
____________
(1)    During the three months ended March 31, 2026 and 2025, amortization of our finite-lived intangible assets was $896 million and $1.2 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. In addition, during the three months ended March 31, 2026 and 2025, we recognized depreciation and right-of-use asset amortization of $220 million and $209 million, respectively.
(2)    During the three months ended March 31, 2026 and 2025, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $247 million and $363 million, respectively.
(3)    For the three months ended March 31, 2026, other segment items included in Segment net income primarily consists of: (i) litigation settlements and (ii) fair value adjustments on equity securities (see Note 6, Investments). For the three months ended March 31, 2025, other segment items included in Segment net income primarily consisted of fair value adjustments on equity securities (see Note 6, Investments) and impairment charges on intangible assets (see Note 8, Goodwill and other intangible assets).

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
Revenues were as follows (in millions):

	Three months ended March 31,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Repatha	$465	$411	$876	$343	$313	$656
Prolia	461	266	727	720	379	1,099
EVENITY	431	131	562	320	122	442
TEPEZZA	424	66	490	365	16	381
Otezla	352	79	431	343	94	437
BLINCYTO	221	194	415	273	97	370
Nplate	283	129	412	201	112	313
XGEVA	228	183	411	360	206	566
TEZSPIRE(1)	343	—	343	285	—	285
KYPROLIS	218	112	330	216	108	324
ENBREL	314	6	320	504	6	510
Aranesp	77	234	311	91	249	340
Vectibix	136	151	287	135	132	267
UPLIZNA	246	16	262	82	9	91
IMDELLTRA/IMDYLLTRA	188	70	258	79	2	81
KRYSTEXXA	255	—	255	236	—	236
Other products(2)	1,131	397	1,528	1,109	366	1,475
Total product sales(3)	$5,773	$2,445	8,218	$5,662	$2,211	7,873
Other revenues			400			276
Total revenues			$8,618			$8,149
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three months ended March 31, 2026 and 2025.

4. Income taxes
The effective tax rate for the three months ended March 31, 2026 was 12.7% compared with 12.3% for the prior-year period.
The increase in our effective tax rate for the three months ended March 31, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets, partially offset by the net unrealized losses on equity investments in the current-year period compared to net unrealized gains in the prior-year period (see Note 6, Investments). The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 12.6%, as of January 1, 2026.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act, and modifications to the international tax framework, including the tax rate changes on foreign earnings noted above. The legislation has multiple effective dates, with most provisions effective as of January 1, 2026.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. On March 16, 2026, the Court ordered supplemental closing briefs, which are due May 20, 2026. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. If sustained in full, the adjustments set forth in the draft NOPA could have a material impact on our financial statements. We disagree with the draft NOPA and have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the exam team. We intend to contest the draft NOPA. We expect that the IRS will begin its audit for years 2019–2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
During the three months ended March 31, 2026, the gross amounts of our UTBs increased by $35 million as a result of tax positions taken during the current year. Substantially all of the UTBs as of March 31, 2026, if recognized, would impact our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended March 31,
	2026	2025
Income (Numerator):
Net income for basic and diluted EPS	$1,819	$1,730

Shares (Denominator):
Weighted-average shares for basic EPS	540	538
Effect of dilutive securities	4	3
Weighted-average shares for diluted EPS	544	541

Basic earnings per share	$3.37	$3.22
Diluted earnings per share	$3.34	$3.20
For the three months ended March 31, 2026 and 2025, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of March 31, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$996	$—	$—	$996
Money market mutual funds	10,352	—	—	10,352
Other short-term interest-bearing securities	131	—	—	131
Total interest-bearing securities	$11,479	$—	$—	$11,479

Types of securities as of December 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$998	$—	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	132	—	—	132
Total interest-bearing securities	$8,525	$—	$—	$8,525
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	March 31, 2026	December 31, 2025
Cash and cash equivalents	$11,479	$8,525
Total interest-bearing securities	$11,479	$8,525
Cash and cash equivalents in the above table excludes bank account cash of $559 million and $604 million as of March 31, 2026 and December 31, 2025, respectively.
All interest-bearing securities as of March 31, 2026 and December 31, 2025, mature in one year or less. For the three months ended March 31, 2026 and 2025, interest income on these investments was $101 million and $126 million, respectively.
For the three months ended March 31, 2026 and 2025, realized gains and losses on interest-bearing securities were not material and were recorded in Other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeOne Medicines Ltd.
As of March 31, 2026 and December 31, 2025, our ownership interest in BeOne was approximately 17%, and the fair values of our investment were $5.6 billion and $5.8 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, we recorded an unrealized loss of $130 million and an unrealized gain of $1.7 billion, respectively, in Other income, net, in the Condensed Consolidated Statements of Income.
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

Other equity securities
Excluding our equity investment in BeOne (discussed above), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $383 million and $389 million as of March 31, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026, net unrealized losses on these publicly traded securities were not material, compared to net unrealized losses of $363 million in the prior-year period. Additionally, net realized gains and losses on sales of publicly traded securities for the three months ended March 31, 2026 and 2025, were not material.
We held investments of $344 million and $362 million in equity securities without readily determinable fair values as of March 31, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2026 and 2025, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three months ended March 31, 2026 and 2025, were not material.
Equity method investments
Limited partnerships
We held limited partnership investments of $284 million and $253 million as of March 31, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of March 31, 2026, we had $144 million of unfunded additional commitments to be made for these investments during the next several years. For the three months ended March 31, 2026 and 2025, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$1,048	$915
Work in process	3,426	3,425
Finished goods	1,712	1,885
Total inventories	$6,186	$6,225

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$18,680
Foreign currency translation adjustments	(6)
Balance at March 31, 2026	$18,674

Other intangible assets
Other intangible assets consisted of the following (in millions):

	March 31, 2026			December 31, 2025
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,798	$(27,604)	$20,194	$47,805	$(26,754)	$21,051
Licensing rights	3,903	(3,540)	363	3,917	(3,522)	395
Research and development technology rights	1,416	(1,304)	112	1,425	(1,305)	120
Marketing-related rights	1,202	(1,202)	—	1,203	(1,203)	—
Total finite-lived intangible assets	54,319	(33,650)	20,669	54,350	(32,784)	21,566
Indefinite-lived intangible assets:
In-process research and development	710	—	710	710	—	710
Total other intangible assets	$55,029	$(33,650)	$21,379	$55,060	$(32,784)	$22,276
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
The developed-product-technology rights intangible assets related to TAVNEOS have a carrying value of $2.4 billion as of March 31, 2026, with $2.3 billion related to the U.S. market. The product, acquired by the Company in connection with our acquisition of ChemoCentryx in 2022, was approved by the FDA in 2021. On April 27, 2026, the FDA’s Center for Drug Evaluation and Research (CDER) issued a proposal to withdraw approval of TAVNEOS. The proposal follows the FDA’s March 2026 DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The proposal alleges that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. ChemoCentryx, as the U.S. marketing authorization holder, may request a hearing on this proposal, after which the FDA will determine whether there is a genuine and substantial issue of fact that requires a hearing. If a hearing is not granted, the FDA may enter summary judgment and ultimately withdraw approval. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. The Company intends to engage with the FDA, continues to believe that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. The Company’s evaluation of these developments did not result in significant changes to the estimated future cash flows for TAVNEOS as of March 31, 2026; however, future changes to estimated TAVNEOS cash flows could unfavorably impact the Company’s ability to recover the carrying value of the related intangible assets.
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and a partial impairment of $800 million was recorded in Other operating expenses in the Condensed Consolidated Statements of Income. See Note 11, Fair value measurement.
During the three months ended March 31, 2026 and 2025, we recognized amortization of our finite-lived intangible assets of $896 million and $1.2 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of March 31, 2026, the total estimated future amortization of our finite-lived intangible assets for the remaining nine months ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, 2030 and 2031, was $2.7 billion, $3.6 billion, $2.8 billion, $2.3 billion, $2.2 billion and $2.1 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	March 31, 2026	December 31, 2025
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	$—	$881
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	628	640
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	926	944
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
4.20% notes due 2031 (4.20% 2031 Notes)	1,000	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	987
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
4.85% notes due 2036 (4.85% 2036 Notes)	1,750	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,478
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	543	568
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
5.50% notes due 2046 (5.50% 2046 Notes)	500	—
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,269	1,462
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	598	703
4.20% notes due 2052 (4.20% 2052 Notes)	882	882
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
5.65% notes due 2056 (5.65% 2056 Notes)	750	—
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,128

	March 31, 2026	December 31, 2025
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	58,810	56,044
Unamortized bond discounts, premiums and issuance costs, net	(1,329)	(1,306)
Fair value adjustments	(183)	(161)
Other	25	27
Total carrying value of debt	57,323	54,604
Less current portion	(5,437)	(4,599)
Total long-term debt	$51,886	$50,005
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loan has an interest rate of three-month SOFR plus 1.225%.
Debt issuances
During the three months ended March 31, 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the three months ended March 31, 2025.
Debt repayments
During the three months ended March 31, 2026, we repaid the €750 million aggregate principal amount of the 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $2.5 billion of debt repayments during the three months ended March 31, 2025.
Debt extinguishment
During the three months ended March 31, 2026, we repurchased an aggregate principal amount of our debt of $324 million, including portions of the 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $233 million, which resulted in a $90 million gain on extinguishment of debt. During the three months ended March 31, 2025, we repurchased an aggregate principal amount of our debt of $414 million, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes for an aggregate cost of $301 million, which resulted in a $111 million gain on extinguishment of debt. Gains and losses on extinguishments of debt are recorded in Other income, net, in the Condensed Consolidated Statements of Income.
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.
Shelf registration statement and other facilities
In February 2026, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities, common stock, preferred stock, warrants to purchase securities (including debt securities, common stock, preferred stock or depositary shares), rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units, and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2029.
During the three months ended March 31, 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under this facility.

10. Stockholders’ equity
Stock repurchase program
During the three months ended March 31, 2026 and 2025, we did not repurchase shares under our stock repurchase program. As of March 31, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In March 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share, which will be paid in June 2026. In December 2025, our Board of Directors declared a quarterly cash dividend of $2.52 per share, which was paid in March 2026.
Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2025	$(202)	$(90)	$34	$(258)
Foreign currency translation adjustments	(5)	—	—	(5)
Unrealized losses	—	(15)	—	(15)
Reclassification adjustments into earnings	—	113	—	113
Other	—	—	(4)	(4)
Income taxes	—	(21)	—	(21)
Balance as of March 31, 2026	$(207)	$(13)	$30	$(190)

Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended March 31,		Condensed Consolidated Statements of Income locations
Components of AOCI	2026	2025
Cash flow hedges:
Foreign currency forward contract (losses) gains	$(36)	$56	Product sales
Cross-currency swap contract (losses) gains	(77)	83	Other income, net
	(113)	139	Income before income taxes
	24	(30)	Provision for income taxes
	$(89)	$109	Net income

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
The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of March 31, 2026, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$996	$—	$996
Money market mutual funds	10,352	—	—	10,352
Other short-term interest-bearing securities	—	131	—	131
Equity securities	6,008	—	—	6,008
Derivatives:
Foreign currency forward contracts	—	249	—	249
Total assets	$16,360	$1,376	$—	$17,736

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$136	$—	$136
Cross-currency swap contracts	—	354	—	354
Interest rate swap contracts	—	302	—	302
Contingent consideration obligations	—	—	173	173
Total liabilities	$—	$792	$173	$965

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$998	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	—	132	—	132
Equity securities	6,144	—	—	6,144
Derivatives:
Foreign currency forward contracts	—	196	—	196
Cross-currency swap contracts	—	48	—	48
Total assets	$13,539	$1,374	$—	$14,913

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$214	$—	$214
Cross-currency swap contracts	—	320	—	320
Interest rate swap contracts	—	293	—	293
Contingent consideration obligations	—	—	161	161
Total liabilities	$—	$827	$161	$988

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investment in BeOne, as of March 31, 2026 and December 31, 2025, are based on quoted market prices in active markets, with no valuation adjustment.
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
As of March 31, 2026 and December 31, 2025, the balances of our contingent consideration obligations were $173 million and $161 million, respectively, and primarily resulted from our acquisition of Teneobio, Inc. in October 2021, which obligates us to make payments to the former shareholders upon achievement of separate development and regulatory milestones with regard to various R&D programs, and other business development activity in 2025. There were no material changes to our contingent consideration obligations during the three months ended March 31, 2026 and 2025.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of March 31, 2026 and December 31, 2025, the aggregate fair values of our fixed-rate debt were $53.1 billion and $51.0 billion, respectively, and the carrying values of our fixed-rate debt were $55.5 billion and $52.8 billion, respectively. The estimate of the fair value of our term loan is approximated at its carrying value as of March 31, 2026 and December 31, 2025, as this debt instrument bears interest at a floating rate.
During the three months ended March 31, 2026 and 2025, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairment of the Otezla intangible asset in the first quarter of 2025 as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of March 31, 2026 and December 31, 2025, we had outstanding foreign currency forward contracts with aggregate notional amounts of $8.0 billion and $7.8 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro and Japanese yen based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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

The notional amounts and interest rates of our cross-currency swaps as of March 31, 2026, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.7%
During the first quarter of 2026, our 2.00% 2026 euro Notes matured and the related cross-currency swaps were settled.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the three months ended March 31, 2026 and 2025, and amounts expected to be recognized during the next 12 months were not material.
Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended March 31,
Derivatives in cash flow hedging relationships	2026	2025
Foreign currency forward contracts	$108	$(212)
Cross-currency swap contracts	(83)	66
Forward interest rate contracts	(40)	—
Total unrealized losses	$(15)	$(146)
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of both March 31, 2026 and December 31, 2025, we had interest rate swap contracts with an aggregate notional amount of $6.7 billion that hedge certain portions of our long-term debt.
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

The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Current portion of long-term debt	$1,277	$1,273	$27	$23
Long-term debt	$5,088	$5,112	$(210)	$(184)
____________
(1)     Current portion of long-term debt includes $43 million and $47 million of carrying value with discontinued hedging relationships as of March 31, 2026 and December 31, 2025, respectively. Long-term debt includes $176 million and $185 million of carrying value with discontinued hedging relationships as of March 31, 2026 and December 31, 2025, respectively.
(2)    Current portion of long-term debt includes $43 million and $47 million of hedging adjustments on discontinued hedging relationships as of March 31, 2026 and December 31, 2025, respectively. Long-term debt includes $76 million and $85 million of hedging adjustments on discontinued hedging relationships as of March 31, 2026 and December 31, 2025, respectively.
Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended March 31, 2026
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,218	$75	$(657)
The effects of cash flow and fair value hedging:
Losses on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$(36)	$—	$—
Cross-currency swap contracts	$—	$(77)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$22
Derivatives designated as hedging instruments	$—	$—	$(8)

	Three months ended March 31, 2025
	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$7,873	$1,518	$(723)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$56	$—	$—
Cross-currency swap contracts	$—	$83	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(96)
Derivatives designated as hedging instruments	$—	$—	$112
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

No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of March 31, 2026, the amount of net losses on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was $114 million.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of March 31, 2026 and December 31, 2025, the total notional amounts of these foreign currency forward contracts were $584 million and $240 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three months ended March 31, 2026 and 2025.
Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
March 31, 2026	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$249	Accrued liabilities/ Other noncurrent liabilities	$135
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	354
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	302
Total derivatives designated as hedging instruments		249		791

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$249		$792

	Derivative assets		Derivative liabilities
December 31, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$213
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	48	Accrued liabilities/ Other noncurrent liabilities	320
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	293
Total derivatives designated as hedging instruments		243		826
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$244		$827
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of March 31, 2026, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.
The cash flow effects of our derivative contracts in the Condensed Consolidated Statements of Cash Flows are primarily included in Net cash provided by operating activities, except for certain circumstances, including the settlement of notional amounts of cross-currency swaps, which are included in Net cash provided by (used in) financing activities.

13. Contingencies and commitments
Contingencies
In the ordinary course of business, we are involved in various legal proceedings, government investigations and other matters that are complex in nature and have outcomes that are difficult to predict. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Our business may be affected by litigation and government investigations. We describe our legal proceedings and other matters that are significant or that we believe could become significant in this footnote and in Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously.
Our legal proceedings involve various aspects of our business and a variety of claims, some of which present novel factual allegations and/or unique legal theories. The outcomes of these proceedings are inherently uncertain and depend on a variety of factors, including the development of the factual record, judicial or administrative rulings, and, in certain cases, the outcome of appellate review. Further, certain of the matters pending against us are at earlier stages of the legal process, which in complex proceedings of the sort we face often extend for several years, and have not progressed sufficiently through discovery and/or the development of important factual information and legal issues to enable us to estimate. Accordingly, except for amounts accrued, in each of the matters described in this filing in which we could incur a liability, our opponents seek an award of a not-

yet-estimable amount of damages or an amount that is not material. While it is not possible to accurately predict or determine the eventual outcomes of these matters, an adverse determination in one or more of these matters currently pending could have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Certain recent developments concerning our legal proceedings and other matters are discussed below.
Repatha Patent Litigation
In March 2026, Sanofi SA, Regeneron Pharmaceuticals, Inc. (Regeneron) and Amgen entered into a settlement agreement that resolved the following Repatha patent litigations, as detailed below.
Germany
As a result of the settlement between the parties, the following legal actions in Germany have been withdrawn: actions filed by Sanofi-Aventis Deutschland GmbH and Regeneron in the Regional Court of Munich seeking damages arising from the provisional enforcement of an injunction based on Amgen’s European Patent No. 2,215,124 (the EP’124 Patent) against PRALUENT®; the action filed by Sanofi Biotechnology SAS against Amgen GmbH and Amgen (Europe) B.V. in the Regional Court of Dusseldorf alleging that the marketing and sale of Repatha infringes Regeneron’s European Patent No. 2,756,004 (the EP’004 Patent); and Amgen GmbH’s nullity action filed in the German Federal Patent Court seeking invalidation of Regeneron’s EP’004 Patent. These withdrawals bring an end to these actions concerning the EP’124 and EP’004 patents.
Unified Patent Court of the European Union (UPC)
Actions concerning Amgen’s European Patent No. 3,666,797 (the EP’797 Patent)
As a result of the settlement between the parties, Sanofi-Aventis Deutschland GmbH, Sanofi-Aventis Groupe S.A., Sanofi Winthrop Industrie S.A. (collectively, Sanofi-Aventis) withdrew its application for rehearing of the decision of the Court of Appeals of the UPC upholding the validity of the EP’797 Patent, and Amgen withdrew its case in the Munich Local Division of the UPC alleging that PRALUENT infringes Amgen’s EP’797 Patent. These withdrawals bring these actions concerning Amgen’s EP’797 Patent to an end.
Actions concerning Regeneron’s European Patent No. 3,536,712 (the EP’712 Patent)
As a result of the settlement between the parties, Sanofi Biotechnologies SAS (Sanofi Biotechnologies) and Regeneron withdrew their appeal against the decision of the Dusseldorf Local Division of the UPC finding the EP’712 Patent not infringed by Amgen, and Amgen withdrew its counterclaims for revocation of the EP’712 Patent, bringing these actions to an end.
Actions concerning Regeneron’s European Patent No. 4,252,857 (the EP’857 Patent)
As a result of settlement between the parties, Sanofi Biotechnologies and Regeneron withdrew their action in the UPC that alleged Amgen’s Repatha infringes the EP’857 Patent and Amgen withdrew its counterclaims for revocation, bringing an end to these actions.
European Patent Office (EPO)
Proceedings concerning Amgen’s EP’797 Patent
As a result of the settlement between the parties, Sanofi and Regeneron withdrew their oppositions against the EP’797 Patent on March 9, 2026. On March 11, 2026, the Technical Board of Appeal cancelled the oral hearing that was scheduled to begin on April 13, 2026, and officially closed the opposition proceedings on March 12, 2026. Sanofi and Regeneron also withdrew their oppositions against Amgen’s EP’797 Patent, bringing an end to these proceedings.
Proceedings concerning Regeneron’s EP’712 Patent
As a result of the settlement between the parties, Amgen withdrew its opposition against Regeneron’s EP’712 Patent, bringing an end to this proceeding.
Proceedings concerning Regeneron’s EP’857 Patent
As a result of the settlement between the parties, Amgen withdrew its opposition against Regeneron’s EP’857 Patent. Despite the withdrawal of Amgen’s opposition, the EPO notified Regeneron on March 26, 2026 that it intends to proceed without Amgen’s participation.

Japan
As a result of the settlement between the parties, Regeneron withdrew its invalidity trials against Amgen’s patent rights to PCSK9 antibodies in Japan, and Amgen withdrew its damages cases against Sanofi K.K. for infringement of Amgen’s patent rights to PCSK9 antibodies in Japan, bringing an end to these actions.
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Shanghai Henlius Biotech Inc. et al.
The parties entered into a settlement agreement that resolves the patent litigation related to the accused denosumab biosimilar products in the United States. The U.S. District Court for the District of New Jersey (New Jersey District Court) entered a Consent Order and Judgment on March 31, 2026, finding the claims of Amgen’s U.S. patents asserted against the Shanghai Henlius Biotech Inc., Shanghai Henlius Biologics Co., Ltd, Organon LLC and Organon & Co. valid, enforceable and infringed by the accused denosumab biosimilar products in the United States. Upon entry of the Consent Order and Judgment, all remaining claims and counterclaims were dismissed with prejudice.
Amgen Inc. et al. v Alkem Laboratories Ltd., et al.
On February 26, 2026, Amgen responded to Alkem Laboratories Ltd., Ascend Laboratories, LLC, and Enzene Biosciences’ counterclaims.
PAVBLU® (aflibercept-ayyh) Patent Litigation
United States
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed January 10, 2024) (the 2024 Action)
On March 6, 2026, Regeneron filed a Notice Regarding Case Narrowing in which it identified six patents (including U.S. Patent No. 12,331,099 (the ’099 Patent) asserted in the 2025 Action described below) on which it intends to proceed against Amgen with respect to the 2 mg aflibercept product that is the subject of the multi-district proceeding, and requested dismissal with prejudice of its claims with respect to the fourteen patents asserted against Amgen in Regeneron’s complaint filed on January 10, 2024, as amended (the 2024 Complaint). On April 8, 2026, the U.S. District Court for the Northern District of West Virginia (the West Virginia District Court) granted Regeneron’s request to dismiss. On April 16, 2026, by stipulation of the parties, the West Virginia District Court dismissed without prejudice Amgen’s counterclaims and defenses with respect to the fourteen patents that had been dismissed from the case.
On March 9, 2026, Amgen responded to Regeneron’s 2024 Complaint, denying infringement and asserting counterclaims seeking declaratory judgment that the asserted patents are not infringed, invalid, and/or unenforceable, and counterclaims for Sherman Act (15 U.S.C. § 2) monopolization and attempted monopolization through Walker Process fraud, and unlawful and unfair practices under the California Unfair Competition Law. By its counterclaims, Amgen seeks, among other remedies, damages and an injunction against the conduct of Regeneron. On March 23, 2026, Amgen filed a motion in the West Virginia District Court for a suggestion of remand to the U.S. District Court for the Central District of California of both the 2024 Action and the 2025 Action, which motion Regeneron opposes. On April 20, 2026, Regeneron filed a motion to strike certain of Amgen’s affirmative defenses and to dismiss certain of Amgen’s counterclaims pleaded in response to Regeneron’s 2024 Complaint, including the counterclaims for Sherman Act monopolization and attempted monopolization, and the counterclaim for unlawful and unfair practices under the California Unfair Competition Law.
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed June 17, 2025) (the 2025 Action)
On April 7, 2026, a hearing was held on Regeneron’s motion to strike certain of Amgen’s affirmative defenses and to dismiss certain of Amgen’s counterclaims to Regeneron’s complaint in this matter, including the counterclaim seeking a declaratory judgment that the ’099 Patent is unenforceable, the counterclaims for Sherman Act monopolization and attempted monopolization, and the counterclaim for unlawful and unfair practices under the California Unfair Competition Law.
Singapore
On February 6, 2026, Regeneron, Bayer Healthcare LLC, Bayer Consumer Care AG, and Bayer (South East Asia) Pte. Ltd. filed a lawsuit against Amgen Singapore Manufacturing Pte. Ltd. (Amgen Singapore, a wholly-owned subsidiary of Amgen) in the High Court of the Republic of Singapore (the Singapore Court), asserting infringement of three Singapore patents based on Amgen’s manufacture of aflibercept in Singapore. By its statement of claim, the claimants seek, among other remedies, an injunction prohibiting the use of the processes claimed in the asserted patents before the expiration of each of the patents found to be infringed. Amgen responded to the statement of claim on March 20, 2026, denying infringement and asserting a counterclaim seeking revocation of the asserted patents. The claimants responded to Amgen’s counterclaim on April 22, 2026.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited.
The U.S. District Court for the District of Delaware scheduled a claim construction hearing for September 2, 2026 and scheduled the trial to begin on July 28, 2027.
Onyx Therapeutics, Inc. v. Hetero USA Inc. et al.
On March 24, 2026, Onyx Therapeutics, Inc. (Onyx Therapeutics, a wholly-owned subsidiary of Amgen) filed a lawsuit in the U.S. District Court for the District of Delaware (Delaware District Court) against Hetero USA Inc., Hetero Labs Limited, and Hetero Labs Limited Unit-VI (collectively, Hetero), asserting infringement of U.S. Patent No. 7,737,112 (the ’112 Patent) based on Hetero’s submission of an ANDA seeking FDA approval to market a generic version of KYPROLIS. Onyx Therapeutics seeks an order from the Delaware District Court making any FDA approval of Hetero’s application effective no earlier than the expiration of the ’112 Patent.
TAVNEOS® (avacopan) Abbreviated New Drug Application (ANDA) Patent Litigation
ChemoCentryx, Inc. v. Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited
On April 27, 2026, the Zydus defendants responded to the complaint, asserting counterclaims for declaratory judgment of non-infringement and invalidity of U.S. Patent Nos. 11,951,214 and 11,603,356 and raising affirmative defenses.
Antitrust Class Action
CareFirst of Maryland Antitrust Class Action
On March 18, 2026, the U.S. District Court for the Eastern District of Virginia (District Court for the Eastern District of Virginia) granted Amgen’s motion and certified its order on the motion to dismiss for interlocutory review by the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit Court of Appeals). On March 27, 2026, Amgen filed its petition for permission for interlocutory review with the Fourth Circuit Court of Appeals, which was granted on April 20, 2026.
On April 1, 2026, Amgen filed a motion in the District Court for the Eastern District of Virginia seeking to stay the case while the interlocutory review process remains pending. CareFirst’s opposition to the motion to stay was filed on April 15, 2026, and Amgen’s reply was filed on April 21, 2026.
Sandoz Inc. Antitrust Action
On February 17, 2026, the District Court for the Eastern District of Virginia granted Amgen’s motion to dismiss, dismissing Sandoz Inc.’s (Sandoz) federal antitrust claim with prejudice on the ground that it was a compulsory counterclaim that Sandoz was required to have brought in the prior patent case before the New Jersey District Court, and dismissing Sandoz’s state law claims without prejudice by declining to exercise supplemental jurisdiction over those claims. On March 13, 2026, Sandoz filed a notice of appeal to the Fourth Circuit Court of Appeals.
Other Similar Antitrust Actions
On February 26, 2026, Amgen filed its reply to Centene’s opposition to Amgen’s demurrer. On April 24, 2026, a hearing on Amgen’s demurrers to the Centene, Humana and Molina complaints was held.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
On April 23, 2026, Amgen filed its non-opposition to plaintiff’s motion for class certification.

ChemoCentryx, Inc. Securities Matters
On March 13, 2026, the lead plaintiff filed an unopposed motion for preliminary approval of the settlement between the parties. A hearing on that motion is scheduled for May 21, 2026.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, both the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Repatha, Prolia, EVENITY, TEPEZZA, Otezla, BLINCYTO, Nplate, XGEVA, TEZSPIRE, KYPROLIS, ENBREL, Aranesp, Vectibix, UPLIZNA, IMDELLTRA/IMDYLLTRA and KRYSTEXXA. We also market a number of other products, including but not limited to PAVBLU, AMJEVITA/AMGEVITA, Neulasta, MVASI, TAVNEOS, LUMAKRAS/LUMYKRAS, Parsabiv, Aimovig, PROCYSBI and WEZLANA/WEZENLA.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and financial system instability, together with rising healthcare costs, evolving tariffs and trade protection measures, and expanding geopolitical conflict, including in the Middle East, continue to pose challenges to our business. The expanding geopolitical conflict, particularly in the Middle East, has increased volatility in the energy and transportation markets and disrupted global supply chains. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
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
Numerous tariffs and trade protection measures have been proposed, and in a number of cases, implemented by the United States and other countries. Further, there have been previous proposals for sector-specific tariffs on our industry. In April 2026, the Administration issued a proclamation imposing Section 232 tariffs on certain patented pharmaceuticals and associated active pharmaceutical ingredients. However, in December 2025, in recognition of our capital investments in U.S. manufacturing, we received relief from Section 232 tariffs for approximately the next three years. Given the many uncertainties and variables, tariffs and trade protection measures may adversely affect our business and results of operations.
Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2025.
Products/pipeline
TEPEZZA
In April 2026, we announced positive topline results from a Phase 3 trial of TEPEZZA administered by subcutaneous injection via an on-body injector (OBI) in participants with moderate-to-severe active thyroid eye disease (TED) that demonstrated that TEPEZZA OBI provides comparable efficacy to intravenous TEPEZZA (TEPEZZA IV). The Phase 3 TEPEZZA OBI trial met its primary endpoint in moderate-to-severe active TED, showing a statistically significant and clinically meaningful 77% proptosis response rate during the 24-week placebo-controlled period. The trial also met a key secondary endpoint, with a mean reduction in proptosis of -3.17 mm at week 24. The overall safety results were generally consistent with the known safety profile of TEPEZZA IV. Mild-to-moderate injection site reactions were observed with subcutaneous administration in some patients, which did not result in treatment interruption or discontinuation. Full results from the TEPEZZA Phase 3 OBI trial will be presented at an upcoming medical congress. Additionally, a separate Phase 3b/4 trial, conducted to fulfill an FDA postmarketing requirement for TEPEZZA IV, has been completed. The primary objective of the study was to evaluate the safety and tolerability of three treatment durations (four, eight and 16 infusions) of TEPEZZA IV and assess the need for retreatment. The study was descriptive in nature. The observed risk profile was consistent with the known profile of TEPEZZA IV. The postmarketing data will be submitted to regulatory authorities and presented at an upcoming medical congress.
TAVNEOS
On March 31, 2026, the FDA issued a DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The DSC is based on data available through October 9, 2024 and provides information about DILI and VBDS associated with TAVNEOS. Since approval in 2021, cases of VBDS have been reported, largely from Japan and none from the United States. Most patients who had VBDS were aged 65 years and older, and most cases occurred within 90 days of starting TAVNEOS. VBDS has been fatal in some of these patients. On April 29, 2026, the Company submitted a Changes Being Effected (CBE-30) supplement to the FDA. The CBE-30 filing amends the hepatotoxicity warning language in the label to provide more information on cases of VBDS that have been observed in the postmarketing setting, including that cases with fatal outcomes have been reported, and modifies language regarding liver panel testing and treatment discontinuation rules. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS, alleging that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. ChemoCentryx, as the U.S. marketing authorization holder, may request a hearing on this proposal, after which the FDA will determine whether there is a genuine and substantial issue of fact that requires a hearing. If a hearing is not granted, the FDA may enter summary judgment and ultimately withdraw approval. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. The Company intends to engage with the FDA, continues to believe that TAVNEOS demonstrates effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. For additional information, see

Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, and Part II, Item 1A. Risk Factors—Our current products and products in development cannot be sold without regulatory approval, of this Quarterly Report on Form 10-Q.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended March 31,
	2026	2025	Change
Product sales
U.S.	$5,773	$5,662	2%
ROW	2,445	2,211	11%
Total product sales	8,218	7,873	4%
Other revenues	400	276	45%
Total revenues	$8,618	$8,149	6%
Operating expenses	$5,952	$6,971	(15)%
Operating income	$2,666	$1,178	*
Net income	$1,819	$1,730	5%
Diluted EPS	$3.34	$3.20	4%
Diluted shares	544	541	1%
* Change in excess of 100%
In the following discussion of changes in product sales, any reference to volume growth or decline refers to changes in purchases of our products by healthcare providers (such as physicians or their clinics), dialysis centers, hospitals and pharmacies. In addition, any reference to increases or decreases in inventory refers to changes in inventory held by wholesaler customers and, in certain circumstances, end users (such as pharmacies) as may be noted.
Total product sales increased 4% for the three months ended March 31, 2026, driven by volume growth of 9%, partially offset by declines in net selling price of 2% and 2% from lower wholesaler and end user inventory.
For the three months ended March 31, 2026, U.S. volume grew 8% and ROW volume grew 13%, driven by certain brands, including Repatha, IMDELLTRA/IMDYLLTRA, PAVBLU, UPLIZNA and EVENITY.
Other revenues increased 45% for the three months ended March 31, 2026, driven by higher corporate partner revenue and royalty income.
Operating expenses decreased 15% for the three months ended March 31, 2026, reflecting the Otezla intangible asset impairment charge recorded in the first quarter of 2025 and lower amortization expense from acquisition-related assets, partially offset by higher spend in Later-Stage Clinical Programs. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge.
Uncertain macroeconomic conditions, including ongoing geopolitical conflict and rising geopolitical tensions, changes in the healthcare ecosystem, and potential government policy actions, including MFN pricing or similar drug pricing reforms and tariffs or trade protection measures, have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges, provisions of the IRA, expanded utilization of the 340B Program and growth in numbers of Medicaid enrollees and uninsured individuals. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025; and Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Repatha	$876	$656	34%
Prolia	727	1,099	(34)%
EVENITY	562	442	27%
TEPEZZA	490	381	29%
Otezla	431	437	(1)%
BLINCYTO	415	370	12%
Nplate	412	313	32%
XGEVA	411	566	(27)%
TEZSPIRE(1)	343	285	20%
KYPROLIS	330	324	2%
ENBREL	320	510	(37)%
Aranesp	311	340	(9)%
Vectibix	287	267	7%
UPLIZNA	262	91	*
IMDELLTRA/IMDYLLTRA	258	81	*
KRYSTEXXA	255	236	8%
Other products(2)	1,528	1,475	4%
Total product sales	$8,218	$7,873	4%
* Change in excess of 100%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2025: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1. Business—Reimbursement; (iii) Part I, Item 1A. Risk Factors; and (iv) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Repatha — U.S.	$465	$343	36%
Repatha — ROW	411	313	31%
Total Repatha	$876	$656	34%
The increase in global Repatha sales for the three months ended March 31, 2026 was driven by volume growth of 35% and favorable changes to estimated sales deductions of 8%, partially offset by lower net selling price of 7%.

For a discussion of litigation, including associated settlements, related to Repatha, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Prolia — U.S.	$461	$720	(36)%
Prolia — ROW	266	379	(30)%
Total Prolia	$727	$1,099	(34)%
The decrease in global Prolia sales for the three months ended March 31, 2026 was primarily driven by lower volume of 17%, lower net selling price of 10% and 4% from lower inventory.
For 2026, we continue to expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
EVENITY — U.S.	$431	$320	35%
EVENITY — ROW	131	122	7%
Total EVENITY	$562	$442	27%
The increase in global EVENITY sales for the three months ended March 31, 2026 was driven by volume growth.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
TEPEZZA — U.S.	$424	$365	16%
TEPEZZA — ROW	66	16	*
Total TEPEZZA	$490	$381	29%
* Change in excess of 100%
The increase in global TEPEZZA sales for the three months ended March 31, 2026 was driven by a 22% impact from higher inventory, and higher net selling price.

Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Otezla — U.S.	$352	$343	3%
Otezla — ROW	79	94	(16)%
Total Otezla	$431	$437	(1)%
Global Otezla sales decreased 1% for the three months ended March 31, 2026, as lower net selling price of 8% and lower volume of 2% were offset by favorable changes to estimated sales deductions.
In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. As a result, we expect further declines in net selling price driven by Medicare price setting beginning in 2027. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge recorded in 2025.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
BLINCYTO — U.S.	$221	$273	(19)%
BLINCYTO — ROW	194	97	100%
Total BLINCYTO	$415	$370	12%
The increase in global BLINCYTO sales for the three months ended March 31, 2026 was driven by volume growth of 19%, partially offset by unfavorable changes to estimated sales deductions.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Nplate — U.S.	$283	$201	41%
Nplate — ROW	129	112	15%
Total Nplate	$412	$313	32%
Global Nplate sales for the three months ended March 31, 2026 increased 32% and included a U.S. government order of $60 million for the three months ended March 31, 2026. Excluding the U.S. government order from this comparison, global Nplate sales increased 12% for the three months ended March 31, 2026, driven by volume growth of 8% and higher net selling price.

XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
XGEVA — U.S.	$228	$360	(37)%
XGEVA — ROW	183	206	(11)%
Total XGEVA	$411	$566	(27)%
The decrease in global XGEVA sales for the three months ended March 31, 2026 was driven by lower volume of 19% and lower net selling price.
For 2026, we continue to expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
TEZSPIRE — U.S.	$343	$285	20%
The increase in TEZSPIRE sales for the three months ended March 31, 2026 was driven by volume growth of 32%, partially offset by 8% from lower inventory.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
KYPROLIS — U.S.	$218	$216	1%
KYPROLIS — ROW	112	108	4%
Total KYPROLIS	$330	$324	2%
The increase in global KYPROLIS sales for the three months ended March 31, 2026 was primarily driven by higher net selling price.
For a discussion of ongoing litigation related to KYPROLIS, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
ENBREL — U.S.	$314	$504	(38)%
ENBREL — Canada	6	6	—%
Total ENBREL	$320	$510	(37)%
The decrease in ENBREL sales for the three months ended March 31, 2026 was primarily driven by unfavorable changes to estimated sales deductions of 18% and lower net selling price of 15% resulting from the impact of U.S. Medicare Part D price setting under the IRA, effective January 1, 2026, as well as an increased 340B Program mix.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Aranesp — U.S.	$77	$91	(15)%
Aranesp — ROW	234	249	(6)%
Total Aranesp	$311	$340	(9)%
The decrease in global Aranesp sales for the three months ended March 31, 2026 was driven by lower volume of 5%, lower net selling price of 2% and lower inventory.
Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Vectibix — U.S.	$136	$135	1%
Vectibix — ROW	151	132	14%
Total Vectibix	$287	$267	7%
The increase in global Vectibix sales for the three months ended March 31, 2026 was driven by volume growth of 11%, partially offset by lower inventory.
UPLIZNA
Total UPLIZNA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
UPLIZNA — U.S.	$246	$82	*
UPLIZNA — ROW	16	9	78%
Total UPLIZNA	$262	$91	*
* Change in excess of 100%
The increase in global UPLIZNA sales for the three months ended March 31, 2026 was primarily driven by volume growth.

IMDELLTRA/IMDYLLTRA
Total IMDELLTRA/IMDYLLTRA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
IMDELLTRA — U.S.	$188	$79	*
IMDYLLTRA — ROW	70	2	*
Total IMDELLTRA/IMDYLLTRA	$258	$81	*
* Change in excess of 100%
The increase in global IMDELLTRA/IMDYLLTRA sales for the three months ended March 31, 2026 was driven by volume growth.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
KRYSTEXXA — U.S.	$255	$236	8%
The increase in KRYSTEXXA sales for the three months ended March 31, 2026 was primarily driven by higher net selling price of 20%, partially offset by 8% from lower inventory, and unfavorable changes to estimated sales deductions.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
PAVBLU — U.S.	$276	$99	*
PAVBLU — ROW	4	—	N/A
AMJEVITA — U.S.	41	4	*
AMGEVITA — ROW	132	132	—%
Neulasta — U.S.	149	109	37%
Neulasta — ROW	16	20	(20)%
MVASI — U.S.	96	138	(30)%
MVASI — ROW	54	41	32%
TAVNEOS — U.S.	114	77	48%
TAVNEOS — ROW	5	13	(62)%
LUMAKRAS — U.S.	49	55	(11)%
LUMYKRAS — ROW	45	30	50%
Parsabiv — U.S.	43	50	(14)%
Parsabiv — ROW	44	38	16%
Aimovig — U.S.	68	85	(20)%
Aimovig — ROW	6	5	20%
PROCYSBI — U.S.	47	57	(18)%
PROCYSBI — ROW	1	2	(50)%
WEZLANA — U.S.	4	123	(97)%
WEZENLA — ROW	43	27	59%
Other — U.S.(1)	244	312	(22)%
Other — ROW(1)	47	58	(19)%
Total other products	$1,528	$1,475	4%
Total U.S. — other products	$1,131	$1,109	2%
Total ROW — other products	397	366	8%
Total other products	$1,528	$1,475	4%
* Change in excess of 100%
N/A = not applicable
____________
(1)    Consists of product sales from KANJINTI, AVSOLA, RAVICTI, BKEMV/BEKEMV, RIABNI, EPOGEN, NEUPOGEN, IMLYGIC, ACTIMMUNE, Sensipar/Mimpara, RAYOS, BUPHENYL, QUINSAIR, DUEXIS, Corlanor and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025	Change
Operating expenses:
Cost of sales	$2,744	$2,968	(8)%
% of product sales	33.4%	37.7%
% of total revenues	31.8%	36.4%
Research and development	$1,719	$1,486	16%
% of product sales	20.9%	18.9%
% of total revenues	19.9%	18.2%
Selling, general and administrative	$1,602	$1,687	(5)%
% of product sales	19.5%	21.4%
% of total revenues	18.6%	20.7%
Other	$(113)	$830	*
Total operating expenses	$5,952	$6,971	(15)%
* Change in excess of 100%
Cost of sales
Cost of sales decreased to 31.8% of total revenues for the three months ended March 31, 2026, due to lower amortization expense from acquisition-related assets, partially offset by higher profit share and royalty expense and changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended March 31, 2026, was driven by higher spend in Later-Stage Clinical Programs, including those related to MariTide.
We expect to continue to grow our spend on Later-Stage Clinical Programs as we advance our pipeline.
Selling, general and administrative
The decrease in SG&A expense for the three months ended March 31, 2026, was due to lower general and administrative expenses, partially offset by higher commercial product-related expenses.
Other
Other operating income for the three months ended March 31, 2026, included litigation settlements.
Other operating expenses for the three months ended March 31, 2025, included the Otezla intangible asset impairment charge of $800 million. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended March 31,
	2026	2025
Interest expense, net	$(657)	$(723)
Other income, net	$75	$1,518
Provision for income taxes	$265	$243
Effective tax rate	12.7%	12.3%
Interest expense, net
Interest expense, net, decreased for the three months ended March 31, 2026, primarily due to lower average debt outstanding driven by deleveraging in 2025 and, to a lesser extent, lower weighted-average fixed and floating interest rates on the debt.
Other income, net
Other income, net, decreased for the three months ended March 31, 2026, primarily due to net unrealized losses on equity investments, primarily BeOne, in the current-year period compared to net unrealized gains on equity investments, primarily BeOne, in the prior-year period. See Note 6, Investments, to the condensed consolidated financial statements.
Income taxes
The increase in our effective tax rate for the three months ended March 31, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets, partially offset by the net unrealized losses on equity investments in the current-year period compared to net unrealized gains in the prior-year period.
In 2021, the OECD reached an initial agreement to align countries on a minimum corporate tax rate and an expansion of the taxing rights of market countries. Select individual countries, including the United Kingdom, EU member countries and Singapore, have enacted the global minimum tax agreement that took effect starting in 2024. Singapore’s enactment of the agreement effective 2025 applies irrespective of the Company’s incentive grant. On January 5, 2026, the OECD issued administrative guidance related to the global minimum tax agreement that, when fully enacted, will exempt U.S. companies from extra territorial minimum taxes effective January 1, 2026. Countries have begun to enact, or have announced intentions to enact, the new guidance, and we continue to monitor the potential impact to our 2026 tax rate.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act and modifications to the international tax framework, including tax rate changes on foreign earnings. The legislation has multiple effective dates, with most provisions effective as of January 1, 2026.
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
In 2020, we received an RAR and a modified RAR from the IRS for the years 2013–2015, also proposing significant adjustments that primarily relate to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico similar to those proposed for the years 2010–2012. We disagreed with the proposed adjustments and calculations, and in 2022, we filed a petition in the U.S. Tax Court to contest a Notice for the years 2013–2015. The Notice seeks to increase our U.S. taxable income for the years 2013–2015 by an amount that would result in additional federal tax of approximately $5.1 billion, plus interest and asserts penalties of approximately $2.0 billion. Any additional tax that could be imposed for the years 2013–2015 would be reduced by up to approximately $2.2 billion of repatriation tax previously accrued and paid on our foreign earnings.

We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. On March 16, 2026, the Court ordered supplemental closing briefs, which are due May 20, 2026. The Company expects a decision from the U.S. Tax Court no earlier than the second half of 2026.
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. If sustained in full, the adjustments set forth in the draft NOPA could have a material impact on our financial statements. We disagree with the draft NOPA and have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the exam team. We intend to contest the draft NOPA. We expect that the IRS will begin its audit for years 2019–2022 in the first half of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
See Part I, Item 1A. Risk Factors—We could be subject to additional tax liabilities, including from an adverse outcome in our ongoing tax dispute with the IRS and other tax examinations, enactment of the OECD minimum corporate tax rate agreement and the adoption and interpretation of new tax legislation, including OB3. Such tax liabilities could adversely affect our profitability and results of operations of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 4, Income taxes, to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for further discussion.

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$12,038	$9,129
Total assets	$92,504	$90,586
Current portion of long-term debt	$5,437	$4,599
Long-term debt	$51,886	$50,005
Stockholders’ equity	$9,190	$8,658
Cash and cash equivalents
Our balance of cash and cash equivalents was $12.0 billion as of March 31, 2026. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In December 2025, our Board of Directors declared a quarterly cash dividend of $2.52 per share of common stock for the first quarter of 2026, an increase of 6% over the same period in the prior year, which was paid in March 2026. In March 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share of common stock to be paid in June 2026.
During the three months ended March 31, 2026, we did not repurchase shares under our stock repurchase program. As of March 31, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of March 31, 2026 and December 31, 2025. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the three months ended March 31, 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the three months ended March 31, 2025.
During the three months ended March 31, 2026, we repaid the €750 million aggregate principal amount of our 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $2.5 billion of debt repayments during the three months ended March 31, 2025. We periodically consider the repurchase of our debt when conditions are favorable. During the three months ended March 31, 2026 and 2025, we repurchased aggregate principal amounts of our debt of $324 million and $414 million, respectively, for aggregate costs of $233 million and $301 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $90 million and $111 million respectively, recorded in Other income, net, in the Condensed Consolidated Statements of Income.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, as well as our plans to pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business, of this Quarterly Report on Form 10-Q.
In February 2026, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities, common stock, preferred stock, warrants to purchase securities (including debt securities, common stock, preferred stock or depositary shares), rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units, and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2029.
During the three months ended March 31, 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of March 31, 2026 and December 31, 2025, no amounts were outstanding under this facility.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of March 31, 2026.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$2,189	$1,391
Net cash used in investing activities	$(716)	$(447)
Net cash provided by (used in) financing activities	$1,436	$(4,107)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the three months ended March 31, 2026, increased as compared to the same period in the prior year primarily due to higher net income in the current-year period after adjustments for noncash items and the timing of working capital items.
Investing
Cash used in investing activities during the three months ended March 31, 2026 and 2025, was primarily due to capital expenditures of $712 million and $411 million, respectively, including construction costs for new plants and expansion of manufacturing capacity. We currently estimate full year 2026 investments in capital projects to be approximately $2.6 billion.
Financing
Cash provided by financing activities during the three months ended March 31, 2026, was primarily due to $4.0 billion of net proceeds from long-term debt issuances, partially offset by the payment of dividends of $1.4 billion and the repayment and extinguishment of debt of $833 million and $233 million, respectively. Cash used in financing activities during the three months ended March 31, 2025, was primarily due to the repayment and extinguishment of debt of $2.5 billion and $301 million, respectively, and the payment of dividends of $1.3 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated herein by reference. There were no material changes during the three months ended March 31, 2026, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are also designed to ensure that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management is required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Management determined that as of March 31, 2026, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Below we provide in supplemental form the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
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

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring mandatory pricing in Medicare for certain drugs under Parts B and D (starting with 10 drugs effective January 1, 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs would be subject to such set prices). CMS has set Medicare Part D prices for ENBREL, effective January 1, 2026, and Otezla, effective January 2027, in each case at significantly lower levels. Such pricing for ENBREL has negatively impacted, and is expected to continue to negatively impact, its profitability, and such pricing for Otezla is expected to negatively impact its profitability beginning in January 2027. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting, and we may be required to accept a price set by the government for Medicare using the process that was applied to ENBREL and Otezla. Further, CMS has issued guidance that allows for the re-setting of prices for drugs for which it previously set a price. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and reduce Federal reinsurance in the catastrophic phase; increasing cost-sharing obligations for Part D plans and manufacturers, including by requiring manufacturer discounts. Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if Medicare price increases outpace inflation, and several of our products have been subject to such IRA inflation rebates. The IRA’s Medicare price setting and Medicare redesign have had, and are likely to have, an adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Implementation of OB3 also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected that the OB3 will result in significant reductions in federal Medicaid spending over the next decade and an increase in the number of people without health insurance. These developments would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and further growth of 340B Program utilization. The MFN EO directs HHS to pursue pricing policies that align U.S. drug prices with the prices available in certain comparably developed countries and directs a range of actions to advance that objective, including through regulatory, trade and other policy measures. In July 2025, the Administration delivered the July MFN Letter to us and a number of other manufacturers that called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-patient models to provide MFN pricing for certain drugs. Since the issuance of the July MFN Letter, the recipients have announced that they have reached agreement with the Administration to address the matters described in the letter. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. While this development reflects ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of evolving regulatory and policy expectations.
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
States continue to pursue laws related to price controls, referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Seven states (Colorado, Maine, New Jersey, Maryland, Minnesota, Oregon and Washington) currently use PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. In 2025, Maryland expanded the scope of its PDAB law to include the commercial market. The seven states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and in October 2025 the Colorado PDAB established an Upper Payment Limit (UPL) substantially lower than the wholesale acquisition cost of ENBREL that would be generally applicable to all formulations of ENBREL, effective no earlier than January 1, 2027, and will be reviewed annually. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations. Twenty-two states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, Kansas, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island, Maine and Washington) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2026, no fewer than 16 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, recognizing 340B contract pharmacies and a prohibition on requiring the inclusion of 340B claims modifiers. With OB3’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the Health Resources and Services Administration from enforcing a more restrictive interpretation against Genesis Health Care as to who qualifies as a patient under the 340B Program, which could, if adopted more broadly, affect the scope of eligibility for 340B discounts. Since this decision, various courts have reached differing conclusions on challenges to state laws regulating aspects of the 340B Program, with some courts declining to enjoin such laws and others granting relief to challengers. Certain appellate courts have issued decisions both upholding certain state 340B statutes and affirming the denial of preliminary injunctive relief to manufacturers, while litigation and appeals concerning the validity, interpretation, and enforcement of these laws remain ongoing.
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
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Our business is also affected by policies implemented by private healthcare entities that process Medicare claims, including Medicare Administrative Contractors. Each of CVS, Express Scripts and United Health Group (among the top six integrated health plans and PBMs) have Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Federal actions to reform PBM practices have accelerated, and as these actions collectively curtail rebate-driven economics, PBMs may respond by increasing explicit service fees to offset lost revenue and adopting more restrictive formulary design and utilization management to prioritize lowest net cost. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors, and consolidation of private payers, such as insurers, and PBMs has negatively affected, and may continue to negatively affect, our business.
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will also continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2025. Pressures to decrease drug expenditures may intensify as governments take actions to address budgets strained by high inflation and weak economic conditions, including in Europe, where sustained fiscal pressures continue to challenge public healthcare systems. In addition, policies under consideration or adopted in the United States that reference or tie drug prices to those paid in foreign jurisdictions, including through most-favored-nation or similar pricing approaches, could increase the significance of pricing decisions in such foreign jurisdictions. Further, the EU is currently undergoing a review and revision of its general pharmaceutical legislation that, while full implementation is not expected before 2027, has led to proposals that would reduce intellectual property protection for new products (including potentially shortening the duration of regulatory data exclusivity and orphan drug exclusivity protections), as well as change the reimbursement and regulatory landscape. International reference pricing has been widely used by many countries outside the United States to control costs. International reference pricing policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability across countries or regions. Other expenditure control practices, including the use of revenue clawbacks, rebates and caps on product sales, are also used in various foreign jurisdictions. In addition, countries may refuse to reimburse, or may restrict the reimbursed population for a product, when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, prior to 2020, the reimbursement of Repatha in France was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment. Many countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most, or all of, the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to hospitals and other providers, has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such failures and changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.

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

Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we use third-party service providers to collect, process, store, manage or transmit such data, which has increased our risk. Intentional or inadvertent data privacy or security breaches (including cyberattacks) resulting from attacks or lapses by employees, service providers (including providers of information technology-specific services), business partners, nation states (including groups associated with or supported by foreign intelligence agencies), organized crime organizations, “hacktivists” or others, create risks that our sensitive data may be exposed to unauthorized persons, our competitors or the public. Geopolitical tensions and the increasing targeting of critical infrastructure and global supply chains by nation-state and affiliated actors may heighten the risk of widespread or coordinated cyberattacks, affecting not only our systems but also those of key partners, vendors or industry platforms on which we rely. Malicious actors, including those working under state-sponsored campaigns, have sought employment, often in remote information technology roles, as a means to gain inside access at targeted companies. In two separate incidents, the most recent of which occurred in 2025, individuals used fraudulent identification in connection with their hiring by the Company. While these individuals were detected and terminated before any data was extracted or malware installed, there can be no assurance that future attempts by similar actors will be unsuccessful.
System vulnerabilities and/or cybersecurity breaches experienced by our third-party service providers have constituted a substantial share of the information security risks that have affected us. We continue to experience cybersecurity incidents involving third-party service providers, including incidents in which unauthorized third parties accessed or exfiltrated certain information, including non-significant Amgen data and personally identifiable patient information, and we have made required regulatory notifications in connection with certain such incidents. For example, in November 2025, a third-party service provider had a cybersecurity incident in which Amgen-related information was accessed and disclosed by a threat actor that, upon review, did not involve information material to the Company. Although these supplier data breaches have not resulted in material adverse effects on our business, there can be no assurance that a similar future cybersecurity incident would not result in a material adverse effect on our business or results of operations. Further, the timeliness of our awareness of a cybersecurity incident affects our ability to respond to and work to mitigate the severity of such events. For example, we have previously experienced incidents in which third-party vendors initially reported that cyberattacks did not involve our data but later determined that attackers had accessed limited, non-significant Amgen information. Although such incidents have not resulted in significant adverse effects on our business, future incidents in which we do not receive timely or complete information regarding the nature or scope of a cybersecurity event could impair our response and could have a material adverse effect on our business.
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
We are also subject to various laws and regulations globally regarding cybersecurity, privacy and data protection, including laws and regulations relating to the collection, storage, handling, use, disclosure, transfer and security of personal data. The legislative and regulatory environment regarding privacy and data protection continues to evolve and receive significant attention globally. For example, we are subject to the EU’s General Data Protection Regulation and the California Consumer Privacy Act, as amended (CCPA), both of which impose comprehensive data protection obligations and provide for substantial penalties for noncompliance. Similar consumer privacy and data protection laws have been enacted or proposed in more than half of U.S. states, many of which impose obligations and restrictions that are comparable to, or in some cases more stringent than, those under the CCPA. Outside the United States, other jurisdictions where we operate have passed, or continue to propose, data privacy or cybersecurity legislation and/or regulations. For example, in China, the Personal Information Protection Law and the Data Security Law, which regulate data processing activities associated with personal and nonpersonal data, builds upon the existing Cybersecurity Law. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
We are adopting and exploring the use of AI in our business, and as an emerging and rapidly evolving technology, our use of AI introduces potential opportunities but also presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could prevent us from effectively utilizing AI in our business or result in lower quality decision-making. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information. The market for AI technologies also varies significantly in maturity, security, transparency and reliability, and AI tools and platforms we evaluate, deploy or use, including those provided by third parties, may not perform as expected or provide sufficient capabilities to address evolving operational or cybersecurity needs. Certain AI-enabled tools, including AI-driven cybersecurity tools, are designed to rapidly identify vulnerabilities, misconfigurations and control gaps, increasing the volume and speed at which potential exposures are identified, and are likely to accelerate malicious activities by threat actors and increase the likelihood and/or severity of cyber incidents. If we do not effectively assess, implement, govern and update these technologies, we may experience increased cybersecurity risks, operational inefficiencies or reduced effectiveness of our security controls. Further, several governments and regulatory authorities have proposed or passed laws and regulations governing the use of AI. For example, the European Parliament has adopted the Artificial Intelligence Act establishing EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of AI, and U.S. federal and state governments, including California, have enacted or are considering laws regulating the development and use of AI. In 2024, the EU also revised its Cybersecurity Directive NIS2 rules that create new cybersecurity risk management and reporting obligations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
Our sales and operations are subject to the risks of doing business internationally, including in new or emerging markets.
As we continue our expansion efforts in emerging markets around the world, through acquisitions and licensing transactions as well as through the development and introduction, both independently and through collaborations such as our collaboration with BeOne, of our products in new markets, we face numerous risks to our business. There is no guarantee that our efforts and strategies to expand sales in new or emerging markets will succeed. Our international business, including in China and emerging market countries, may be especially vulnerable to periods of global, national, and local political, legal, regulatory and financial instability, including issues of geopolitical relations, the imposition of international sanctions in response to certain state actions and/or sovereign debt issues, and management of health and healthcare policies. For example, the BIOSECURE Act, signed into law in December 2025 and subject to phased implementation over the next several years through agency guidance and rulemaking, prohibits federal contracting with companies that have commercial connections with enumerated “biotechnology companies of concern” located in certain geographies, including China, could restrict our ability to contract or collaborate with such biotechnology companies in the future. If relations between the United States and other governments deteriorate, our business and investments in such markets may also be adversely affected. We may also be required to increase our reliance on third-party agents and unfamiliar operations and arrangements, including those previously utilized by companies we partner with or acquire in emerging markets. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—We must conduct clinical trials in humans before we commercialize and sell any of our product candidates or existing products for new indications. Our expansion efforts in China and new and emerging markets around the world are dependent upon the existence or establishment of an environment that is predictable, navigable and supportive of biopharmaceutical innovation, sustained access for our products and predictable pricing controls. China has implemented and enforced regulations governing human genetic resources, including strict requirements with respect to the collection, use and transmission of Chinese human genetic materials and data, and has expanded regulations on the conduct of biotechnology R&D activities in China. For example, between 2020 and 2022, we experienced delays in our applications to the Human Genetic Resources Administration of China that sought approval to conduct clinical trials in China. Further, recent increases in tariffs imposed on certain goods imported into the United States, including inputs relevant to biopharmaceutical manufacturing, have raised our production costs to a limited degree in 2025, and, going forward, such tariffs, together with the imposition of tariffs from agreements the Administration has made with other countries and other potential future tariffs, could further increase our production costs and/or potentially disrupt the operation of our supply chain. See Global economic conditions may negatively affect us and may magnify certain risks that affect our business. Our international operations and business may also be subject to less protective intellectual property or other applicable laws, diverse data privacy and protection requirements, changing tax laws and tariffs, trade restrictions or other barriers designed to protect industry in the home country against foreign competition, far-reaching antibribery and anticorruption laws and regulations and/or evolving legal and regulatory environments. For example, cross-border data transfer compliance requirements in China, as well as the U.S. Department of Justice final rule on preventing access to Americans’ bulk sensitive personal data by “countries of concern,” may also impose additional costs of doing business, including costs associated with localizing operations.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities and individuals. Additionally, the ongoing conflict in the Middle East has caused regional disruptions to economic activity and broader volatility across global energy, transportation, trade and financial markets. These developments have resulted in increased costs and, in some cases, disruptions and delays in shipping, airspace closures, and the need to reroute logistics, which may negatively affect sales of our medicines in that region as well as the availability and timely delivery of materials, components, services and personnel needed for our operations. For a description of the conflict’s impact on our third-party contract manufacturing of KRYSTEXXA, see our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales. These conflicts, in addition to other geopolitical tensions, may also precipitate or amplify the other risks described herein, including risks relating to global economic conditions, cybersecurity, clinical trials and supply chains, which could adversely affect our business, operations and financial condition and results.
We are subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar in the non-U.S. jurisdictions where we do business. While we have a program in place that is designed to reduce our exposure to foreign currency exchange rate fluctuations through foreign currency hedging arrangements, our hedging efforts do not completely offset the effect of these fluctuations on our revenues and earnings. Overall, the legal and operational challenges of our international business operations, along with government controls, the challenges of attracting and retaining qualified personnel and obtaining and/or maintaining necessary regulatory or pricing approvals of our products, may result in material adverse effects on our international product sales, business and results of operations. In addition, pricing pressures and price controls in non-U.S. jurisdictions could adversely affect our sales and revenues, and further, to the extent that such pricing is included in MFN calculations, this inclusion has affected and may continue to affect our strategy with respect to sales of our products and product candidates in such jurisdictions.
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
Some of our products have been approved by U.S. and ex-U.S. regulatory authorities on an accelerated or conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, the FDA has approved LUMAKRAS under accelerated approval for the treatment of adult patients with KRAS G12C-mutated local advanced or metastatic non-small cell lung cancer. Following our submission of the LUMAKRAS/LUMYKRAS CodeBreaK 200 Phase 3 confirmatory data in March 2023 to the FDA and EMA, we received a Complete Response Letter from the FDA and a new postmarketing requirement for an additional confirmatory study to support full approval. Regulatory authorities are placing greater focus on whether the sponsors of products originally approved on an accelerated or conditional basis have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the regulators’ requirements that were conditions of a product’s accelerated or conditional approval and/or if regulators reevaluate the data or risk-benefit profile of our product, the conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change the product’s labeled indications, conduct an additional confirmatory clinical trial, or even withdraw the product from the market.
Regulatory authorities may also revisit, reanalyze or reinterpret data underlying the approval of our products, including data previously reviewed during the approval process and/or postmarketing safety information, and such reassessments may lead to different conclusions regarding a product’s benefit-risk profile than those reached at the time of approval. For example, we have had ongoing interactions with the FDA regarding TAVNEOS, a product the Company acquired in connection with its acquisition of ChemoCentryx in 2022, following its approval by the FDA in October 2021. TAVNEOS is indicated for the adjunctive treatment of adult patients with severe AAV in combination with standard therapy including glucocorticoids. Hepatotoxicity is a known risk of TAVNEOS treatment for AAV and has been a subject of ongoing dialogue with the FDA. Throughout this period and up to today, the U.S. label includes a warning about hepatotoxicity and guidance for monitoring patients. In 2024, the Company provided an analysis of serious postmarketing cases of hepatotoxicity to the FDA and proactively submitted a proposed update to add VBDS to the TAVNEOS label. On January 16, 2026, the FDA requested that we voluntarily withdraw TAVNEOS from the U.S. market based on questions regarding aspects of the analysis and adjudication of certain study data that supported the original FDA approval of TAVNEOS. On January 28, 2026, following the FDA regulatory processes, we informed the FDA that we did not intend to withdraw TAVNEOS from the market as we are confident that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile. On March 31, 2026, the FDA issued a DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The DSC is based on data available through October 9, 2024 and provides information about DILI and VBDS associated with TAVNEOS. Since approval in 2021, cases of VBDS have been reported, largely from Japan and none from the United States. Most patients who had VBDS were aged 65 years and older, and most cases occurred within 90 days of starting TAVNEOS. VBDS has been fatal in some of these patients. On April 29, 2026, the Company submitted a CBE-30 supplement to the FDA. The CBE-30 filing amends the hepatotoxicity warning language in the label to provide more information on cases of VBDS that have been observed in the postmarketing setting, including that cases with fatal outcomes have been reported, and modifies language regarding liver panel testing and treatment discontinuation rules. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS, alleging that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. ChemoCentryx, as the U.S. marketing authorization holder, may request a hearing on this proposal, after which the FDA will determine whether there is a genuine and substantial issue of fact that requires a hearing. If a hearing is not granted, the FDA may enter summary judgment and ultimately withdraw approval. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. The Company intends to engage with the FDA, continues to believe that TAVNEOS demonstrates effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. We cannot predict the outcome of these interactions with the FDA on this matter, and the FDA may require additional actions, including further labeling changes, warnings, monitoring, restrictions on use, postmarketing commitments or studies, and any such action or any withdrawal of regulatory approval for TAVNEOS could adversely affect our product sales of TAVNEOS, business and results of operations.
Regulatory authorities can also impose postmarketing pediatric study requirements. Failure to fulfill such requirements may result in regulatory or enforcement action, including financial penalties or the invalidation of a product’s marketing authorization.
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator sponsored studies, or as our marketed products are used in clinical practice. We are required continuously to collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In the United States, for our products with approved Risk Evaluation and Mitigation Strategies (REMS, see our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Government Regulation—Post-approval Phase), we are required to submit periodic assessment reports to the FDA to demonstrate that the goals of the REMS are being met. REMS and other risk management programs are designed to help ensure that a drug’s benefits outweigh the risks and vary in the elements they contain. If the FDA is not satisfied with the results of the periodic assessment reports we submit for any of our REMS, the FDA may also modify our REMS or take other regulatory actions, such as implementing revised or restrictive labeling. The drug delivery devices approved for use in combination with our products are also subject to regulatory oversight and review for safety and malfunctions. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks. If regulatory agencies determine that we or other parties (including our clinical trial investigators, those operating our patient support programs or licensees of our products) have not complied with the applicable reporting, other pharmacovigilance or other safety or quality assessment requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety problems or signals occurring with respect to products that are similar to ours or that implicate an entire class of products. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:
•revised or restrictive labeling for our products, or the potential for restrictive labeling that has resulted, and may in the future result, in our decision not to commercialize a product candidate;
•requirement of risk management or minimization activities or other regulatory agency compliance actions related to the promotion and sale of our products;
•postmarketing commitments, mandated postmarketing requirements or pharmacovigilance programs for our approved products;
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
For example, after an imbalance in positively adjudicated cardiovascular serious adverse events was observed in one of the phase 3 clinical trials for EVENITY but not in another, larger phase 3 study, in April 2019 the FDA approved EVENITY for the treatment of osteoporosis in postmenopausal women at high risk for fracture, along with a postmarketing requirement. The requirement includes a five-year observational feasibility study that could be followed by a comparative safety study or trial.
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
In addition to our innovative products, we are working to develop and commercialize biosimilar versions of a number of products currently manufactured, marketed and sold by other pharmaceutical companies. In some markets outside the United States and EU, there is not yet a legislative or regulatory pathway for the approval of biosimilars. In the United States, the Biologics Price Competition and Innovation Act provides for such a pathway. Discussions within the FDA and other regulatory authorities, and between regulatory authorities and sponsors, continue as to the evidence needed to demonstrate biosimilarity or interchangeability for specific products. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—We currently face competition from biosimilars and generics and expect to face increasing competition from biosimilars and generics in the future. Delays or uncertainties in the development or implementation of such pathways, or changes in existing regulatory pathways, including degradation of regulatory standards, could result in delays or difficulties in getting our biosimilar products approved by regulatory authorities, subject us to unanticipated development costs or otherwise reduce the value of the investments we have made in the biosimilars area. Further, we cannot predict the extent to which any potential legislative or policy initiatives would affect the biosimilar pathway or have a material adverse effect on our development of biosimilars, on our marketed biosimilars or on our pursuit of interchangeability designations for any biosimilar. In addition, if we are unable to bring our biosimilar products to market on a timely basis and secure “first-to-market” or other advantageous positions, our future biosimilar sales, business and results of operations could be materially and adversely affected.
Global economic conditions may negatively affect us and may magnify certain risks that affect our business.
Our operations and performance have been affected, and may continue to be affected, by uncertain global economic conditions, including those arising from geopolitical and trade policy tensions and market volatility. In addition, fiscal and budgetary pressures in the United States and other jurisdictions, including uncertainty around, or reprioritization of, government funding and constrained government resources, may disrupt government operations and regulatory activities and increase pressure on healthcare budgets and reimbursement policies. See Our sales depend on coverage and reimbursement from government and commercial third-party payers, and pricing and reimbursement pressures have affected, and are likely to continue to affect, our profitability. Further, the ongoing conflict in the Middle East may negatively affect our sales in that region and has increased volatility in energy and transportation markets, resulting in higher costs and, in some cases, disruptions and delays in shipping and travel, which has increased, and may continue to increase, our costs, disrupt the supply of materials, components, services and personnel needed for our operations, and the conflict has also heightened corporate security and cybersecurity risks, which could adversely affect our operations and results. As a result of global economic conditions, some third-party payers may delay or be unable to satisfy their reimbursement obligations. Job losses or other economic hardships (including inflation) may also affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations, lost healthcare insurance coverage or for other reasons. We believe such conditions have led and could continue to lead to reduced demand for our products, which could have a material adverse effect on our product sales, business and results of operations. Our operational costs, including the cost of materials, labor, distribution, energy and our other operational and facilities costs are subject to market conditions and may be impacted by the effects of the current conflict in the Middle East. Although we monitor our distributors’, customers’ and suppliers’ financial condition and their liquidity to mitigate our business risks, some of our distributors, customers and suppliers may become insolvent, which could have a material adverse effect on our product sales, business and results of operations. A significant worsening of global economic conditions could precipitate or materially amplify the other risks described herein. Ongoing changes to U.S. trade and tariff policies, including the imposition, modification, suspension and threatened expansion of tariffs on imported goods, as well as retaliatory measures by foreign governments, have increased uncertainty in the overall business and operating environment, and have, to a limited extent, adversely affected our operating costs. In October 2025 the Administration initiated a Section 301 investigation relating to China’s implementation of the Economic and Trade Agreement between the U.S. and Chinese governments, and while no new tariff action has been announced in connection with that investigation, it or similar investigations could lead to additional trade measures in the future. Given the many uncertainties and variables, including the scope of exemptions, company-specific arrangements, future trade agreements, and the potential for retaliatory measures or additional trade actions, it remains unclear the extent, and degree, to which existing and future tariffs will disrupt and adversely affect our business activities (including product sales, and conduct of clinical trial and research and development activities), and the global economic environment, and/or amplify the other risks described herein.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2026, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
January 1–31	—	—	—	$6,779,253,902
February 1–28	—	—	—	$6,779,253,902
March 1–31	(1)	(1)	—	$6,779,253,902
Total	—		—

(1)    In March 2026, the Company purchased 101 shares at an average price paid of $361.13 per share from a staff member to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.30
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

4.31
Description of Amgen Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

4.32
Officer’s Certificate of the Company, dated as of February 19, 2026, including forms of the Company’s 4.200% Senior Notes due 2031, 4.850% Senior Notes due 2036, 5.500% Senior Notes due 2046 and 5.650% Senior Notes due 2056. (Filed as an exhibit to Form 8-K on February 19, 2026 and incorporated herein by reference.)

10.1+	Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (Filed as Appendix C to the Definitive Proxy Statement on Schedule 14A on April 17, 2024 and incorporated herein by reference.)

10.2+
Form of Grant of Stock Option Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 8, 2025.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

10.3+
Form of Restricted Stock Unit Agreement for the Amgen Inc. Second Amended and Restated 2009 Equity Incentive Plan. (As Amended and Restated on December 8, 2025.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

10.4+
Amgen Inc. 2009 Performance Award Program. (As Amended and Restated on May 31, 2024.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2024 on August 7, 2024 and incorporated herein by reference.)

10.5+
Form of Performance Unit Agreement for the Amgen Inc. 2009 Performance Award Program (As Amended and Restated on December 8, 2025.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

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

10.19.5
Letter Agreement, dated October 1, 2025, by and between Amgen Inc. and BeOne Medicines I GmbH and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

10.19.6
Third Amendment to Collaboration Agreement, dated October 31, 2025, by and among Amgen Inc., BeOne Medicines I GmbH, and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

10.19.7
Fourth Amendment to Collaboration Agreement, dated November 11, 2025, by and among Amgen Inc., BeOne Medicines I GmbH, and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-K for the year ended December 31, 2025 on February 13, 2026 and incorporated herein by reference.)

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

Amgen Inc.
(Registrant)

Date:	April 30, 2026	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)