Form 10-Q
period 2026-06-30
AMGEN INC
filed 2026-08-05
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☑
As of July 30, 2026, the registrant had 540,632,005 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AAV	anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
CDER	FDA’s Center for Drug Evaluation and Research
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
DILI	drug-induced liver injury
DSC	Drug Safety Communication
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
GENEROUS	GENErating cost Reductions fOr U.S. Medicaid
HHS	U.S. Department of Health and Human Services
Horizon	Horizon Therapeutics plc
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
July MFN Letter	Letter dated July 31, 2025, by the Administration to certain pharmaceutical manufacturers, including Amgen
Later-Stage Clinical Programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
Marketed Product Support	R&D expenses incurred in support of the Company’s marketed products that are authorized to be sold primarily in the United States or the EU. Includes clinical trials designed to gather information on product safety (certain of which may be required by regulatory authorities) and their product characteristics after regulatory approval has been obtained, as well as the costs of obtaining regulatory approval of a product in a new market after approval in either the United States or the EU has been obtained
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nation
MFN EO	Most-Favored-Nation Prescription Drug Pricing Executive Order
Moody’s	Moody’s Investors Service, Inc.
NIH	National Institutes of Health
OB3	P.L. 119-21, commonly known as The One Big Beautiful Bill Act signed into law on July 4, 2025
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission

Term	Description
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury
UTB	unrecognized tax benefit
VBDS	vanishing bile duct syndrome

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV® (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA® (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$9,537	$8,771	$17,755	$16,644
Other revenues	517	408	917	684
Total revenues	10,054	9,179	18,672	17,328

Operating expenses:
Cost of sales	2,811	3,011	5,555	5,979
Research and development	1,868	1,744	3,587	3,230
Selling, general and administrative	1,745	1,691	3,347	3,378
Other	116	77	3	907
Total operating expenses	6,540	6,523	12,492	13,494

Operating income	3,514	2,656	6,180	3,834

Other income (expense):
Interest expense, net	(673)	(694)	(1,330)	(1,417)
Other (expense) income, net	(73)	(394)	2	1,124

Income before income taxes	2,768	1,568	4,852	3,541

Provision for income taxes	393	136	658	379

Net income	$2,375	$1,432	$4,194	$3,162

Earnings per share:
Basic	$4.40	$2.66	$7.77	$5.88
Diluted	$4.37	$2.65	$7.71	$5.84

Weighted-average shares used in calculation of earnings per share:
Basic	540	538	540	538
Diluted	544	541	544	541
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$2,375	$1,432	$4,194	$3,162
Other comprehensive income (loss), net of reclassification adjustments and taxes:
(Losses) gains on foreign currency translation adjustments	(22)	86	(27)	143
Gains (losses) on cash flow hedges	94	(399)	171	(622)
Other	(1)	—	(5)	1
Other comprehensive income (loss), net of reclassification adjustments and taxes	71	(313)	139	(478)
Comprehensive income	$2,446	$1,119	$4,333	$2,684
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,989	$9,129
Trade receivables, net	10,227	9,570
Inventories	6,220	6,225
Other current assets	4,525	4,133
Total current assets	34,961	29,057

Property, plant and equipment, net	8,547	7,913
Intangible assets, net	20,487	22,276
Goodwill	18,668	18,680
Other noncurrent assets	12,976	12,660
Total assets	$95,639	$90,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,865	$2,367
Accrued liabilities	17,192	18,523
Current portion of long-term debt	5,445	4,599
Total current liabilities	25,502	25,489

Long-term debt	51,859	50,005
Long-term deferred tax liabilities	1,301	1,366
Long-term tax liabilities	2,844	2,690
Other noncurrent liabilities	2,445	2,378

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—540.6 shares in 2026 and 538.8 shares in 2025	34,082	34,023
Accumulated deficit	(22,275)	(25,107)
Accumulated other comprehensive loss	(119)	(258)
Total stockholders’ equity	11,688	8,658
Total liabilities and stockholders’ equity	$95,639	$90,586
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Three months ended June 30, 2026
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of March 31, 2026	539.7	$34,030	$(24,650)	$(190)	$9,190
Net income	—	—	2,375	—	2,375
Other comprehensive income, net of taxes	—	—	—	71	71
Issuance of common stock in connection with equity award programs	0.9	41	—	—	41
Stock-based compensation expense	—	165	—	—	165
Tax impact related to employee stock-based compensation expense	—	(154)	—	—	(154)
Balance as of June 30, 2026	540.6	$34,082	$(22,275)	$(119)	$11,688

	Six months ended June 30, 2026
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2025	538.8	$34,023	$(25,107)	$(258)	$8,658
Net income	—	—	4,194	—	4,194
Other comprehensive income, net of taxes	—	—	—	139	139
Dividends declared on common stock ($2.52 per share)	—	—	(1,362)	—	(1,362)
Issuance of common stock in connection with equity award programs	1.8	81	—	—	81
Stock-based compensation expense	—	240	—	—	240
Tax impact related to employee stock-based compensation expense	—	(262)	—	—	(262)
Balance as of June 30, 2026	540.6	$34,082	$(22,275)	$(119)	$11,688

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,194	$3,162
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	2,228	2,728
Impairment of intangible assets	—	800
Stock-based compensation expense	240	242
Deferred income taxes	(467)	(672)
Loss (gain) on equity securities	301	(741)
Other items, net	8	(73)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(680)	(1,823)
Inventories	(13)	527
Other assets	(322)	(407)
Accounts payable	501	1,086
Accrued income taxes, net	(60)	(2,313)
Long-term tax liabilities	148	162
Accrued liabilities	(58)	(50)
Accrued sales incentives and allowance	278	1,113
Other liabilities	(107)	(70)
Net cash provided by operating activities	6,191	3,671
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,225)	(780)
Other	(60)	(56)
Net cash used in investing activities	(1,285)	(836)
Cash flows from financing activities:
Net proceeds from issuance of debt	3,964	—
Extinguishment of debt	(233)	(602)
Repayment of debt	(833)	(3,500)
Dividends paid	(2,720)	(2,559)
Other	(224)	(119)
Net cash used in financing activities	(46)	(6,780)
Increase (decrease) in cash and cash equivalents	4,860	(3,945)
Cash and cash equivalents at beginning of period	9,129	11,973
Cash and cash equivalents at end of period	$13,989	$8,028
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Basis of presentation
The interim unaudited financial information for the three and six months ended June 30, 2026 and 2025, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025, and with the condensed consolidated financial statements and the notes thereto contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $9.4 billion and $11.1 billion as of June 30, 2026 and December 31, 2025, respectively.
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

The following table provides segment revenues, significant segment expenses, other segment items and reported segment net income for the Company’s one reportable segment, as well as a reconciliation of segment net income to the Company’s total consolidated net income for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales	$9,537	$8,771	$17,755	$16,644
Other revenues	517	408	917	684
Total revenues	10,054	9,179	18,672	17,328

Less:
Manufacturing cost of sales(1)(2)	2,139	2,484	4,319	5,012
Profit share and royalties in cost of sales(1)	672	527	1,236	967
Research and development(1)	1,868	1,744	3,587	3,230
Sales and marketing(1)	1,155	1,137	2,289	2,203
General and administrative(1)	590	554	1,058	1,175
Other segment items(3)	314	557	227	(5)
Interest income	(125)	(86)	(226)	(212)
Interest expense, net	673	694	1,330	1,417
Provision for income taxes	393	136	658	379
Segment net income	2,375	1,432	4,194	3,162
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$2,375	$1,432	$4,194	$3,162
____________
(1)    During the three months ended June 30, 2026 and 2025, amortization of our finite-lived intangible assets was $890 million and $1.1 billion, respectively. During the six months ended June 30, 2026 and 2025, amortization of our finite-lived intangible assets was $1.8 billion and $2.3 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. In addition, during the three months ended June 30, 2026 and 2025, we recognized depreciation and right-of-use asset amortization of $222 million and $220 million, respectively. During the six months ended June 30, 2026 and 2025, we recognized depreciation and right-of-use asset amortization of $442 million and $429 million, respectively.
(2)    During the three months ended June 30, 2026 and 2025, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $60 million and $339 million, respectively. During the six months ended June 30, 2026 and 2025, manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $307 million and $702 million, respectively.
(3)    For the three and six months ended June 30, 2026, other segment items primarily consisted of: (i) fair value adjustments on equity securities (see Note 6, Investments) and (ii) litigation expenses and settlements. For the three months ended June 30, 2025, other segment items included in Segment net income primarily consisted of fair value adjustments on equity securities (see Note 6, Investments). For the six months ended June 30, 2025, other segment items included in Segment net income primarily consisted of: (i) impairment charges on intangible assets (see Note 8, Goodwill and other intangible assets) and (ii) fair value adjustments on equity securities (see Note 6, Investments).

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
Revenues were as follows (in millions):

	Three months ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Repatha	$510	$443	$953	$361	$335	$696
Prolia	478	281	759	745	377	1,122
EVENITY	550	164	714	395	123	518
TEPEZZA	520	56	576	466	39	505
Otezla	431	60	491	512	106	618
ENBREL	574	6	580	597	7	604
BLINCYTO	285	187	472	270	114	384
Nplate	275	155	430	228	141	369
TEZSPIRE(1)	486	—	486	342	—	342
XGEVA	187	165	352	347	185	532
Aranesp	94	258	352	107	252	359
KRYSTEXXA	399	1	400	349	—	349
KYPROLIS	201	113	314	232	146	378
Vectibix	167	171	338	144	161	305
UPLIZNA	317	18	335	132	44	176
IMDELLTRA/IMDYLLTRA	233	55	288	107	27	134
Other products(2)	1,283	414	1,697	990	390	1,380
Total product sales(3)	$6,990	$2,547	9,537	$6,324	$2,447	8,771
Other revenues			517			408
Total revenues			$10,054			$9,179

	Six months ended June 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Repatha	$975	$854	$1,829	$704	$648	$1,352
Prolia	939	547	1,486	1,465	756	2,221
EVENITY	981	295	1,276	715	245	960
TEPEZZA	944	122	1,066	831	55	886
Otezla	783	139	922	855	200	1,055
ENBREL	888	12	900	1,101	13	1,114
BLINCYTO	506	381	887	543	211	754
Nplate	558	284	842	429	253	682
TEZSPIRE(1)	829	—	829	627	—	627
XGEVA	415	348	763	707	391	1,098
Aranesp	171	492	663	198	501	699
KRYSTEXXA	654	1	655	585	—	585
KYPROLIS	419	225	644	448	254	702
Vectibix	303	322	625	279	293	572
UPLIZNA	563	34	597	214	53	267
IMDELLTRA/IMDYLLTRA	421	125	546	186	29	215
Other products(2)	2,414	811	3,225	2,099	756	2,855
Total product sales(3)	$12,763	$4,992	$17,755	$11,986	$4,658	$16,644
Other revenues			917			684
Total revenues			$18,672			$17,328
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three and six months ended June 30, 2026 and 2025.

4. Income taxes
The effective tax rates for the three and six months ended June 30, 2026 were 14.2% and 13.6%, respectively, compared with 8.7% and 10.7%, respectively, for the corresponding periods in the prior year.
The increase in our effective tax rate for the three months ended June 30, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets. The increase in our effective tax rate for the six months ended June 30, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets, partially offset by the net unrealized losses in the first half of 2026 compared to net unrealized gains in the prior period on equity investments (see Note 6, Investments). The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 12.6%, as of January 1, 2026.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. On March 16, 2026, the Court ordered supplemental closing briefs, which were filed on May 20, 2026. The Company expects a decision from the U.S. Tax Court no earlier than late 2026 or early 2027.
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In May and July 2026, the IRS reissued the NOPA in substantially the same form. We disagree with the NOPA and have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the audit team. If sustained in full, the adjustments set forth in the NOPA could have a material impact on our financial statements. We intend to contest the NOPA. The IRS began its audit for years 2019–2022 in the second quarter of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
During the three and six months ended June 30, 2026, the gross amounts of our UTBs increased by $45 million and $80 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of June 30, 2026, if recognized, would impact our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income (Numerator):
Net income for basic and diluted EPS	$2,375	$1,432	$4,194	$3,162

Shares (Denominator):
Weighted-average shares for basic EPS	540	538	540	538
Effect of dilutive securities	4	3	4	3
Weighted-average shares for diluted EPS	544	541	544	541

Basic earnings per share	$4.40	$2.66	$7.77	$5.88
Diluted earnings per share	$4.37	$2.65	$7.71	$5.84
For the three and six months ended June 30, 2026 and 2025, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of June 30, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$2,493	$—	$—	$2,493
Money market mutual funds	10,793	—	—	10,793
Other short-term interest-bearing securities	129	—	—	129
Total interest-bearing securities	$13,415	$—	$—	$13,415

Types of securities as of December 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$998	$—	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	132	—	—	132
Total interest-bearing securities	$8,525	$—	$—	$8,525
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	June 30, 2026	December 31, 2025
Cash and cash equivalents	$13,415	$8,525
Total interest-bearing securities	$13,415	$8,525
Cash and cash equivalents in the above table excludes bank account cash of $574 million and $604 million as of June 30, 2026 and December 31, 2025, respectively.
All interest-bearing securities as of June 30, 2026 and December 31, 2025, mature in one year or less. For the three months ended June 30, 2026 and 2025, interest income on these investments was $125 million and $86 million, respectively. For the six months ended June 30, 2026 and 2025, interest income on these investments was $226 million and $212 million, respectively.
For the three and six months ended June 30, 2026 and 2025, realized gains and losses on interest-bearing securities were not material and were recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeOne Medicines Ltd.
As of June 30, 2026 and December 31, 2025, our ownership interest in BeOne was approximately 17% and the fair values of our investment were $5.4 billion and $5.8 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2026 and 2025, we recorded unrealized losses of $227 million and $570 million, respectively. During the six months ended June 30, 2026 and 2025, we recorded an unrealized loss of $357 million and an unrealized gain of $1.1 billion, respectively. These unrealized gains and losses were recognized in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
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
Other equity securities
Excluding our equity investment in BeOne (discussed above), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $470 million and $389 million as of June 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2026 and 2025, net unrealized gains and losses on these other publicly traded securities were not material. During the six months ended June 30, 2026, net unrealized gains and losses on these other publicly traded securities were not material, compared to net unrealized losses of $335 million during the six months ended June 30, 2025. Additionally, net realized gains and losses on sales of these other publicly traded securities for the three and six months ended June 30, 2026 and 2025, were not material.
We held investments of $301 million and $362 million in equity securities without readily determinable fair values as of June 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2026 and 2025, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and six months ended June 30, 2026 and 2025, were not material.
Equity method investments
Limited partnerships
We held limited partnership investments of $330 million and $253 million as of June 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of June 30, 2026, we had $140 million of unfunded additional commitments to be made for these investments during the next several years. For the three and six months ended June 30, 2026 and 2025, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$1,082	$915
Work in process	3,470	3,425
Finished goods	1,668	1,885
Total inventories	$6,220	$6,225

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$18,680
Foreign currency translation adjustments	(12)
Balance at June 30, 2026	$18,668

Other intangible assets
Other intangible assets consisted of the following (in millions):

	June 30, 2026			December 31, 2025
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,793	$(28,450)	$19,343	$47,805	$(26,754)	$21,051
Licensing rights	3,902	(3,573)	329	3,917	(3,522)	395
Research and development technology rights	1,409	(1,304)	105	1,425	(1,305)	120
Marketing-related rights	1,202	(1,202)	—	1,203	(1,203)	—
Total finite-lived intangible assets	54,306	(34,529)	19,777	54,350	(32,784)	21,566
Indefinite-lived intangible assets:
In-process research and development	710	—	710	710	—	710
Total other intangible assets	$55,016	$(34,529)	$20,487	$55,060	$(32,784)	$22,276
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
TAVNEOS developed-product-technology rights
The developed-product-technology rights intangible assets related to TAVNEOS have a carrying value of $2.4 billion as of June 30, 2026, with $2.3 billion related to the U.S. market. The product, acquired by the Company in connection with our acquisition of ChemoCentryx in 2022, was approved by the FDA in 2021. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS. The proposal follows the FDA’s March 2026 DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The proposal alleges that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. On June 1, 2026, we requested a hearing on this proposal and subsequently submitted information supporting our request on July 23, 2026, including additional real world evidence data and data from an independent, blinded re-adjudication of certain study data that supported the FDA’s approval of TAVNEOS. If a hearing is not granted, the FDA may enter summary judgment and ultimately withdraw approval. The Company has engaged with regulatory authorities, continues to believe that TAVNEOS demonstrates clinical effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process.
The Company evaluated these developments, as well as observations with respect to new U.S. patient interest, during the second quarter of 2026. Our evaluation of the potential changes to the estimated future cash flows for TAVNEOS as of June 30, 2026 indicate the carrying value of the related intangible assets remains recoverable; however, future changes to estimated TAVNEOS cash flows could unfavorably impact the Company’s ability to recover the carrying value of the related intangible assets.
Otezla developed-product-technology rights
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and a partial impairment of $800 million was recorded in Other operating expenses in the Condensed Consolidated Statements of Income. See Note 11, Fair value measurement.
During the three months ended June 30, 2026 and 2025, we recognized amortization of our finite-lived intangible assets of $890 million and $1.1 billion, respectively. During the six months ended June 30, 2026 and 2025, we recognized amortization of our finite-lived intangible assets of $1.8 billion and $2.3 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of June 30, 2026, the total estimated future amortization of our finite-lived intangible assets for the remaining six months ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, 2030 and 2031, was $1.8 billion, $3.6 billion, $2.8 billion, $2.3 billion, $2.2 billion and $2.1 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	June 30, 2026	December 31, 2025
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	$—	$881
2.60% notes due 2026 (2.60% 2026 Notes)	1,250	1,250
Term loan due October 2026	1,800	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	630	640
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	928	944
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
4.20% notes due 2031 (4.20% 2031 Notes)	1,000	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	987
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
4.85% notes due 2036 (4.85% 2036 Notes)	1,750	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,478
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	543	568
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
5.50% notes due 2046 (5.50% 2046 Notes)	500	—
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,269	1,462
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	598	703
4.20% notes due 2052 (4.20% 2052 Notes)	882	882
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
5.65% notes due 2056 (5.65% 2056 Notes)	750	—
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,128

	June 30, 2026	December 31, 2025
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	58,814	56,044
Unamortized bond discounts, premiums and issuance costs, net	(1,317)	(1,306)
Fair value adjustments	(217)	(161)
Other	24	27
Total carrying value of debt	57,304	54,604
Less current portion	(5,445)	(4,599)
Total long-term debt	$51,859	$50,005
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
The Term loan has an interest rate of one-month SOFR plus 1.225%.
Debt issuances
In the first quarter of 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the three months ended June 30, 2026 or during the three and six months ended June 30, 2025.
Debt repayments
During the three months ended June 30, 2026, we did not have any debt repayments, compared to $1.0 billion of debt repayments during the three months ended June 30, 2025. During the six months ended June 30, 2026, we repaid the €750 million aggregate principal amount of the 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $3.5 billion of debt repayments during the six months ended June 30, 2025.
Debt extinguishment
During the three months ended June 30, 2026, we did not have any extinguishments of debt. During the three months ended June 30, 2025, we repurchased an aggregate principal amount of our debt of $418 million, including portions of the 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $301 million, which resulted in a $117 million gain on extinguishment of debt.
During the six months ended June 30, 2026, we repurchased an aggregate principal amount of our debt of $324 million, including portions of the 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $233 million, which resulted in a $90 million gain on extinguishment of debt. During the six months ended June 30, 2025, we repurchased an aggregate principal amount of our debt of $832 million, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $602 million, which resulted in a $228 million gain on extinguishment of debt. Gains and losses on extinguishments of debt are recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
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
In the first quarter of 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under this facility.

10. Stockholders’ equity
Stock repurchase program
During the six months ended June 30, 2026 and 2025, we did not repurchase shares under our stock repurchase program. As of June 30, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In December 2025 and March 2026, our Board of Directors declared quarterly cash dividends of $2.52 per share of common stock for the first and second quarters of 2026, respectively, which were paid in March 2026 and June 2026, respectively. In July 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share, which will be paid in September 2026.
Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of March 31, 2026	$(207)	$(13)	$30	$(190)
Foreign currency translation adjustments	(22)	—	—	(22)
Unrealized gains	—	113	—	113
Reclassification adjustments into earnings	—	4	—	4
Other	—	—	(1)	(1)
Income taxes	—	(23)	—	(23)
Balance as of June 30, 2026	$(229)	$81	$29	$(119)

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2025	$(202)	$(90)	$34	$(258)
Foreign currency translation adjustments	(27)	—	—	(27)
Unrealized gains	—	98	—	98
Reclassification adjustments into earnings	—	117	—	117
Other	—	—	(5)	(5)
Income taxes	—	(44)	—	(44)
Balance as of June 30, 2026	$(229)	$81	$29	$(119)

Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended June 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2026	2025
Cash flow hedges:
Foreign currency forward contract (losses) gains	$(13)	$12	Product sales
Cross-currency swap contract gains	9	172	Other (expense) income, net
	(4)	184	Income before income taxes
	1	(40)	Provision for income taxes
	$(3)	$144	Net income

	Six months ended June 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2026	2025
Cash flow hedges:
Foreign currency forward contract (losses) gains	$(49)	$68	Product sales
Cross-currency swap contract (losses) gains	(68)	255	Other (expense) income, net
	(117)	323	Income before income taxes
	25	(70)	Provision for income taxes
	$(92)	$253	Net income

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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of June 30, 2026, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$2,493	$—	$2,493
Money market mutual funds	10,793	—	—	10,793
Other short-term interest-bearing securities	—	129	—	129
Equity securities	5,867	—	—	5,867
Derivatives:
Foreign currency forward contracts	—	306	—	306
Interest rate swap contracts	—	7	—	7
Total assets	$16,660	$2,935	$—	$19,595

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$107	$—	$107
Cross-currency swap contracts	—	329	—	329
Interest rate swap contracts	—	330	—	330
Contingent consideration obligations	—	—	171	171
Total liabilities	$—	$766	$171	$937

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$998	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	—	132	—	132
Equity securities	6,144	—	—	6,144
Derivatives:
Foreign currency forward contracts	—	196	—	196
Cross-currency swap contracts	—	48	—	48
Total assets	$13,539	$1,374	$—	$14,913

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$214	$—	$214
Cross-currency swap contracts	—	320	—	320
Interest rate swap contracts	—	293	—	293
Contingent consideration obligations	—	—	161	161
Total liabilities	$—	$827	$161	$988

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investment in BeOne, as of June 30, 2026 and December 31, 2025, are based on quoted market prices in active markets, with no valuation adjustment.
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
Contingent consideration obligations
Our contingent consideration obligations are recorded at their fair values by using probability-adjusted discounted cash flows, and we revalue these obligations each reporting period until the related contingencies have been resolved. Significant unobservable inputs used in measuring these obligations relate to licensing rights and product candidates acquired through business development activity and include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair values of contingent consideration obligations are recognized in Other operating expenses in the Condensed Consolidated Statements of Income.
As of June 30, 2026 and December 31, 2025, the balances of our contingent consideration obligations were $171 million and $161 million, respectively, and primarily resulted from our acquisition of Teneobio, Inc. in October 2021 and other business development activity in 2025. There were no material changes to our contingent consideration obligations during the six months ended June 30, 2026 and 2025.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of June 30, 2026 and December 31, 2025, the aggregate fair values of our fixed-rate debt were $53.1 billion and $51.0 billion, respectively, and the carrying values of our fixed-rate debt were $55.5 billion and $52.8 billion, respectively. The estimate of the fair value of our term loan is approximated at its carrying value as of June 30, 2026 and December 31, 2025, as this debt instrument bears interest at a floating rate.
During the six months ended June 30, 2026 and 2025, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairment of the Otezla intangible asset in the first quarter of 2025 as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of June 30, 2026 and December 31, 2025, we had outstanding foreign currency forward contracts with aggregate notional amounts of $8.0 billion and $7.8 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro and Japanese yen based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of June 30, 2026, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.7%
During the first quarter of 2026, our 2.00% 2026 euro Notes matured and the related cross-currency swaps were settled.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the six months ended June 30, 2026 and 2025, and amounts expected to be recognized during the next 12 months were not material.
Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
Derivatives in cash flow hedging relationships	2026	2025	2026	2025
Foreign currency forward contracts	$83	$(503)	$191	$(715)
Cross-currency swap contracts	30	180	(53)	246
Forward interest rate contracts	—	—	(40)	—
Total unrealized gains (losses)	$113	$(323)	$98	$(469)

Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of June 30, 2026 and December 31, 2025, we had interest rate swap contracts with aggregate notional amounts of $7.6 billion and $6.7 billion, respectively, that hedge certain portions of our long-term debt. During the three months ended June 30, 2026, we entered into $900 million of interest rate swap contracts to hedge portions of our 4.85% 2036 Notes and 5.60% 2043 Notes.
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Current portion of long-term debt	$1,283	$1,273	$33	$23
Long-term debt	$5,934	$5,112	$(250)	$(184)
____________
(1)     Current portion of long-term debt includes $39 million and $47 million of carrying value with discontinued hedging relationships as of June 30, 2026 and December 31, 2025, respectively. Long-term debt includes $167 million and $185 million of carrying value with discontinued hedging relationships as of June 30, 2026 and December 31, 2025, respectively.
(2)    Current portion of long-term debt includes $39 million and $47 million of hedging adjustments on discontinued hedging relationships as of June 30, 2026 and December 31, 2025, respectively. Long-term debt includes $67 million and $85 million of hedging adjustments on discontinued hedging relationships as of June 30, 2026 and December 31, 2025, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$9,537	$(73)	$(673)	$17,755	$2	$(1,330)
The effects of cash flow and fair value hedging:
(Losses) gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$(13)	$—	$—	$(49)	$—	$—
Cross-currency swap contracts	$—	$9	$—	$—	$(68)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$34	$—	$—	$56
Derivatives designated as hedging instruments	$—	$—	$(22)	$—	$—	$(30)

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Product sales	Other (expense) income, net	Interest expense, net	Product sales	Other (expense) income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$8,771	$(394)	$(694)	$16,644	$1,124	$(1,417)
The effects of cash flow and fair value hedging:
Gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$12	$—	$—	$68	$—	$—
Cross-currency swap contracts	$—	$172	$—	$—	$255	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(61)	$—	$—	$(157)
Derivatives designated as hedging instruments	$—	$—	$75	$—	$—	$187
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of June 30, 2026, the amount of net loss on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was $57 million.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of June 30, 2026 and December 31, 2025, the total notional amounts of these foreign currency forward contracts were $653 million and $240 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and six months ended June 30, 2026 and 2025.

Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
June 30, 2026	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$306	Accrued liabilities/ Other noncurrent liabilities	$106
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	329
Interest rate swap contracts	Other current assets/ Other noncurrent assets	7	Accrued liabilities/ Other noncurrent liabilities	330
Total derivatives designated as hedging instruments		313		765

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$313		$766

	Derivative assets		Derivative liabilities
December 31, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$213
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	48	Accrued liabilities/ Other noncurrent liabilities	320
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	293
Total derivatives designated as hedging instruments		243		826
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$244		$827
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of June 30, 2026, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.

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
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Amneal Pharmaceuticals, Inc. et al.; Amgen Inc. et al. v. Dr. Reddy’s Laboratories Ltd., et al.; and Amgen Inc. et al. v Alkem Laboratories Ltd., et al.
A claim construction hearing will be scheduled after October 21, 2027, and the joint pretrial order is due August 28, 2028. A trial date has not yet been set.
PAVBLU® (aflibercept-ayyh) Patent Litigation
United States
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed January 10, 2024) (the 2024 Action)
A hearing on Amgen’s motion for a suggestion of remand was held on May 27, 2026.
On May 26, 2026, Amgen filed its opposition brief to Regeneron Pharmaceuticals, Inc.’s (Regeneron) motion to strike certain of Amgen’s affirmative defenses and to dismiss certain of Amgen’s counterclaims pleaded in response to Regeneron’s complaint that was filed in January 2024 (the 2024 Complaint), and on June 24, 2026, Regeneron filed its reply brief.
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed June 17, 2025) (the 2025 Action)
On July 7, 2026, the U.S. District Court for the Northern District of West Virginia granted in part and denied in part Regeneron’s motion to strike certain of Amgen’s affirmative defenses and to dismiss certain of Amgen’s counterclaims. The court’s ruling (1) dismissed with prejudice the following Amgen defenses and counterclaims: the inequitable conduct defense, the counterclaim seeking a declaratory judgment that U.S. Patent No. 12,331,099 (the ’099 Patent) is unenforceable, the counterclaims for Sherman Act monopolization and attempted monopolization as to the allegations relating to the ’099 Patent, the counterclaim for unlawful and unfair practices under the California Unfair Competition Law as to the allegations relating to the ’099 Patent, the patent misuse defense and counterclaim, and the unclean hands defense; (2) dismissed without prejudice Amgen’s counterclaims for Sherman Act monopolization and attempted monopolization as to the allegations relating to certain patents asserted in the 2024 Action and its counterclaim for unlawful and unfair practices under the California Unfair Competition Law as to the allegations relating to certain patents asserted in the 2024 Action; and (3) denied Regeneron’s motion with respect to Amgen’s prosecution laches defense and counterclaim.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Hetero USA Inc. et al.
On May 4, 2026, Onyx and Hetero entered a joint stipulation in which Hetero agreed that the asserted claims of U.S. Patent No. 7,737,112 (the ’112 Patent) are valid and enforceable, and that the filing of its ANDA infringed and the making, using, offering to sell, selling, or importing of its proposed ANDA product will infringe the asserted claims. On the same day, pursuant to the parties’ joint stipulation, the U.S. District Court for the District of Delaware entered an order enjoining Hetero from infringing the asserted claims until the expiration, or delisting from the Orange Book, of the ’112 Patent, except as, and to the extent, specifically authorized by Onyx in writing, and dismissed the action.
TAVNEOS® (avacopan) Abbreviated New Drug Application (ANDA) Patent Litigation
ChemoCentryx, Inc. v. Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited (collectively, Zydus); ChemoCentryx, Inc. v. Annora Pharma Private Limited, Hetero USA Inc., and Hetero Labs Limited (collectively, Annora)
On May 18, 2026, ChemoCentryx responded to Zydus’ counterclaims and asserted its affirmative defenses.
On May 21, 2026, the U.S. District Court for the District of New Jersey entered an order consolidating the cases against Zydus and Annora for all purposes, including discovery, case management, and trial.
Antitrust Class Actions
CareFirst of Maryland Antitrust Class Action
On June 8, 2026, Amgen filed its opening brief with the U.S. Court of Appeals for the Fourth Circuit. On June 10, 2026, the U.S. District Court for the Eastern District of Virginia granted Amgen’s motion to stay the case pending the outcome of the appeal.
U.S. Tax Litigation and Related Matters
Amgen Inc. & Subsidiaries v. Commissioner of Internal Revenue
See Note 4, Income taxes, for discussion of the IRS tax dispute and the Company’s petitions in the U.S. Tax Court.
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
The parties have reached an agreement to settle this matter, subject to approval by the U.S. District Court for the Southern District of New York (Southern District Court of New York). On July 20, 2026, the plaintiffs filed a motion for preliminary class settlement approval with the Southern District Court of New York.
ChemoCentryx, Inc. Securities Matters
On May 15, 2026 the lead plaintiff filed a revised stipulation of settlement. On June 12, 2026, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement, setting September 21, 2026 as the deadline for objections to the settlement and to opt into the class. A hearing for final approval of the settlement is scheduled for October 29, 2026.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and accompanying notes of our Annual Report on Form 10-K for the year ended December 31, 2025, and the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
Forward-looking statements
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Item 1A. Risk Factors in Part II herein and in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Reference is made in particular to forward-looking statements regarding product sales, regulatory activities, clinical trial results, reimbursement, expenses, EPS, liquidity and capital resources, trends, planned dividends, stock repurchases, and collaborations. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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
Our principal products are Repatha, Prolia, EVENITY, TEPEZZA, Otezla, ENBREL, BLINCYTO, Nplate, TEZSPIRE, XGEVA, Aranesp, KRYSTEXXA, KYPROLIS, Vectibix, UPLIZNA and IMDELLTRA/IMDYLLTRA. We also market a number of other products, including but not limited to PAVBLU, Neulasta, AMJEVITA/AMGEVITA, MVASI, TAVNEOS, LUMAKRAS/LUMYKRAS, Parsabiv, Aimovig, PROCYSBI and WEZLANA/WEZENLA.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and financial system instability, together with rising healthcare costs, evolving tariffs and trade protection measures, and geopolitical conflict, including in the Middle East, continue to pose challenges to our business. The geopolitical conflict, particularly in the Middle East, has increased volatility in the energy and transportation markets and disrupted global supply chains. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
Moreover, provisions of the IRA, as well as the expanded utilization of the 340B Program from broadened application of 340B discounts, have negatively affected, and are likely to continue to negatively affect, our business. For example, CMS has selected ENBREL and Otezla for Medicare price setting beginning in 2026 and 2027, respectively. In addition to the IRA, other recent and proposed U.S. policy actions focus on drug pricing, including the Most-Favored-Nation Prescription Drug Pricing Executive Order (MFN EO) and the July MFN Letter that was delivered to a number of pharmaceutical companies, including Amgen. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN

Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. As part of the Administration’s MFN pricing initiative, CMS also announced the GENEROUS Model, under which we and other participating manufacturers will provide additional supplemental rebates for certain drugs to participating state Medicaid programs designed to align Medicaid net prices with prices paid in select other countries for drugs covered under the model. While these developments reflect ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of such evolving regulatory and policy expectations. See Part II, Item 1A. Risk Factors—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products, of this Quarterly Report on Form 10-Q for further discussion.
Numerous tariffs and trade protection measures have been proposed, and in a number of cases, implemented by the United States and other countries. Further, there have been previous proposals for sector-specific tariffs on our industry. In April 2026, the Administration issued a proclamation imposing Section 232 tariffs on certain patented pharmaceuticals and associated active pharmaceutical ingredients. However, in December 2025, in recognition of our capital investments in U.S. manufacturing, we received relief from Section 232 tariffs for approximately the next three years from that date. Given the many uncertainties and variables, tariffs and trade protection measures may adversely affect our business and results of operations.
Finally, wholesale and end-user buying patterns can affect our product sales. These buying patterns can cause fluctuations in quarterly product sales, but have generally not been significant to date when comparing full-year product performance to the prior year. For additional discussion of these and other risks, see Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
Products/pipeline
IMDELLTRA/IMDYLLTRA
In June 2026, we announced that the European Commission has granted marketing authorization for IMDYLLTRA as a monotherapy to treat adults with extensive-stage small cell lung cancer (ES-SCLC) who require systemic therapy following disease progression on or after first-line treatment with platinum-based chemotherapy. The approval was based on results from DeLLphi-304, the first global Phase 3 trial to demonstrate a significant survival benefit over chemotherapy in this setting.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Product sales
U.S.	$6,990	$6,324	11%	$12,763	$11,986	6%
ROW	2,547	2,447	4%	4,992	4,658	7%
Total product sales	9,537	8,771	9%	17,755	16,644	7%
Other revenues	517	408	27%	917	684	34%
Total revenues	$10,054	$9,179	10%	$18,672	$17,328	8%
Operating expenses	$6,540	$6,523	0%	$12,492	$13,494	(7)%
Operating income	$3,514	$2,656	32%	$6,180	$3,834	61%
Net income	$2,375	$1,432	66%	$4,194	$3,162	33%
Diluted EPS	$4.37	$2.65	65%	$7.71	$5.84	32%
Diluted shares	544	541	1%	544	541	1%
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
Total product sales increased 9% for the three months ended June 30, 2026, driven by volume growth. Total product sales increased 7% for the six months ended June 30, 2026, driven by volume growth of 9%, partially offset by lower net selling price.
For the three months ended June 30, 2026, U.S. volume grew 9% and ROW volume grew 8%, driven by certain brands, including Repatha, EVENITY, UPLIZNA, TEZSPIRE, IMDELLTRA/IMDYLLTRA and PAVBLU.
For the six months ended June 30, 2026, U.S. volume grew 9% and ROW volume grew 10%, driven by certain brands, including Repatha, EVENITY, IMDELLTRA/IMDYLLTRA, UPLIZNA, PAVBLU and TEZSPIRE.
Other revenues increased 27% and 34% for the three and six months ended June 30, 2026, respectively, driven by higher corporate partner revenue and royalty income.
Operating expenses remained relatively unchanged for the three months ended June 30, 2026, as lower amortization expense from acquisition-related assets was offset by higher profit share expense and changes in our sales mix, as well as higher R&D, SG&A and litigation expenses. Operating expenses decreased 7% for the six months ended June 30, 2026, reflecting lower amortization expense from acquisition-related assets and the impact of the Otezla intangible asset impairment charge recorded in the first quarter of 2025, partially offset by higher spend in Later-Stage Clinical Programs and higher profit share expense. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charge.
For the remainder of 2026, we expect volume growth from certain brands to be partially offset by net selling price declines.
Uncertain macroeconomic conditions, including geopolitical conflict and rising geopolitical tensions, changes in the healthcare ecosystem, and potential government policy actions, including MFN pricing or similar drug pricing reforms and tariffs or trade protection measures, have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges; provisions of the IRA; expanded utilization of the 340B Program from broadened application of 340B discounts; reductions in federal Medicaid spending; and an increase in the number of people without health insurance. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025; and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Repatha	$953	$696	37%	$1,829	$1,352	35%
Prolia	759	1,122	(32)%	1,486	2,221	(33)%
EVENITY	714	518	38%	1,276	960	33%
TEPEZZA	576	505	14%	1,066	886	20%
Otezla	491	618	(21)%	922	1,055	(13)%
ENBREL	580	604	(4)%	900	1,114	(19)%
BLINCYTO	472	384	23%	887	754	18%
Nplate	430	369	17%	842	682	23%
TEZSPIRE(1)	486	342	42%	829	627	32%
XGEVA	352	532	(34)%	763	1,098	(31)%
Aranesp	352	359	(2)%	663	699	(5)%
KRYSTEXXA	400	349	15%	655	585	12%
KYPROLIS	314	378	(17)%	644	702	(8)%
Vectibix	338	305	11%	625	572	9%
UPLIZNA	335	176	90%	597	267	*
IMDELLTRA/IMDYLLTRA	288	134	*	546	215	*
Other products(2)	1,697	1,380	23%	3,225	2,855	13%
Total product sales	$9,537	$8,771	9%	$17,755	$16,644	7%
* Change in excess of 100%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2025: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products; (ii) Part I, Item 1. Business—Reimbursement; (iii) Part I, Item 1A. Risk Factors; and (iv) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Repatha — U.S.	$510	$361	41%	$975	$704	38%
Repatha — ROW	443	335	32%	854	648	32%
Total Repatha	$953	$696	37%	$1,829	$1,352	35%
The increases in global Repatha sales for the three and six months ended June 30, 2026 were driven by volume growth.

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
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Prolia — U.S.	$478	$745	(36)%	$939	$1,465	(36)%
Prolia — ROW	281	377	(25)%	547	756	(28)%
Total Prolia	$759	$1,122	(32)%	$1,486	$2,221	(33)%
The decreases in global Prolia sales for the three and six months ended June 30, 2026 were primarily driven by lower volume of 20% and 19%, respectively, and lower net selling price of 12% and 11%, respectively.
For the remainder of 2026, we continue to expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
EVENITY — U.S.	$550	$395	39%	$981	$715	37%
EVENITY — ROW	164	123	33%	295	245	20%
Total EVENITY	$714	$518	38%	$1,276	$960	33%
The increases in global EVENITY sales for the three and six months ended June 30, 2026 were driven by volume growth.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
TEPEZZA — U.S.	$520	$466	12%	$944	$831	14%
TEPEZZA — ROW	56	39	44%	122	55	*
Total TEPEZZA	$576	$505	14%	$1,066	$886	20%
* Change in excess of 100%
The increase in global TEPEZZA sales for the three months ended June 30, 2026 was driven by higher net selling price of 6%, volume growth of 6% and favorable changes to estimated sales deductions of 4%, partially offset by 4% from lower inventory.

The increase in global TEPEZZA sales for the six months ended June 30, 2026 was primarily driven by a 7% impact from higher inventory, higher net selling price of 7% and volume growth of 3%.
Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Otezla — U.S.	$431	$512	(16)%	$783	$855	(8)%
Otezla — ROW	60	106	(43)%	139	200	(31)%
Total Otezla	$491	$618	(21)%	$922	$1,055	(13)%
The decrease in global Otezla sales for the three months ended June 30, 2026 was driven by lower net selling price of 9%, lower volume of 6% and unfavorable changes to estimated sales deductions.
The decrease in global Otezla sales for the six months ended June 30, 2026 was primarily driven by lower net selling price.
Otezla ROW sales were unfavorably impacted for the three and six months ended June 30, 2026 by generic competition following loss of exclusivity in certain European countries during the first quarter of 2026.
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
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
ENBREL — U.S.	$574	$597	(4)%	$888	$1,101	(19)%
ENBREL — Canada	6	7	(14)%	12	13	(8)%
Total ENBREL	$580	$604	(4)%	$900	$1,114	(19)%
The decrease in ENBREL sales for the three months ended June 30, 2026 was primarily driven by lower net selling price of 22% resulting from the impact of U.S. Medicare Part D price setting under the IRA, effective January 1, 2026, as well as an increase in 340B Program mix, partially offset by favorable changes in estimated sales deductions of 16%.
The decrease in ENBREL sales for the six months ended June 30, 2026 was driven by lower net selling price of 25% resulting from the impact of U.S. Medicare Part D price setting under the IRA, effective January 1, 2026, as well as an increase in 340B Program mix, partially offset by favorable changes in estimated sales deductions of 6%.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
BLINCYTO — U.S.	$285	$270	6%	$506	$543	(7)%
BLINCYTO — ROW	187	114	64%	381	211	81%
Total BLINCYTO	$472	$384	23%	$887	$754	18%
The increase in global BLINCYTO sales for the three months ended June 30, 2026 was driven by volume growth of 16%, favorable changes to estimated sales deductions of 4% and higher net selling price.

The increase in global BLINCYTO sales for the six months ended June 30, 2026 was driven by volume growth.
Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Nplate — U.S.	$275	$228	21%	$558	$429	30%
Nplate — ROW	155	141	10%	284	253	12%
Total Nplate	$430	$369	17%	$842	$682	23%
The increase in global Nplate sales for the three months ended June 30, 2026 was driven by volume growth of 13% and higher net selling price.
Global Nplate sales for the six months ended June 30, 2026 increased 23% and included a U.S. government order of $60 million for the six months ended June 30, 2026. Excluding the U.S. government order from this comparison, global Nplate sales increased 15% for the six months ended June 30, 2026, driven by volume growth of 11% and higher net selling price.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
TEZSPIRE — U.S.	$486	$342	42%	$829	$627	32%
The increases in TEZSPIRE sales for the three and six months ended June 30, 2026 were primarily driven by volume growth.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
XGEVA — U.S.	$187	$347	(46)%	$415	$707	(41)%
XGEVA — ROW	165	185	(11)%	348	391	(11)%
Total XGEVA	$352	$532	(34)%	$763	$1,098	(31)%
The decreases in global XGEVA sales for the three and six months ended June 30, 2026 were primarily driven by lower volume of 22% and 20%, respectively, and lower net selling price of 8% for both periods.
For the remainder of 2026, we continue to expect accelerated sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Aranesp — U.S.	$94	$107	(12)%	$171	$198	(14)%
Aranesp — ROW	258	252	2%	492	501	(2)%
Total Aranesp	$352	$359	(2)%	$663	$699	(5)%
The decreases in global Aranesp sales for the three and six months ended June 30, 2026 were primarily driven by lower net selling price.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
KRYSTEXXA — U.S.	$399	$349	14%	$654	$585	12%
KRYSTEXXA — ROW	1	—	N/A	1	—	N/A
Total KRYSTEXXA	$400	$349	15%	$655	$585	12%
N/A = not applicable
The increases in global KRYSTEXXA sales for the three and six months ended June 30, 2026 were driven by higher net selling price of 23% and 20%, respectively, partially offset by lower inventory for both periods.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
KYPROLIS — U.S.	$201	$232	(13)%	$419	$448	(6)%
KYPROLIS — ROW	113	146	(23)%	225	254	(11)%
Total KYPROLIS	$314	$378	(17)%	$644	$702	(8)%
The decreases in global KYPROLIS sales for the three and six months ended June 30, 2026 were driven by lower volume.
For a discussion of ongoing litigation related to KYPROLIS, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Vectibix — U.S.	$167	$144	16%	$303	$279	9%
Vectibix — ROW	171	161	6%	322	293	10%
Total Vectibix	$338	$305	11%	$625	$572	9%
The increases in global Vectibix sales for the three and six months ended June 30, 2026 were primarily driven by volume growth.
UPLIZNA
Total UPLIZNA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
UPLIZNA — U.S.	$317	$132	*	$563	$214	*
UPLIZNA — ROW	18	44	(59)%	34	53	(36)%
Total UPLIZNA	$335	$176	90%	$597	$267	*
* Change in excess of 100%
The increases in global UPLIZNA sales for the three and six months ended June 30, 2026 were primarily driven by volume growth.
IMDELLTRA/IMDYLLTRA
Total IMDELLTRA/IMDYLLTRA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
IMDELLTRA — U.S.	$233	$107	*	$421	$186	*
IMDYLLTRA — ROW	55	27	*	125	29	*
Total IMDELLTRA/IMDYLLTRA	$288	$134	*	$546	$215	*
* Change in excess of 100%
The increases in global IMDELLTRA/IMDYLLTRA sales for the three and six months ended June 30, 2026 were primarily driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
PAVBLU — U.S.	$280	$126	*	$556	$225	*
PAVBLU — ROW	7	4	75%	11	4	*
Neulasta — U.S.	164	63	*	313	172	82%
Neulasta — ROW	15	19	(21)%	31	39	(21)%
AMJEVITA — U.S.	26	—	N/A	67	4	*
AMGEVITA — ROW	129	133	(3)%	261	265	(2)%
MVASI — U.S.	106	142	(25)%	202	280	(28)%
MVASI — ROW	47	49	(4)%	101	90	12%
TAVNEOS — U.S.	143	103	39%	257	180	43%
TAVNEOS — ROW	7	7	—%	12	20	(40)%
LUMAKRAS — U.S.	62	52	19%	111	107	4%
LUMYKRAS — ROW	49	38	29%	94	68	38%
Parsabiv — U.S.	54	51	6%	97	101	(4)%
Parsabiv — ROW	47	41	15%	91	79	15%
Aimovig — U.S.	81	64	27%	149	149	—%
Aimovig — ROW	7	6	17%	13	11	18%
PROCYSBI — U.S.	71	55	29%	118	112	5%
PROCYSBI — ROW	3	2	50%	4	4	—%
WEZLANA — U.S.	—	—	N/A	4	123	(97)%
WEZENLA — ROW	61	35	74%	104	62	68%
Other — U.S.(1)	296	334	(11)%	540	646	(16)%
Other — ROW(1)	42	56	(25)%	89	114	(22)%
Total other products	$1,697	$1,380	23%	$3,225	$2,855	13%
Total U.S. — other products	$1,283	$990	30%	$2,414	$2,099	15%
Total ROW — other products	414	390	6%	811	756	7%
Total other products	$1,697	$1,380	23%	$3,225	$2,855	13%
* Change in excess of 100%
N/A = not applicable
____________
(1)    Consists of product sales from KANJINTI, AVSOLA, RAVICTI, BKEMV/BEKEMV, RIABNI, EPOGEN, IMLYGIC, NEUPOGEN, ACTIMMUNE, RAYOS, Sensipar/Mimpara, BUPHENYL, QUINSAIR, DUEXIS, Corlanor and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Cost of sales	$2,811	$3,011	(7)%	$5,555	$5,979	(7)%
% of product sales	29.5%	34.3%		31.3%	35.9%
% of total revenues	28.0%	32.8%		29.8%	34.5%
Research and development	$1,868	$1,744	7%	$3,587	$3,230	11%
% of product sales	19.6%	19.9%		20.2%	19.4%
% of total revenues	18.6%	19.0%		19.2%	18.6%
Selling, general and administrative	$1,745	$1,691	3%	$3,347	$3,378	(1)%
% of product sales	18.3%	19.3%		18.9%	20.3%
% of total revenues	17.4%	18.4%		17.9%	19.5%
Other	$116	$77	51%	$3	$907	(100)%
Total operating expenses	$6,540	$6,523	0%	$12,492	$13,494	(7)%
Cost of sales
Cost of sales decreased to 28.0% of total revenues for the three months ended June 30, 2026, driven by lower amortization expense from acquisition-related assets, partially offset by higher profit share expense, higher manufacturing costs and changes in our sales mix.
Cost of sales decreased to 29.8% of total revenues for the six months ended June 30, 2026, driven by lower amortization expense from acquisition-related assets, partially offset by higher profit share expense and changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended June 30, 2026, was driven by higher spend in both Later-Stage Clinical Programs, primarily those related to MariTide, and Marketed Product Support.
The increase in R&D expense for the six months ended June 30, 2026, was driven by higher spend in Later-Stage Clinical Programs, primarily those related to MariTide.
Selling, general and administrative
The increase in SG&A expense for the three months ended June 30, 2026, was driven by higher general and administrative expenses and higher commercial product-related expenses.
The decrease in SG&A expense for the six months ended June 30, 2026, was driven by lower general and administrative expenses, partially offset by higher commercial product-related expenses.
Other
Other operating expenses for the three and six months ended June 30, 2026, included litigation expenses and settlements, respectively.
Other operating expenses for the three months ended June 30, 2025, included litigation expenses. Other operating expenses for the six months ended June 30, 2025, included the Otezla intangible asset impairment charge of $800 million following its selection for price setting under the IRA. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense, net	$(673)	$(694)	$(1,330)	$(1,417)
Other (expense) income, net	$(73)	$(394)	$2	$1,124
Provision for income taxes	$393	$136	$658	$379
Effective tax rate	14.2%	8.7%	13.6%	10.7%
Interest expense, net
Interest expense, net, decreased for the three and six months ended June 30, 2026, primarily due to lower average debt outstanding.
Other (expense) income, net
The change in Other (expense) income, net, for the three months ended June 30, 2026, was primarily due to lower net unrealized losses on equity investments, primarily BeOne. See Note 6, Investments, to the condensed consolidated financial statements.
The change in Other (expense) income, net, for the six months ended June 30, 2026, was primarily due to net unrealized losses on equity investments, primarily BeOne, in the current-year period compared to net unrealized gains on equity investments, primarily BeOne, in the prior-year period. See Note 6, Investments, to the condensed consolidated financial statements.
Income taxes
The increase in our effective tax rate for the three months ended June 30, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets. The increase in our effective tax rate for the six months ended June 30, 2026, was primarily due to the change in earnings mix, including lower amortization expense from acquisition-related assets, partially offset by the net unrealized losses in the first half of 2026 compared to net unrealized gains in the prior-year period on equity investments. See Note 6, Investments, to the condensed consolidated financial statements.
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
We firmly believe that the IRS positions set forth in the 2010–2012 and 2013–2015 Notices are without merit. We continue to contest the 2010–2012 and 2013–2015 Notices through the judicial process. The two cases were consolidated in the U.S. Tax Court in 2022. The trial began on November 4, 2024 and concluded on January 17, 2025. The parties filed opening post-trial briefs on June 13, 2025, and the Court held oral argument on July 16, 2025. The parties filed post-trial reply briefs on October 10, 2025. On March 16, 2026, the Court ordered supplemental closing briefs, which were filed on May 20, 2026. The Company expects a decision from the U.S. Tax Court no earlier than late 2026 or early 2027.
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In May and July 2026, the IRS reissued the NOPA in substantially the same form. We disagree with the NOPA and have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the audit team. If sustained in full, the adjustments set forth in the NOPA could have a material impact on our financial statements. We intend to contest the NOPA. The IRS began its audit for years 2019–2022 in the second quarter of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$13,989	$9,129
Total assets	$95,639	$90,586
Current portion of long-term debt	$5,445	$4,599
Long-term debt	$51,859	$50,005
Stockholders’ equity	$11,688	$8,658
Cash and cash equivalents
Our balance of cash and cash equivalents was $14.0 billion as of June 30, 2026. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In December 2025 and March 2026, our Board of Directors declared quarterly cash dividends of $2.52 per share of common stock for the first and second quarters of 2026, respectively, an increase of 6% over the same periods in the prior year, which were paid in March 2026 and June 2026, respectively. In July 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share of common stock to be paid in September 2026.
During the six months ended June 30, 2026, we did not repurchase shares under our stock repurchase program. As of June 30, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of June 30, 2026 and December 31, 2025. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the six months ended June 30, 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the six months ended June 30, 2025.
During the six months ended June 30, 2026, we repaid the €750 million aggregate principal amount of our 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $3.5 billion of debt repayments during the six months ended June 30, 2025. We periodically consider the repurchase of our debt when conditions are favorable. During the six months ended June 30, 2026 and 2025, we repurchased aggregate principal amounts of our debt of $324 million and $832 million, respectively, for aggregate costs of $233 million and $602 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $90 million and $228 million respectively, recorded in Other (expense) income, net, in the Condensed Consolidated Statements of Income.
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditure and debt service requirements, as well as our plans to pay dividends and repurchase stock, and other business initiatives we plan to strategically pursue, including acquisitions and licensing activities. We anticipate that our liquidity needs can be met through a variety of sources, including cash provided by operating activities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets. See Part II, Item 1A. Risk Factors—Global economic conditions may negatively affect us and may magnify certain risks that affect our business, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
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
In the first quarter of 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of June 30, 2026 and December 31, 2025, no amounts were outstanding under this facility.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of June 30, 2026.
Cash flows
Our summarized cash flow activity was as follows (in millions):

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$6,191	$3,671
Net cash used in investing activities	$(1,285)	$(836)
Net cash used in financing activities	$(46)	$(6,780)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the six months ended June 30, 2026, increased as compared to the same period in the prior year primarily due to the final $1.8 billion repatriation tax payment in the second quarter of 2025 and higher net income in the current-year period after adjustments for noncash items.
Investing
Cash used in investing activities during the six months ended June 30, 2026 and 2025, was primarily due to capital expenditures of $1.2 billion and $780 million, respectively, including construction costs for new plants and expansion of manufacturing capacity. We currently estimate full year 2026 investments in capital projects to be approximately $2.6 billion.
Financing
Cash used in financing activities during the six months ended June 30, 2026, was primarily due to the payment of dividends of $2.7 billion and the repayment and extinguishment of debt of $833 million and $233 million, respectively, partially offset by $4.0 billion of net proceeds from long-term debt issuances. Cash used in financing activities during the six months ended June 30, 2025, was primarily due to the repayment and extinguishment of debt of $3.5 billion and $602 million, respectively, and the payment of dividends of $2.6 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026.
Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated herein by reference. There were no material changes during the six months ended June 30, 2026, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are also designed to ensure that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management is required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Management determined that as of June 30, 2026, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). On July 4, 2025, OB3 was enacted and included several changes to Medicare, Medicaid and Affordable Care Act policies, including provisions affecting eligibility, that, when implemented, are expected to adversely affect coverage and reimbursement for our products. On May 12, 2025, the Administration issued the Most-Favored-Nation (MFN) Prescription Drug Pricing Executive Order (MFN EO) aimed at using price benchmarks from other developed countries to set U.S. pricing targets. Subsequently, on July 31, 2025 the Administration sent letters to many pharmaceutical manufacturers, including Amgen (the July MFN Letter) as further described below, outlining steps that such manufacturers could take to advance actions consistent with elements of the MFN EO. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. Further, the Administration has called on Congress to enact legislation that would codify the terms that the Administration arrived at with recipients of the July MFN Letter (the MFN Terms). The details of such legislative framework are unknown and, if enacted, such legislation could apply to a broader range of products, payers or pricing arrangements for a longer period than those resulting from the MFN Terms. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition may be adopted and implemented in some form. It remains unclear what further policies, legislation and/or actions the Administration, Congress, or state governments will advance with respect to other drug pricing proposals or other healthcare regulations affecting pharmaceuticals, including the MFN EO, IRA and OB3 implementation, trade policies, or state laws affecting the 340B Program or Medicaid reimbursement that could ultimately be adopted more broadly. To the extent such actions reduce or modify coverage or reimbursement for our products, increase rebates or other costs, constrain pricing decisions, or otherwise limit product use, they would have an adverse effect on our business and results of operations.

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring mandatory pricing in Medicare for certain drugs under Parts B and D (starting with 10 drugs effective January 1, 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs would be subject to such set prices). CMS has set Medicare Part D prices for ENBREL, effective January 1, 2026, and Otezla, effective January 2027, in each case at significantly lower levels. Such pricing for ENBREL has negatively impacted, and is expected to continue to negatively impact, its profitability, and such pricing for Otezla is expected to negatively impact its profitability beginning in January 2027. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting, and we may be required to accept a price set by the government for Medicare using the process that was applied to ENBREL and Otezla. Further, CMS has issued policies that allow for the re-setting of prices for drugs for which it previously set a price. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and reduce Federal reinsurance in the catastrophic phase; increasing cost-sharing obligations for Part D plans and manufacturers, including by requiring manufacturer discounts. Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if Medicare price increases outpace inflation, and several of our products have been subject to such IRA inflation rebates. The IRA’s Medicare price setting and Medicare redesign have had, and are likely to have, an adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, in April 2024, CMS finalized policy changes that will give Part D plans more flexibility to substitute biosimilars for innovator products on formularies in 2025. Implementation of OB3 also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected that the OB3 will result in significant reductions in federal Medicaid spending over the next decade and an increase in the number of people without health insurance. These developments would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and further growth of 340B Program utilization. The MFN EO directs HHS to pursue pricing policies that align U.S. drug prices with the prices available in certain comparably developed countries and directs a range of actions to advance that objective, including through regulatory, trade and other policy measures. In July 2025, the Administration delivered the July MFN Letter to us and a number of other manufacturers that called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the U.S. to lower U.S. drug prices; and 4) participate in direct-to-patient models to provide MFN pricing for certain drugs. Since the issuance of the July MFN Letter, the recipients have announced that they have reached agreement with the Administration to address the matters described in the letter. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. As part of the Administration’s MFN pricing initiative, CMS announced the GENEROUS Model, under which we and other participating manufacturers will provide additional supplemental rebates for certain drugs to participating state Medicaid programs designed to align Medicaid net prices with prices paid in select other countries for drugs covered under the model. While these developments reflect ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of evolving regulatory and policy expectations.
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

—Changing reimbursement and pricing actions in various states have negatively affected, and may continue to negatively affect, access to, and have affected, and may continue to affect, sales of our products
At the state level, legislation, government actions and ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws, which may move forward more rapidly than similar efforts at the federal level, have added complexity to the pricing of drugs. A number of states have adopted, and a number of other states continue to consider, PDABs, drug importation programs, reference pricing schemes and other drug pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases.
States continue to pursue laws related to price controls, referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Seven states (Colorado, Maine, New Jersey, Maryland, Minnesota, Oregon and Washington) currently use PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. The seven states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and in 2025 the Colorado PDAB established an Upper Payment Limit (UPL) substantially lower than the wholesale acquisition cost of ENBREL that would be generally applicable to all formulations of ENBREL, effective no earlier than January 1, 2027, and will be reviewed annually. Although implementation of the ENBREL UPL is preliminarily enjoined, the matter remains subject to ongoing litigation and potential appeal, and similar state actions could adversely affect access to, pricing of and sales of our products. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations including by increasing the risk of duplicate discounts and/or the application of 340B discounts to ineligible patients or settings. These risks may be heightened where claims-level data, claims modifiers or other information needed to evaluate 340B eligibility are delayed, incomplete or unavailable, or where legal, legislative or regulatory developments reduce transparency in 340B channels or otherwise limit manufacturers’ ability to identify, prevent or remedy discounts that are not consistent with 340B Program requirements. Twenty-two states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, Kansas, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island, Maine and Washington) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2026, no fewer than 16 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, requiring manufacturers to recognize or provide access to 340B contract pharmacies, and prohibiting manufacturers from requiring the inclusion of 340B claims modifiers. With OB3’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the Health Resources and Services Administration from enforcing a more restrictive interpretation against Genesis Health Care as to who qualifies as a patient under the 340B Program, which could, if adopted more broadly, affect the scope of eligibility for 340B discounts. Since this decision, various courts have reached differing conclusions on challenges to state laws regulating aspects of the 340B Program, with some courts declining to enjoin such laws and others granting relief to challengers. Certain appellate courts have issued decisions both upholding certain state 340B statutes and affirming the denial of preliminary injunctive relief to manufacturers, while litigation and appeals concerning the validity, interpretation, and enforcement of these laws remain ongoing.
The Administration has also taken steps to streamline the drug importation program and ease the process for states to obtain FDA authorization. In June 2026, the FDA authorized Colorado’s drug importation program. Maine, New Hampshire, New Mexico, Texas and Vermont have also enacted state importation laws, and some have submitted plans for approval to the FDA. Other states could adopt similar approaches or could pursue different policy changes in a continuing effort to reduce their costs. Previously, in 2024, the FDA authorized Florida to move forward with its importation program proposal, though the state has not yet completed any significant steps towards importation within the two-year authorization window. While under federal law biologics remain exempt from such state importation activities, our small molecule products could be impacted by these initiatives.

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
Our systems also contain and use a high volume of sensitive data, including intellectual property, trade secrets and other proprietary business information, financial information, regulatory information, strategic plans, sales trends and forecasts, litigation materials and/or personal identifiable information belonging to us, our staff, our patients, customers and/or other parties. In some cases, we use third-party service providers to collect, process, store, manage or transmit such data, which has increased our risk. As our use of cloud-hosted environments and services has increased, we and others have experienced incidents in which threat actors accessed, copied or exfiltrated data stored in such environments by compromising credentials, access keys, tokens, accounts, configurations or permissions, including cases that did not involve a prior compromise of the corporate network or other on-premises systems, such as the cybersecurity incident we disclosed under Item 1.05 of our Current Report on Form 8-K filed on July 31, 2026.
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
Regulatory authorities may also revisit, reanalyze or reinterpret data underlying the approval of our products, including data previously reviewed during the approval process and/or postmarketing safety information, and such reassessments may lead to different conclusions regarding a product’s benefit-risk profile than those reached at the time of approval. For example, we have had ongoing interactions with the FDA regarding TAVNEOS, a product the Company acquired in connection with its acquisition of ChemoCentryx in 2022, following its approval by the FDA in October 2021. TAVNEOS is indicated for the adjunctive treatment of adult patients with severe AAV in combination with standard therapy including glucocorticoids. Hepatotoxicity is a known risk of TAVNEOS treatment for AAV and has been a subject of ongoing dialogue with the FDA. Throughout this period and up to today, the U.S. label includes a warning about hepatotoxicity and guidance for monitoring patients. In 2024, the Company provided an analysis of serious postmarketing cases of hepatotoxicity to the FDA and proactively submitted a proposed update to add VBDS to the TAVNEOS label. On January 16, 2026, the FDA requested that we voluntarily withdraw TAVNEOS from the U.S. market based on questions regarding aspects of the analysis and adjudication of certain study data that supported the original FDA approval of TAVNEOS. On January 28, 2026, following the FDA regulatory processes, we informed the FDA that we did not intend to withdraw TAVNEOS from the market as we are confident that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile. On March 31, 2026, the FDA issued a DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The DSC is based on data available through October 9, 2024 and provides information about DILI and VBDS associated with TAVNEOS. Since approval in 2021, cases of VBDS have been reported, largely from Japan and none from the United States. Most patients who had VBDS were aged 65 years and older, and most cases occurred within 90 days of starting TAVNEOS. VBDS has been fatal in some of these patients. On April 29, 2026, the Company submitted a CBE-30 supplement to the FDA and, in May 2026, the U.S. label was updated to amend the hepatotoxicity warning language in the label to provide more information on cases of VBDS that have been observed in the postmarketing setting, including that cases with fatal outcomes have been reported, and modified the language regarding liver panel testing and treatment discontinuation rules. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS, alleging that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. On June 1, 2026, we requested a hearing on this proposal and subsequently submitted information supporting our request on July 23, 2026, including additional real world evidence data and data from an independent, blinded re-adjudication of certain study data that supported the FDA’s approval of TAVNEOS (the ADVOCATE Data). If a hearing is not granted, the FDA may enter summary judgment and ultimately withdraw approval. We cannot predict whether, or the extent to which, the FDA will consider the information we submitted sufficient to address its stated concerns regarding the reliability of the ADVOCATE data or the evidence supporting TAVNEOS’s effectiveness. In addition, recommendations to or decisions by regulatory bodies outside the United States, such as a recent recommendation by the Committee for Medicinal Products for Human Use (CHMP), could adversely affect regulatory assessments in other jurisdictions. The Company has engaged with regulatory authorities, continues to believe that TAVNEOS demonstrates clinical effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. We cannot predict the outcome of these interactions with the FDA on this matter, and the FDA may require additional actions, including further labeling changes, warnings, monitoring, restrictions on use, postmarketing commitments or studies, and any such action or any withdrawal of regulatory approval for TAVNEOS could adversely affect our product sales of TAVNEOS, business and results of operations, including by adversely affecting us in connection with existing or future litigation, government investigations or other legal proceedings.

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
Manufacturing biologic and small molecule human therapeutic products is difficult, complex and highly regulated. We manufacture many of our commercial products and product candidates internally. In addition, we use third-party contract manufacturers to produce, or assist in the production of, a number of our products, and we currently use contract manufacturers to produce, or assist in the production of, a number of our late-stage product candidates and drug delivery devices. The number of third-party contract manufacturers that we use has increased with our acquisition of Horizon, as Horizon required contract manufacturers for all of its products. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Manufacturing, Distribution and Raw Materials—Manufacturing; and Part I, Item 1A. Risk Factors—Our efforts to collaborate with or acquire other companies, products, or technology, and to integrate the operations of companies or to support the products or technology we have acquired, may not be successful, and may result in unanticipated costs, delays or failures to realize the benefits of the transactions. Our ability to adequately and timely manufacture and supply our products (and product candidates to support our clinical trials) is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers. For example, our acquisition of Horizon resulted in the addition of more than 30 contract manufacturing organizations (CMOs) to our operations, many of which are single-source suppliers, including the CMO that produces TEPEZZA drug substance and the CMO that produces all of our KRYSTEXXA drug substance in Israel, which is affected by the current conflict in the Middle East, including the conflict with Iran. Our manufacturing and supply operations may be affected by:
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
If any of these or other problems affect production in one or more of our facilities or those of our third-party contract manufacturers, or if we do not accurately forecast demand for our products or the amount of our product candidates required in clinical trials, we may be unable to start or increase production in our unaffected facilities to meet demand, particularly where such facilities are operating at or near capacity. If the efficient manufacture and supply of our products or product candidates is interrupted, we may experience delayed shipments, delays in our clinical trials, supply constraints, stock-outs, adverse event trends, contract disputes and/or recalls of our products. From time to time, we have initiated recalls of certain lots of our products. For example, in June 2026, we initiated recalls of certain lots of KYPROLIS distributed in Türkiye and certain lots of Corlanor and Sensipar distributed in the United States. Although these recalls have not had a significant impact on our business, future recalls may be more significant and could adversely affect our ability to supply affected products, result in regulatory actions or reputational harm, and/or reduce demand for affected products, or increase our costs. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could have a material adverse effect on our product sales, business and results of operations.
We are expanding our manufacturing capabilities to support current and anticipated demand for our products and product candidates. These expansion efforts are complex, capital-intensive and subject to significant risks, including construction, validation and quality assurance challenges; delays or unfavorable outcomes from regulatory inspections or approvals; labor availability and workforce readiness issues; supply chain disruptions; and contractual disputes with suppliers or contractors. These expansion efforts may not alleviate capacity constraints when needed or provide capacity that is available, approved, operating at expected yields or suitable for the products, processes or geographies where demand or supply needs arise, which may limit our ability to absorb demand increases, production disruptions, quality events or delays at other facilities or contract manufacturers. We may be unable to realize anticipated efficiencies or returns on our investments if there are delays or failures of our product development programs or our receipt of regulatory approvals, if our new or expanded facilities require extended periods to achieve planned production capacity or expected yields, or if demand for our products or product candidates changes or fails to materialize. These efforts often rely on a single or limited number of vendors and suppliers, and identifying or qualifying alternatives may not be feasible or may require significant time and expense due to the specialized nature of our manufacturing requirements. In addition, tariffs on imported equipment, construction materials or key inputs increased our costs, to a limited extent, in 2025, and, going forward, such tariffs, or other tariffs imposed in the future, could further increase costs, potentially disrupt supply chains, and put at risk the timely and cost-effective execution of these projects.
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
Changes in laws or regulations with respect to the use and/or presence of certain chemicals in our products or the components used in the research, development, manufacture and/or packaging of our products could also disrupt or restrict our ability to develop, produce or sell our products. For example, the EU, Canada, the U.S. Congress, the U.S. Environmental Protection Agency, and several U.S. states are considering legislation and/or policies to address the reporting, presence, and/or use, of certain chemicals in certain of the components used in the manufacture or packaging of commercial products, including chemicals known as per- and polyfluorinated substances (PFAS). In 2024, Canada (through Environment and Climate Change Canada) issued a notice requiring reporting on PFAS manufacture, import, and use in Canada. In addition, proposed legislation in several jurisdictions is under consideration to prohibit or otherwise regulate the importation, manufacture, or distribution of goods containing PFAS, and some such proposals do not provide exemptions for drug products, medical devices, their packaging, or the materials used in the research, development, or manufacture of such products or devices. For example, the EU is considering a ban on PFAS in the manufacturing and packaging of pharmaceutical products that could affect pharmaceutical research and development activities and commercial distribution. Some proposals, if enacted without exemptions for pharmaceutical products, and materials used in their research, development, and manufacture, or without adequate time to research and develop or otherwise identify alternative materials or suppliers, may cause significant disruptions to our ability to manufacture and supply products to the affected jurisdictions, potentially resulting in a material adverse effect on our business.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2026, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
April 1–30	—		—	$6,779,253,902
May 1–31	(1)		(1)	$6,779,253,902
June 1–30	—		—	$6,779,253,902
Total	—		—

(1)    In May 2026, the Company purchased 172 shares at an average price paid of $330.12 per share from a staff member to satisfy federal law compliance obligations. These shares were not repurchased under our stock repurchase program.

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.15+	Employment Offer Agreement between Amgen (Europe) GmbH and Thomas Dittrich, dated May 16, 2026. (Filed as an exhibit to Form 8-K on May 19, 2026 and incorporated herein by reference.)
10.16+	Expatriate Assignment Letter of Understanding between Amgen Inc. and Thomas Dittrich, dated May 16, 2026. (Filed as an exhibit to Form 8-K on May 19, 2026 and incorporated herein by reference.)

10.17
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

10.18
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

10.21.2
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

10.21.3
Letter Agreement, dated May 9, 2025, by and between Amgen Inc. and BeiGene Switzerland GmbH, a wholly owned subsidiary of BeiGene, Ltd.[1] (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2025 on August 5, 2025 and incorporated herein by reference.)

10.21.4
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

10.21.5
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

10.21.6
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

10.21.7
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

10.23.3
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

10.24.5
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

10.24.6
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

10.24.7*
Amendment No. 10 to the Collaboration Agreement, dated June 23, 2026, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

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

________________________________________
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

Amgen Inc.
(Registrant)

Date:	August 4, 2026	By:	/S/ PETER H. GRIFFITH
Peter H. Griffith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)