Form 10-Q
period 2026-09-30
AMGEN INC
filed 2026-11-04
CIK 318154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☑
As of October 29, 2026, the registrant had 540,911,490 shares of common stock, $0.0001 par value, outstanding.

AMGEN INC.
i

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are provided below.

Term	Description
2017 Tax Act	Tax Cuts and Jobs Act of 2017
340B Program	Federal 340B Drug Pricing Program
AAV	anti-neutrophil cytoplasmic autoantibody (ANCA)-associated vasculitis
AOCI	accumulated other comprehensive income (loss)
AstraZeneca	AstraZeneca plc
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
CDER	FDA’s Center for Drug Evaluation and Research
ChemoCentryx	ChemoCentryx, Inc.
CMS	Centers for Medicare & Medicaid Services
DILI	drug-induced liver injury
DSC	Drug Safety Communication
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
FDA	U.S. Food and Drug Administration
Fitch	Fitch Ratings, Inc.
GAAP	U.S. generally accepted accounting principles
GENEROUS	GENErating cost Reductions fOr U.S. Medicaid
HHS	U.S. Department of Health and Human Services
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
July MFN Letter	Letter dated July 31, 2025, by the Administration to certain pharmaceutical manufacturers, including Amgen
Later-Stage Clinical Programs	R&D expenses incurred in or related to phase 2 and phase 3 clinical programs intended to result in registration of a new product or a new indication for an existing product primarily in the United States or the EU
MD&A	management’s discussion and analysis
MFN	Most-Favored-Nation
MFN EO	Most-Favored-Nation Prescription Drug Pricing Executive Order
Moody’s	Moody’s Investors Service, Inc.
NIH	National Institutes of Health
OB3	P.L. 119-21, commonly known as The One Big Beautiful Bill Act signed into law on July 4, 2025
OECD	Organisation for Economic Co-operation and Development
PBM	pharmacy benefit manager
PDAB	Prescription Drug Affordability Board
R&D	research and development
RANKL	receptor activator of nuclear factor kappa-B ligand
RAR	Revenue Agent Report
Research and Early Pipeline	R&D expenses incurred in activities substantially in support of early research through the completion of phase 1 clinical trials, including drug discovery, toxicology, pharmacokinetics and drug metabolism and process development
ROW	rest of world
S&P	Standard & Poor’s Financial Services LLC
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general and administrative
SOFR	Secured Overnight Financing Rate
U.S. Treasury	U.S. Department of the Treasury

Term	Description
UTB	unrecognized tax benefit
VBDS	vanishing bile duct syndrome

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are provided below.

Term	Description
ACTIMMUNE	ACTIMMUNE® (interferon gamma-1b)
Aimovig	Aimovig® (erenumab-aooe)
AMJEVITA/AMGEVITA	AMJEVITA® (adalimumab-atto)/AMGEVITA™ (adalimumab)
Aranesp	Aranesp® (darbepoetin alfa)
AVSOLA	AVSOLA® (infliximab-axxq)
BKEMV/BEKEMV	BKEMV® (eculizumab-aeeb)/BEKEMV™ (eculizumab)
BLINCYTO	BLINCYTO® (blinatumomab)
BUPHENYL	BUPHENYL® (sodium phenylbutyrate)
Corlanor	Corlanor® (ivabradine)
ENBREL	Enbrel® (etanercept)
EPOGEN	EPOGEN® (epoetin alfa)
EVENITY	EVENITY® (romosozumab-aqqg)
IMDELLTRA/IMDYLLTRA	IMDELLTRA® (tarlatamab-dlle)/IMDYLLTRA™ (tarlatamab)
IMLYGIC	IMLYGIC® (talimogene laherparepvec)
KANJINTI	KANJINTI® (trastuzumab-anns)
KRYSTEXXA	KRYSTEXXA® (pegloticase)
KYPROLIS	KYPROLIS® (carfilzomib)
LUMAKRAS/LUMYKRAS	LUMAKRAS®/LUMYKRAS™ (sotorasib)
MariTide	Maridebart cafraglutide (MariTide™)
MVASI	MVASI® (bevacizumab-awwb)
Neulasta	Neulasta® (pegfilgrastim)
NEUPOGEN	NEUPOGEN® (filgrastim)
Nplate	Nplate® (romiplostim)
Otezla	Otezla® (apremilast)
Parsabiv	Parsabiv® (etelcalcetide)
PAVBLU	PAVBLU® (aflibercept-ayyh)
PENNSAID	PENNSAID® (diclofenac sodium topical solution) 2%
PROCYSBI	PROCYSBI® (cysteamine bitartrate)
Prolia	Prolia® (denosumab)
QUINSAIR	QUINSAIR® (levofloxacin)
RAVICTI	RAVICTI® (glycerol phenylbutyrate)
RAYOS	RAYOS® (prednisone)
Repatha	Repatha® (evolocumab)
RIABNI	RIABNI® (rituximab-arrx)
Sensipar/Mimpara	Sensipar®/Mimpara™ (cinacalcet)
TAVNEOS	TAVNEOS® (avacopan)
TEPEZZA	TEPEZZA® (teprotumumab-trbw)
TEZSPIRE	TEZSPIRE® (tezepelumab-ekko)
UPLIZNA	UPLIZNA® (inebilizumab-cdon)
Vectibix	Vectibix® (panitumumab)
WEZLANA/WEZENLA	WEZLANA® (ustekinumab-auub)/WEZENLA™ (ustekinumab)
XGEVA	XGEVA® (denosumab)
Products referenced in this report that are not included in the above list are the properties of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales	$9,883	$9,137	$27,638	$25,781
Other revenues	482	420	1,399	1,104
Total revenues	10,365	9,557	29,037	26,885

Operating expenses:
Cost of sales	2,788	3,082	8,343	9,061
Research and development	2,111	1,900	5,698	5,130
Selling, general and administrative	1,680	1,720	5,027	5,098
Other	76	329	79	1,236
Total operating expenses	6,655	7,031	19,147	20,525

Operating income	3,710	2,526	9,890	6,360

Other income (expense):
Interest expense, net	(653)	(685)	(1,983)	(2,102)
Other income, net	1,629	2,080	1,631	3,204

Income before income taxes	4,686	3,921	9,538	7,462

Provision for income taxes	822	705	1,480	1,084

Net income	$3,864	$3,216	$8,058	$6,378

Earnings per share:
Basic	$7.14	$5.98	$14.92	$11.86
Diluted	$7.08	$5.93	$14.79	$11.77

Weighted-average shares used in calculation of earnings per share:
Basic	541	538	540	538
Diluted	546	542	545	542
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$3,864	$3,216	$8,058	$6,378
Other comprehensive (loss) income, net of reclassification adjustments and taxes:
Gains (losses) on foreign currency translation adjustments	10	11	(17)	154
(Losses) gains on cash flow hedges	(11)	110	160	(512)
Other	(5)	1	(10)	2
Other comprehensive (loss) income, net of reclassification adjustments and taxes	(6)	122	133	(356)
Comprehensive income	$3,858	$3,338	$8,191	$6,022
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per-share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,190	$9,129
Trade receivables, net	10,353	9,570
Inventories	6,389	6,225
Other current assets	4,431	4,133
Total current assets	34,363	29,057

Property, plant and equipment, net	8,884	7,913
Intangible assets, net	19,536	22,276
Goodwill	18,664	18,680
Other noncurrent assets	14,601	12,660
Total assets	$96,048	$90,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,946	$2,367
Accrued liabilities	17,887	18,523
Current portion of long-term debt	2,398	4,599
Total current liabilities	23,231	25,489

Long-term debt	51,609	50,005
Long-term deferred tax liabilities	1,278	1,366
Long-term tax liabilities	2,934	2,690
Other noncurrent liabilities	2,644	2,378

Contingencies and commitments (see Note 13)

Stockholders’ equity:
Common stock and additional paid-in capital; $0.0001 par value; 2,750.0 shares authorized; outstanding—540.9 shares in 2026 and 538.8 shares in 2025	34,284	34,023
Accumulated deficit	(19,807)	(25,107)
Accumulated other comprehensive loss	(125)	(258)
Total stockholders’ equity	14,352	8,658
Total liabilities and stockholders’ equity	$96,048	$90,586
See accompanying notes.

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except per-share data)
(Unaudited)

	Three months ended September 30, 2026
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of June 30, 2026	540.6	$34,082	$(22,275)	$(119)	$11,688
Net income	—	—	3,864	—	3,864
Other comprehensive loss, net of taxes	—	—	—	(6)	(6)
Dividends declared on common stock ($2.52 per share)	—	—	(1,396)	—	(1,396)
Issuance of common stock in connection with equity award programs	0.3	92	—	—	92
Stock-based compensation expense	—	128	—	—	128
Tax impact related to employee stock-based compensation expense	—	(18)	—	—	(18)
Balance as of September 30, 2026	540.9	$34,284	$(19,807)	$(125)	$14,352

	Nine months ended September 30, 2026
	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2025	538.8	$34,023	$(25,107)	$(258)	$8,658
Net income	—	—	8,058	—	8,058
Other comprehensive income, net of taxes	—	—	—	133	133
Dividends declared on common stock ($2.52 per share)	—	—	(2,758)	—	(2,758)
Issuance of common stock in connection with equity award programs	2.1	173	—	—	173
Stock-based compensation expense	—	368	—	—	368
Tax impact related to employee stock-based compensation expense	—	(280)	—	—	(280)
Balance as of September 30, 2026	540.9	$34,284	$(19,807)	$(125)	$14,352

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

AMGEN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,058	$6,378
Noncash adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	3,350	4,035
Impairment of intangible assets	63	1,200
Stock-based compensation expense	368	369
Deferred income taxes	(587)	(702)
Gain on equity securities	(1,145)	(2,712)
Other items, net	355	(101)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables, net	(788)	(1,601)
Inventories	(118)	767
Other assets	(354)	(690)
Accounts payable	584	912
Accrued income taxes, net	73	(1,703)
Long-term tax liabilities	235	236
Accrued liabilities	(145)	(250)
Accrued sales incentives and allowance	624	2,297
Other liabilities	(141)	(80)
Net cash provided by operating activities	10,432	8,355
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,812)	(1,216)
Other	(122)	(34)
Net cash used in investing activities	(1,934)	(1,250)
Cash flows from financing activities:
Net proceeds from issuance of debt	3,964	—
Extinguishment of debt	(233)	(683)
Repayment of debt	(3,883)	(5,000)
Dividends paid	(4,083)	(3,841)
Other	(202)	(109)
Net cash used in financing activities	(4,437)	(9,633)
Increase (decrease) in cash and cash equivalents	4,061	(2,528)
Cash and cash equivalents at beginning of period	9,129	11,973
Cash and cash equivalents at end of period	$13,190	$9,445
See accompanying notes.

AMGEN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Basis of presentation
The interim unaudited financial information for the three and nine months ended September 30, 2026 and 2025, has been prepared in accordance with GAAP and includes all adjustments (consisting of only normal, recurring adjustments unless otherwise indicated) that Amgen considers necessary for a fair presentation, in all material respects, of its condensed consolidated results of operations for those periods. Interim results are not necessarily indicative of results for the full fiscal year.
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
Property, plant and equipment, net
Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $9.6 billion and $11.1 billion as of September 30, 2026 and December 31, 2025, respectively.
Recent accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities such as Amgen for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

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
As the Company’s CODM evaluates the financial performance of the Company’s human therapeutics segment on a consolidated basis, the measure of segment performance is net income, as reflected in the Condensed Consolidated Statements of Income. The CODM uses net income to allocate resources on a consolidated basis, which enables the CODM to both assess the overall level of resources available and optimize the distribution of resources across functions, therapeutic areas, regions and R&D programs in line with our long-term corporate-wide strategic goals. In addition, the CODM may also evaluate financial performance based on net income adjusted for certain items that are unusual and nonrecurring. As the Company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the Condensed Consolidated Balance Sheets. See Note 6, Investments, for further information regarding equity method investments, and Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows for further information regarding capital expenditures.

The following table provides segment revenues, significant segment expenses, other segment items and reported segment net income for the Company’s one reportable segment, as well as a reconciliation of segment net income to the Company’s total consolidated net income for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales	$9,883	$9,137	$27,638	$25,781
Other revenues	482	420	1,399	1,104
Total revenues	10,365	9,557	29,037	26,885

Less:
Manufacturing cost of sales(1)(2)	2,044	2,508	6,363	7,520
Profit share and royalties in cost of sales(1)	744	574	1,980	1,541
Research and development(1)	2,111	1,900	5,698	5,130
Sales and marketing(1)	1,119	1,097	3,408	3,300
General and administrative(1)	561	623	1,619	1,798
Other segment items(3)	(1,428)	(1,652)	(1,201)	(1,657)
Interest income	(125)	(99)	(351)	(311)
Interest expense, net	653	685	1,983	2,102
Provision for income taxes	822	705	1,480	1,084
Segment net income	3,864	3,216	8,058	6,378
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$3,864	$3,216	$8,058	$6,378
____________
(1)    During the three months ended September 30, 2026 and 2025, amortization of our finite-lived intangible assets was $889 million and $1.1 billion, respectively. During the nine months ended September 30, 2026 and 2025, amortization of our finite-lived intangible assets was $2.7 billion and $3.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. In addition, during the three months ended September 30, 2026 and 2025, we recognized depreciation and right-of-use asset amortization of $233 million and $232 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized depreciation and right-of-use asset amortization of $675 million and $661 million, respectively.
(2)    Manufacturing cost of sales included amortization of step-up to fair value of inventory acquired in business combinations of $307 million during the nine months ended September 30, 2026, compared to $338 million and $1.0 billion during the three and nine months ended September 30, 2025, respectively.
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
Revenues were as follows (in millions):

	Three months ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Repatha	$666	$419	$1,085	$442	$352	$794
Prolia	409	223	632	806	333	1,139
EVENITY	557	194	751	417	124	541
TEPEZZA	441	85	526	518	42	560
ENBREL	605	6	611	574	6	580
Otezla	428	53	481	473	112	585
BLINCYTO	269	227	496	236	156	392
TEZSPIRE(1)	538	—	538	377	—	377
Nplate	347	125	472	333	124	457
KRYSTEXXA	419	—	419	320	—	320
XGEVA	170	118	288	357	182	539
UPLIZNA	352	99	451	146	9	155
Aranesp	95	234	329	103	254	357
KYPROLIS	209	121	330	225	134	359
Vectibix	182	153	335	162	122	284
IMDELLTRA/IMDYLLTRA	224	182	406	144	34	178
Other products(2)	1,348	385	1,733	1,118	402	1,520
Total product sales(3)	$7,259	$2,624	9,883	$6,751	$2,386	9,137
Other revenues			482			420
Total revenues			$10,365			$9,557

	Nine months ended September 30,
	2026			2025
	U.S.	ROW	Total	U.S.	ROW	Total
Repatha	$1,641	$1,273	$2,914	$1,146	$1,000	$2,146
Prolia	1,348	770	2,118	2,271	1,089	3,360
EVENITY	1,538	489	2,027	1,132	369	1,501
TEPEZZA	1,385	207	1,592	1,349	97	1,446
ENBREL	1,493	18	1,511	1,675	19	1,694
Otezla	1,211	192	1,403	1,328	312	1,640
BLINCYTO	775	608	1,383	779	367	1,146
TEZSPIRE(1)	1,367	—	1,367	1,004	—	1,004
Nplate	905	409	1,314	762	377	1,139
KRYSTEXXA	1,073	1	1,074	905	—	905
XGEVA	585	466	1,051	1,064	573	1,637
UPLIZNA	915	133	1,048	360	62	422
Aranesp	266	726	992	301	755	1,056
KYPROLIS	628	346	974	673	388	1,061
Vectibix	485	475	960	441	415	856
IMDELLTRA/IMDYLLTRA	645	307	952	330	63	393
Other products(2)	3,762	1,196	4,958	3,217	1,158	4,375
Total product sales(3)	$20,022	$7,616	27,638	$18,737	$7,044	25,781
Other revenues			1,399			1,104
Total revenues			$29,037			$26,885
_______
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
(3)    Hedging gains and losses, which are included in product sales, were not material for the three and nine months ended September 30, 2026 and 2025.

4. Income taxes
The effective tax rates for the three and nine months ended September 30, 2026 were 17.5% and 15.5%, respectively, compared with 18.0% and 14.5%, respectively, for the corresponding periods in the prior year.
The decrease in our effective tax rate for the three months ended September 30, 2026, was primarily due to the change in earnings mix, including lower net unrealized gains on equity investments (see Note 6, Investments), partially offset by net favorable items in the prior-year period as compared to the current-year period. The increase in our effective tax rate for the nine months ended September 30, 2026, was primarily due to the prior year Otezla intangible asset impairment charges and net unfavorable items in the current-year period as compared to the prior-year period, partially offset by the change in earnings mix, including lower net unrealized gains on equity investments (see Note 6, Investments) and lower amortization expense from acquisition related assets. The effective tax rates differ from the federal statutory rate primarily due to the impact of the jurisdictional mix of income and expenses. Substantially all of the benefit to our effective tax rate from foreign earnings results from locations in which the Company has significant manufacturing operations, including Singapore, Ireland and Puerto Rico, a territory of the United States that is treated as a foreign jurisdiction for U.S. tax purposes. Our operations in Puerto Rico are subject to tax incentive grants through 2050 and the Company’s operations in Singapore are subject to a tax incentive grant through 2036. Effective January 1, 2024, selected individual countries, including the United Kingdom and EU member countries, have enacted the global minimum tax agreement. Additional countries, including Singapore, enacted the minimum tax agreement effective January 1, 2025. Singapore’s enactment of the agreement applies irrespective of the Company’s incentive grant. Due to the currently enacted scope of the agreement, the Company and its subsidiaries are now subject to a 15% minimum tax rate on adjusted financial statement income. Our foreign earnings are also subject to U.S. tax at a reduced rate of 12.6%, as of January 1, 2026.
On July 4, 2025, OB3 was enacted in the United States. OB3 has various provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Act and modifications to the international tax framework, including the tax rate changes on foreign earnings noted above. The legislation has multiple effective dates, with most provisions effective as of January 1, 2026.
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
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–

2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In May and July 2026, the IRS reissued the NOPA in substantially the same form. We have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the audit team. In September 2026, we received a draft NOPA from the IRS asserting penalties for years 2016-2018 substantially similar to those the IRS asserted for years 2013-2015. If sustained in full, these proposed adjustments and penalties could have a material impact on our financial statements. We disagree with the proposed adjustments and penalties and intend to contest them. The IRS began its audit for years 2019–2022 in the second quarter of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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
During the three and nine months ended September 30, 2026, the gross amounts of our UTBs increased by $45 million and $125 million, respectively, as a result of tax positions taken during the current year. Substantially all of the UTBs as of September 30, 2026, if recognized, would impact our effective tax rate.

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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income (Numerator):
Net income for basic and diluted EPS	$3,864	$3,216	$8,058	$6,378

Shares (Denominator):
Weighted-average shares for basic EPS	541	538	540	538
Effect of dilutive securities	5	4	5	4
Weighted-average shares for diluted EPS	546	542	545	542

Basic earnings per share	$7.14	$5.98	$14.92	$11.86
Diluted earnings per share	$7.08	$5.93	$14.79	$11.77
For the three and nine months ended September 30, 2026 and 2025, the number of antidilutive employee stock-based awards excluded from the computation of diluted EPS was not significant.

6. Investments
Available-for-sale investments
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of interest-bearing securities, which are classified as available for sale, by type of security were as follows (in millions):

Types of securities as of September 30, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$2,495	$—	$—	$2,495
Money market mutual funds	9,996	—	—	9,996
Other short-term interest-bearing securities	130	—	—	130
Total interest-bearing securities	$12,621	$—	$—	$12,621

Types of securities as of December 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair values
U.S. Treasury bills	$998	$—	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	132	—	—	132
Total interest-bearing securities	$8,525	$—	$—	$8,525
The fair values of interest-bearing securities by location in the Condensed Consolidated Balance Sheets were as follows (in millions):

Condensed Consolidated Balance Sheets locations	September 30, 2026	December 31, 2025
Cash and cash equivalents	$12,621	$8,525
Total interest-bearing securities	$12,621	$8,525
Cash and cash equivalents in the above table excludes bank account cash of $569 million and $604 million as of September 30, 2026 and December 31, 2025, respectively.
All interest-bearing securities as of September 30, 2026 and December 31, 2025, mature in one year or less. For the three months ended September 30, 2026 and 2025, interest income on these investments was $125 million and $99 million, respectively. For the nine months ended September 30, 2026 and 2025, interest income on these investments was $351 million and $311 million, respectively.
For the three and nine months ended September 30, 2026 and 2025, realized gains and losses on interest-bearing securities were not material and were recorded in Other income, net, in the Condensed Consolidated Statements of Income. The cost of securities sold is based on the specific-identification method.
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
Equity securities
BeOne Medicines Ltd.
As of September 30, 2026 and December 31, 2025, our ownership interest in BeOne was approximately 17% and the fair values of our investment were $6.9 billion and $5.8 billion, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026 and 2025, we recorded unrealized gains of $1.5 billion and $1.9 billion, respectively. During the nine months ended September 30, 2026 and 2025, we recorded unrealized gains of $1.2 billion and $3.0 billion, respectively. These unrealized gains were recognized in Other income, net, in the Condensed Consolidated Statements of Income.

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
Other equity securities
Excluding our equity investment in BeOne (discussed above), we held investments in other equity securities with readily determinable fair values (publicly traded securities) of $398 million and $389 million as of September 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three months ended September 30, 2026 and 2025, net unrealized gains and losses on these other publicly traded securities were not material. During the nine months ended September 30, 2026, net unrealized gains and losses on these other publicly traded securities were not material, compared to net unrealized losses of $246 million during the nine months ended September 30, 2025. Additionally, net realized gains and losses on sales of these other publicly traded securities for the three and nine months ended September 30, 2026 and 2025, were not material.
We held investments of $314 million and $362 million in equity securities without readily determinable fair values as of September 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2026 and 2025, upward and downward adjustments on these securities were not material. Adjustments were based on observable price transactions. Net realized gains and losses on sales of securities without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025, were not material.
Equity method investments
Limited partnerships
We held limited partnership investments of $330 million and $253 million as of September 30, 2026 and December 31, 2025, respectively, which were included in Other noncurrent assets in the Condensed Consolidated Balance Sheets. These investments, which are primarily investment funds of early-stage biotechnology companies, are accounted for by using the equity method of accounting and are measured by using our proportionate share of the net asset values of the underlying investments held by the limited partnerships as a practical expedient. These investments are typically redeemable only through distributions upon liquidation of the underlying assets. As of September 30, 2026, we had $142 million of unfunded additional commitments to be made for these investments during the next several years. For the three and nine months ended September 30, 2026 and 2025, net unrealized gains and losses recognized from our limited partnership investments were not material.

7. Inventories
Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$1,139	$915
Work in process	3,579	3,425
Finished goods	1,671	1,885
Total inventories	$6,389	$6,225

8. Goodwill and other intangible assets
Goodwill
The change in the carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$18,680
Foreign currency translation adjustments	(16)
Balance at September 30, 2026	$18,664
Other intangible assets
Other intangible assets consisted of the following (in millions):

	September 30, 2026			December 31, 2025
	Gross carrying amounts	Accumulated amortization	Other intangible assets, net	Gross carrying amounts	Accumulated amortization	Other intangible assets, net
Finite-lived intangible assets:
Developed-product-technology rights	$47,751	$(29,300)	$18,451	$47,805	$(26,754)	$21,051
Licensing rights	3,882	(3,606)	276	3,917	(3,522)	395
Research and development technology rights	1,410	(1,311)	99	1,425	(1,305)	120
Marketing-related rights	1,202	(1,202)	—	1,203	(1,203)	—
Total finite-lived intangible assets	54,245	(35,419)	18,826	54,350	(32,784)	21,566
Indefinite-lived intangible assets:
In-process research and development	710	—	710	710	—	710
Total other intangible assets	$54,955	$(35,419)	$19,536	$55,060	$(32,784)	$22,276
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

TAVNEOS developed-product-technology rights
The developed-product-technology rights intangible asset related to TAVNEOS in the U.S. market has a carrying value of $2.2 billion as of September 30, 2026. The product, acquired by the Company in connection with our acquisition of ChemoCentryx in 2022, was approved by the FDA in 2021. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS. The proposal follows the FDA’s March 2026 DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The proposal alleges that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. On June 1, 2026, we requested a hearing on this proposal and subsequently submitted information supporting our request on July 23, 2026, including additional real-world evidence data and data from an independent, blinded re-adjudication of certain study data that supported the FDA’s approval of TAVNEOS. CDER has not yet responded to our July submission. We expect that once CDER responds, we would have an opportunity to make an additional submission. The FDA may issue a decision on the proposal without granting a hearing. Decisions on the proposal and whether to grant a hearing are appealable to the United States Court of Appeals. If ultimately withdrawal of the U.S. TAVNEOS marketing authorization is required, it would be subject to a date specified by the FDA Commissioner. The Company has engaged with regulatory authorities, continues to believe that TAVNEOS demonstrates clinical effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. Future changes to estimated TAVNEOS cash flows could unfavorably impact the Company’s ability to recover the carrying value of the related U.S. intangible asset.
Otezla developed-product-technology rights
In January 2025, as part of the IRA, the Company’s product Otezla was selected by CMS for Medicare price setting that will be applicable beginning on January 1, 2027. The earlier than anticipated selection resulted in a decrease in the estimated future cash flows for the product in the United States. This selection represented a triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. In the first quarter of 2025, the Company utilized a discounted cash flow analysis based on Level 3 inputs, including estimated product sales, operating expenses and a discount rate, that resulted in an intangible asset fair value of $4.0 billion, which was lower than the carrying value of $4.8 billion, and a partial impairment of $800 million. In the third quarter of 2025, new facts and circumstances, primarily from the CMS price setting process, indicated a further triggering event that required the Company to evaluate the underlying developed-product-technology rights for impairment. A subsequent discounted cash flow analysis, prepared using the same Level 3 input framework and updated assumptions, resulted in a revised intangible asset fair value of $3.0 billion, which was lower than the carrying value of $3.4 billion, and an additional impairment of $400 million. The impairment charges of $400 million and $1.2 billion for the three and nine months ended September 30, 2025, respectively, were recorded in Other operating expenses in the Condensed Consolidated Statements of Income. See Note 11, Fair value measurement.
Amortization of finite-lived intangible assets
During the three months ended September 30, 2026 and 2025, we recognized amortization of our finite-lived intangible assets of $889 million and $1.1 billion, respectively. During the nine months ended September 30, 2026 and 2025, we recognized amortization of our finite-lived intangible assets of $2.7 billion and $3.4 billion, respectively. Amortization of intangible assets is primarily included in Cost of sales in the Condensed Consolidated Statements of Income. As of September 30, 2026, the total estimated future amortization of our finite-lived intangible assets for the remaining three months ending December 31, 2026, and the years ending December 31, 2027, 2028, 2029, 2030 and 2031, was $0.9 billion, $3.5 billion, $2.8 billion, $2.2 billion, $2.1 billion and $2.1 billion, respectively.

9. Financing arrangements
Our borrowings consisted of the following (in millions):

	September 30, 2026	December 31, 2025
2.00% €750 million notes due 2026 (2.00% 2026 euro Notes)	$—	$881
2.60% notes due 2026 (2.60% 2026 Notes)	—	1,250
Term loan due October 2026	—	1,800
5.50% £475 million notes due 2026 (5.50% 2026 pound sterling Notes)	630	640
2.20% notes due 2027 (2.20% 2027 Notes)	1,724	1,724
3.20% notes due 2027 (3.20% 2027 Notes)	1,000	1,000
5.15% notes due 2028 (5.15% 2028 Notes)	3,750	3,750
1.65% notes due 2028 (1.65% 2028 Notes)	1,234	1,234
3.00% notes due 2029 (3.00% 2029 Notes)	750	750
4.05% notes due 2029 (4.05% 2029 Notes)	1,250	1,250
4.00% £700 million notes due 2029 (4.00% 2029 pound sterling Notes)	929	944
2.45% notes due 2030 (2.45% 2030 Notes)	1,250	1,250
5.25% notes due 2030 (5.25% 2030 Notes)	2,750	2,750
4.20% notes due 2031 (4.20% 2031 Notes)	1,000	—
2.30% notes due 2031 (2.30% 2031 Notes)	1,250	1,250
2.00% notes due 2032 (2.00% 2032 Notes)	987	987
3.35% notes due 2032 (3.35% 2032 Notes)	1,000	1,000
4.20% notes due 2033 (4.20% 2033 Notes)	750	750
5.25% notes due 2033 (5.25% 2033 Notes)	4,250	4,250
4.85% notes due 2036 (4.85% 2036 Notes)	1,750	—
6.375% notes due 2037 (6.375% 2037 Notes)	478	478
6.90% notes due 2038 (6.90% 2038 Notes)	254	254
6.40% notes due 2039 (6.40% 2039 Notes)	333	333
3.15% notes due 2040 (3.15% 2040 Notes)	1,478	1,478
5.75% notes due 2040 (5.75% 2040 Notes)	373	373
2.80% notes due 2041 (2.80% 2041 Notes)	543	568
4.95% notes due 2041 (4.95% 2041 Notes)	600	600
5.15% notes due 2041 (5.15% 2041 Notes)	729	729
5.65% notes due 2042 (5.65% 2042 Notes)	415	415
5.60% notes due 2043 (5.60% 2043 Notes)	2,750	2,750
5.375% notes due 2043 (5.375% 2043 Notes)	185	185
4.40% notes due 2045 (4.40% 2045 Notes)	2,250	2,250
5.50% notes due 2046 (5.50% 2046 Notes)	500	—
4.563% notes due 2048 (4.563% 2048 Notes)	1,415	1,415
3.375% notes due 2050 (3.375% 2050 Notes)	1,269	1,462
4.663% notes due 2051 (4.663% 2051 Notes)	3,541	3,541
3.00% notes due 2052 (3.00% 2052 Notes)	598	703
4.20% notes due 2052 (4.20% 2052 Notes)	882	882
4.875% notes due 2053 (4.875% 2053 Notes)	1,000	1,000
5.65% notes due 2053 (5.65% 2053 Notes)	4,250	4,250
2.77% notes due 2053 (2.77% 2053 Notes)	940	940
5.65% notes due 2056 (5.65% 2056 Notes)	750	—
4.40% notes due 2062 (4.40% 2062 Notes)	1,128	1,128

	September 30, 2026	December 31, 2025
5.75% notes due 2063 (5.75% 2063 Notes)	2,750	2,750
Other notes due 2097	100	100
Total principal amount of debt	55,765	56,044
Unamortized bond discounts, premiums and issuance costs, net	(1,303)	(1,306)
Fair value adjustments	(476)	(161)
Other	21	27
Total carrying value of debt	54,007	54,604
Less current portion	(2,398)	(4,599)
Total long-term debt	$51,609	$50,005
There are no material differences between the effective interest rates and coupon rates of our notes, except for the 4.563% 2048 Notes, the 4.663% 2051 Notes and the 2.77% 2053 Notes, which have effective interest rates of 6.3%, 5.6% and 5.2%, respectively.
Debt issuances
During the nine months ended September 30, 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the three months ended September 30, 2026 or during the three and nine months ended September 30, 2025.
Debt repayments
During the three months ended September 30, 2026, we repaid $3.1 billion of debt, consisting of repayments in full of the $1.8 billion Term loan and the $1.25 billion aggregate principal amount of the 2.60% 2026 Notes, compared to $1.5 billion of debt repayments during the three months ended September 30, 2025.
During the nine months ended September 30, 2026, we repaid $3.9 billion of debt, consisting of repayments in full of the $1.8 billion Term loan, the $1.25 billion aggregate principal amount of the 2.60% 2026 Notes and the €750 million aggregate principal amount of the 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $5.0 billion of debt repayments during the nine months ended September 30, 2025.
Debt extinguishment
During the three months ended September 30, 2026, we did not have any debt extinguishments. During the three months ended September 30, 2025, we repurchased an aggregate principal amount of our debt of $119 million, including portions of the 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $81 million, which resulted in a $36 million gain on extinguishment of debt.
During the nine months ended September 30, 2026, we repurchased an aggregate principal amount of our debt of $324 million, including portions of the 2.80% 2041 Notes, 3.375% 2050 Notes and 3.00% 2052 Notes, for an aggregate cost of $233 million, which resulted in a $90 million gain on extinguishment of debt. During the nine months ended September 30, 2025, we repurchased an aggregate principal amount of our debt of $1.0 billion, including portions of the 2.00% 2032 Notes, 3.15% 2040 Notes, 2.80% 2041 Notes, 3.375% 2050 Notes, 3.00% 2052 Notes, 4.20% 2052 Notes and 4.40% 2062 Notes, for an aggregate cost of $683 million, which resulted in a $264 million gain on extinguishment of debt. Gains and losses on extinguishments of debt are recorded in Other income, net, in the Condensed Consolidated Statements of Income.
Interest rate swap contracts
See Note 12, Derivative instruments, for a discussion of interest rate swap contracts related to certain of our notes.
Shelf registration statement and other facilities
In the first quarter of 2026, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities, common stock, preferred stock, warrants to purchase securities (including debt securities, common stock, preferred stock or depositary shares), rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units, and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2029. Also in the first quarter of 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under this facility.

10. Stockholders’ equity
Stock repurchase program
During the nine months ended September 30, 2026 and 2025, we did not repurchase shares under our stock repurchase program. As of September 30, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
Dividends
In December 2025, March 2026 and July 2026, our Board of Directors declared quarterly cash dividends of $2.52 per share of common stock for the first, second and third quarters of 2026, respectively, which were paid in March 2026, June 2026 and September 2026, respectively. In October 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share, which will be paid in December 2026.
Accumulated other comprehensive income (loss)
The components of AOCI were as follows (in millions):

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of June 30, 2026	$(229)	$81	$29	$(119)
Foreign currency translation adjustments	10	—	—	10
Unrealized losses	—	(8)	—	(8)
Reclassification adjustments into earnings	—	(6)	—	(6)
Other	—	—	(5)	(5)
Income taxes	—	3	—	3
Balance as of September 30, 2026	$(219)	$70	$24	$(125)

	Foreign currency translation adjustments	Cash flow hedges	Other	AOCI
Balance as of December 31, 2025	$(202)	$(90)	$34	$(258)
Foreign currency translation adjustments	(17)	—	—	(17)
Unrealized gains	—	90	—	90
Reclassification adjustments into earnings	—	111	—	111
Other	—	—	(10)	(10)
Income taxes	—	(41)	—	(41)
Balance as of September 30, 2026	$(219)	$70	$24	$(125)

Reclassifications out of AOCI and into earnings, including related income tax expenses, were as follows (in millions):

	Three months ended September 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2026	2025
Cash flow hedges:
Foreign currency forward contract gains (losses)	$4	$(28)	Product sales
Cross-currency swap contract gains (losses)	2	(39)	Other income, net
	6	(67)	Income before income taxes
	(1)	14	Provision for income taxes
	$5	$(53)	Net income

	Nine months ended September 30,		Condensed Consolidated Statements of Income locations
Components of AOCI	2026	2025
Cash flow hedges:
Foreign currency forward contract (losses) gains	$(45)	$40	Product sales
Cross-currency swap contract (losses) gains	(66)	216	Other income, net
	(111)	256	Income before income taxes
	24	(56)	Provision for income taxes
	$(87)	$200	Net income

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

The fair values of each major class of the Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of September 30, 2026, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$2,495	$—	$2,495
Money market mutual funds	9,996	—	—	9,996
Other short-term interest-bearing securities	—	130	—	130
Equity securities	7,330	—	—	7,330
Derivatives:
Foreign currency forward contracts	—	253	—	253
Total assets	$17,326	$2,878	$—	$20,204

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$79	$—	$79
Cross-currency swap contracts	—	318	—	318
Interest rate swap contracts	—	570	—	570
Contingent consideration obligations	—	—	367	367
Total liabilities	$—	$967	$367	$1,334

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Fair value measurement as of December 31, 2025, using:				Total
Assets:
Available-for-sale securities:
U.S. Treasury bills	$—	$998	$—	$998
Money market mutual funds	7,395	—	—	7,395
Other short-term interest-bearing securities	—	132	—	132
Equity securities	6,144	—	—	6,144
Derivatives:
Foreign currency forward contracts	—	196	—	196
Cross-currency swap contracts	—	48	—	48
Total assets	$13,539	$1,374	$—	$14,913

Liabilities:
Derivatives:
Foreign currency forward contracts	$—	$214	$—	$214
Cross-currency swap contracts	—	320	—	320
Interest rate swap contracts	—	293	—	293
Contingent consideration obligations	—	—	161	161
Total liabilities	$—	$827	$161	$988

Interest-bearing and equity securities
The fair values of our U.S. Treasury bills are determined by utilizing third-party pricing services, which obtain pricing data from active market makers and brokers. The fair values of our money market mutual funds and equity investments in publicly traded securities, including our equity investment in BeOne, as of September 30, 2026 and December 31, 2025, are based on quoted market prices in active markets, with no valuation adjustment.
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
Changes in the carrying amounts of contingent consideration obligations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$171	$90	$161	$106
Additions	192	—	192	—
Payments	(2)	(1)	(6)	(5)
Net changes in valuations	6	6	20	(6)
Ending balance	$367	$95	$367	$95
As of September 30, 2026 and December 31, 2025, the balances of our contingent consideration obligations were $367 million and $161 million, respectively, and primarily resulted from our acquisition of Teneobio, Inc. in October 2021 and other business development activity in 2025 and 2026.
Summary of the fair values of other financial instruments
Cash equivalents
The fair values of cash equivalents are approximated at their carrying values due to the short-term nature of such financial instruments.
Borrowings
We estimate the fair values of our fixed-rate debt by using Level 2 inputs. As of September 30, 2026 and December 31, 2025, the aggregate fair values of our fixed-rate debt were $49.0 billion and $51.0 billion, respectively, and the carrying values of our fixed-rate debt were $54.0 billion and $52.8 billion, respectively. The estimate of the fair value of our Term loan was approximated at its carrying value as of December 31, 2025, as this debt instrument, which was repaid in full in the third quarter of 2026, bore interest at a floating rate.
During the nine months ended September 30, 2026 and 2025, there were no transfers of assets or liabilities between fair value measurement levels. Except with respect to the partial impairments of the Otezla intangible asset in the first and third quarters of 2025 as discussed in Note 8, Goodwill and other intangible assets, there were no material remeasurements of the fair values of assets and liabilities that are not measured at fair value on a recurring basis.

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
As of September 30, 2026 and December 31, 2025, we had outstanding foreign currency forward contracts with aggregate notional amounts of $8.1 billion and $7.8 billion, respectively. We have designated these foreign currency forward contracts, which are primarily euro and Japanese yen based, as cash flow hedges. Accordingly, we record the unrealized gains and losses on these contracts in AOCI in the Condensed Consolidated Balance Sheets, and we reclassify them to Product sales in the Condensed Consolidated Statements of Income in the same periods during which the hedged transactions affect earnings.
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
The notional amounts and interest rates of our cross-currency swaps as of September 30, 2026, were as follows (notional amounts in millions):

	Foreign currency		U.S. dollars
Hedged notes	Notional amounts	Interest rates	Notional amounts	Interest rates
5.50% 2026 pound sterling Notes	£475	5.5%	$747	6.0%
4.00% 2029 pound sterling Notes	£700	4.0%	$1,111	4.8%
During the first quarter of 2026, our 2.00% 2026 euro Notes matured and the related cross-currency swaps were settled.
In connection with the anticipated issuance of long-term fixed-rate debt, we occasionally enter into forward interest rate contracts in order to hedge the variability in cash flows due to changes in the applicable U.S. Treasury rate between the time we enter into these contracts and the time the related debt is issued. Gains and losses on forward interest rate contracts, which are designated as cash flow hedges, are recognized in AOCI in the Condensed Consolidated Balance Sheets and are amortized into Interest expense, net, in the Condensed Consolidated Statements of Income over the terms of the associated debt issuances. Amounts recognized in connection with forward interest rate contracts during the nine months ended September 30, 2026 and 2025, and amounts expected to be recognized during the next 12 months were not material.

Unrealized gains and losses recognized in AOCI for our derivative instruments designated as cash flow hedges were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in cash flow hedging relationships	2026	2025	2026	2025
Foreign currency forward contracts	$(19)	$123	$172	$(592)
Cross-currency swap contracts	11	(50)	(42)	196
Forward interest rate contracts	—	—	(40)	—
Total unrealized (losses) gains	$(8)	$73	$90	$(396)
Fair value hedges
To achieve a desired mix of fixed-rate and floating-rate debt, we enter into interest rate swap contracts that qualify for and are designated as fair value hedges. These interest rate swap contracts effectively convert fixed-rate coupons to floating-rate SOFR-based coupons over the terms of the related hedge contracts. As of September 30, 2026 and December 31, 2025, we had interest rate swap contracts with aggregate notional amounts of $7.4 billion and $6.7 billion, respectively, that hedge certain portions of our long-term debt. During the nine months ended September 30, 2026, we entered into $2.0 billion of interest rate swap contracts to hedge portions of our 4.85% 2036 Notes and 5.60% 2043 Notes. Also during the nine months ended September 30, 2026, $1.25 billion of our interest rate swaps were terminated in connection with the repayment of the 2.60% 2026 Notes (see Note 9, Financing arrangements).
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
The hedged liabilities and related cumulative-basis adjustments for fair value hedges of those liabilities were recorded in the Condensed Consolidated Balance Sheets as follows (in millions):

	Carrying amounts of hedged liabilities(1)		Cumulative amounts of fair value hedging adjustments related to the carrying amounts of the hedged liabilities(2)
Condensed Consolidated Balance Sheets locations	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Current portion of long-term debt	$36	$1,273	$36	$23
Long-term debt	$6,762	$5,112	$(512)	$(184)
____________
(1)     Current portion of long-term debt includes $36 million and $47 million of carrying value with discontinued hedging relationships as of September 30, 2026 and December 31, 2025, respectively. Long-term debt includes $158 million and $185 million of carrying value with discontinued hedging relationships as of September 30, 2026 and December 31, 2025, respectively.
(2)    Current portion of long-term debt includes $36 million and $47 million of hedging adjustments on discontinued hedging relationships as of September 30, 2026 and December 31, 2025, respectively. Long-term debt includes $58 million and $85 million of hedging adjustments on discontinued hedging relationships as of September 30, 2026 and December 31, 2025, respectively.

Impact of hedging transactions
The following tables summarize the amounts recorded in income and expense line items and the effects thereon from fair value and cash flow hedging, including discontinued hedging relationships (in millions):

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$9,883	$1,629	$(653)	$27,638	$1,631	$(1,983)
The effects of cash flow and fair value hedging:
Gains (losses) on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$4	$—	$—	$(45)	$—	$—
Cross-currency swap contracts	$—	$2	$—	$—	$(66)	$—
Gains (losses) on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$259	$—	$—	$315
Derivatives designated as hedging instruments	$—	$—	$(247)	$—	$—	$(277)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Product sales	Other income, net	Interest expense, net	Product sales	Other income, net	Interest expense, net
Total amounts recorded in income and (expense) line items presented in the Condensed Consolidated Statements of Income	$9,137	$2,080	$(685)	$25,781	$3,204	$(2,102)
The effects of cash flow and fair value hedging:
(Losses) gains on cash flow hedging relationships reclassified out of AOCI:
Foreign currency forward contracts	$(28)	$—	$—	$40	$—	$—
Cross-currency swap contracts	$—	$(39)	$—	$—	$216	$—
(Losses) gains on fair value hedging relationships—interest rate swap agreements:
Hedged items(1)	$—	$—	$(27)	$—	$—	$(184)
Derivatives designated as hedging instruments	$—	$—	$40	$—	$—	$227
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
No portions of our cash flow hedge contracts were excluded from the assessment of hedge effectiveness. As of September 30, 2026, the amount of net loss on our foreign currency forward and cross-currency swap contracts expected to be reclassified out of AOCI and recognized into earnings during the next 12 months was not material.
Derivatives not designated as hedges
To reduce our exposure to foreign currency fluctuations in certain assets and liabilities denominated in foreign currencies, we enter into foreign currency forward contracts that are not designated as hedging transactions. Most of these exposures are hedged on a month-to-month basis. As of September 30, 2026 and December 31, 2025, the total notional amounts of these foreign currency forward contracts were $546 million and $240 million, respectively. Gains and losses recognized in earnings for our derivative instruments not designated as hedging instruments were not material for the three and nine months ended September 30, 2026 and 2025.

Fair values of derivatives
The fair values of derivatives included in the Condensed Consolidated Balance Sheets were as follows (in millions):

	Derivative assets		Derivative liabilities
September 30, 2026	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$253	Accrued liabilities/ Other noncurrent liabilities	$78
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	318
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	570
Total derivatives designated as hedging instruments		253		966

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	—	Accrued liabilities	1
Total derivatives not designated as hedging instruments		—		1
Total derivatives		$253		$967

	Derivative assets		Derivative liabilities
December 31, 2025	Condensed Consolidated Balance Sheets locations	Fair values	Condensed Consolidated Balance Sheets locations	Fair values
Derivatives designated as hedging instruments:
Foreign currency forward contracts	Other current assets/ Other noncurrent assets	$195	Accrued liabilities/ Other noncurrent liabilities	$213
Cross-currency swap contracts	Other current assets/ Other noncurrent assets	48	Accrued liabilities/ Other noncurrent liabilities	320
Interest rate swap contracts	Other current assets/ Other noncurrent assets	—	Accrued liabilities/ Other noncurrent liabilities	293
Total derivatives designated as hedging instruments		243		826
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	1	Accrued liabilities	1
Total derivatives not designated as hedging instruments		1		1
Total derivatives		$244		$827
For additional information, see Note 11, Fair value measurement.
Our derivative contracts that were in liability positions as of September 30, 2026, contain certain credit-risk-related contingent provisions that would be triggered if (i) we were to undergo a change in control and (ii) our or the surviving entity’s creditworthiness deteriorates, which is generally defined as having either a credit rating that is below investment grade or a materially weaker creditworthiness after the change in control. If these events were to occur, the counterparties would have the right, but not the obligation, to close the contracts under early-termination provisions. In such circumstances, the counterparties could request immediate settlement of these contracts for amounts that approximate the then current fair values of the contracts. In addition, our derivative contracts are not subject to any type of master netting arrangement, and amounts due either to or from a counterparty under the contracts may be offset against other amounts due either to or from the same counterparty only if an event of default or termination, as defined, were to occur.

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
Prolia/XGEVA Biologics Price Competition and Innovation Act (BPCIA) Litigation
Amgen Inc. et al. v. Amneal Pharmaceuticals, Inc. et al.; Amgen Inc. et al. v. Dr. Reddy’s Laboratories Ltd., et al.; and Amgen Inc. et al. v. Alkem Laboratories Ltd., et al.
A claim construction hearing will be scheduled after November 19, 2027, and the joint pretrial order is due September 15, 2028. A trial date has not yet been set.
On October 2, 2026 and October 5, 2026, Amgen Inc. and Amgen Manufacturing Limited LLC filed Supplemental Complaints asserting infringement of U.S. Patent No. 12,679,865 in addition to the other asserted patents in the actions filed against Dr. Reddy’s Laboratories Ltd., et al. and Alkem Laboratories Ltd., et al., respectively. On October 23, 2026, the defendants in Dr. Reddy’s Laboratories Ltd., et al. responded to the Supplemental Complaint asserting counterclaims for declaratory judgment of non-infringement and invalidity and affirmative defenses. On October 26, 2026, the defendants in Alkem Laboratories Ltd., et al. responded to the Supplemental Complaint asserting affirmative defenses and counterclaims.
PAVBLU® (aflibercept-ayyh) Patent Litigation
United States
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed January 10, 2024) (the 2024 Action)
On August 6, 2026, Regeneron Pharmaceuticals, Inc. (Regeneron) filed a motion to strike certain of Amgen’s counterclaims pled in response to Regeneron’s complaint, including the counterclaims for Sherman Act monopolization and attempted monopolization.
On August 11, 2026, the U.S. District Court for the Northern District of West Virginia (the West Virginia District Court) denied Amgen’s motion for a suggestion of remand to the U.S. District Court for the Central District of California (the California Central District Court) for the 2024 Action.

On August 20, 2026, Amgen filed its opposition brief and a conditional motion for leave to amend the pleadings. On August 27, 2026, Regeneron filed its reply brief and opposition brief to Amgen’s conditional motion. Amgen filed its reply brief in support of its conditional motion for leave to amend the pleadings on September 3, 2026.
On October 27, 2026, the West Virginia District Court entered a stipulation and order dismissing with prejudice Regeneron’s claims concerning U.S. Patent Nos. 9,816,110 and 11,788,102, and dismissing without prejudice Amgen’s counterclaims and affirmative defenses concerning those same patents.
The West Virginia District Court rescheduled the claim construction hearing from November 23, 2026 to December 1, 2026.
Regeneron Pharmaceuticals, Inc. v. Amgen Inc. (action filed June 17, 2025) (the 2025 Action)
On August 11, 2026, the West Virginia District Court also denied Amgen’s motion for a suggestion of remand to the California Central District Court for the 2025 Action.
On August 18, 2026, Amgen filed a motion for reconsideration of the West Virginia District Court’s July 7, 2026 Opinion and Order granting in part Regeneron’s motion to strike certain affirmative defenses and dismiss certain counterclaims related to U.S. Patent No. 12,331,099 and, in the alternative, a motion for leave to file a First Amended Answer to Complaint and Counterclaims. Regeneron filed its opposition brief on September 1, 2026, and Amgen filed its reply brief on September 8, 2026.
The West Virginia District Court rescheduled the claim construction hearing from November 23, 2026 to December 1, 2026.
KYPROLIS® (carfilzomib) Abbreviated New Drug Application (ANDA) Patent Litigation
Onyx Therapeutics, Inc. v. Amneal Pharmaceuticals of New York, LLC and Amneal EU, Limited.
On October 6, 2026, the U.S. District Court for the District of Delaware (the Delaware District Court) entered a claim construction order adopting Onyx’s proposed construction of the lone patent claim term in dispute. The trial is scheduled to begin on July 28, 2027.
TAVNEOS® (avacopan) Abbreviated New Drug Application (ANDA) Patent Litigation
ChemoCentryx, Inc. v. Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited; ChemoCentryx, Inc. v. Annora Pharma Private Limited, Hetero USA Inc., and Hetero Labs Limited
On July 29, 2026, pursuant to a joint stipulation, the U.S. District Court for the District of New Jersey ordered a stay of the consolidated action in its entirety pending the FDA Commissioner’s decision on whether to withdraw approval of TAVNEOS. On August 4, 2026, pursuant to its stay order, the court administratively terminated the consolidated action without prejudice.
ABP 206 (nivolumab) Patent Litigation
Bristol-Myers Squibb Company (“BMS”), E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd., v. Amgen Inc.
On September 8, 2026, Bristol-Myers Squibb Company (BMS), E. R. Squibb & Sons, L.L.C., and Ono Pharmaceutical Co., Ltd., filed a lawsuit in the Delaware District Court alleging Amgen’s infringement of seven patents by Amgen’s submission of an application under the BPCIA for FDA licensure of ABP 206 as a biosimilar to BMS’s OPDIVO® (nivolumab) and also seeking declaratory judgment of infringement of the same seven patents. Amgen’s response to BMS’s complaint is due on November 13, 2026.
Antitrust Class Actions
Ventura County, California Antitrust Actions
On August 17, 2026, the California Superior Court for the County of Ventura granted Amgen’s demurrers to the complaints filed by Centene Corporation, Humana, Inc., and Molina Healthcare, Inc., with leave to amend the complaints, finding that based on the allegations Immunex and Roche did not “perdure” as separate entities following the exclusive license as required under California’s Cartwright Act. The court did not reach the other arguments Amgen raised in its demurrers. The plaintiffs have sought dismissal of these matters with prejudice; following dismissal by the court, the plaintiffs can appeal the court’s demurrer ruling.

U.S. Tax Litigation and Related Matters
Securities Class Action Litigation (Roofers Local No. 149 Pension Fund)
Following the parties’ agreement to settle this matter, on October 21, 2026 the U.S. District Court for the Southern District of New York granted preliminary approval of the class action settlement. A hearing to consider final approval of the settlement is scheduled for March 2, 2027.
ChemoCentryx, Inc. Securities Matters
No objections to the settlement were submitted by the September 21, 2026 deadline established by the U.S. District Court for the Northern District of California in its preliminary approval order. On October 29, 2026, the court entered final judgment that approved the settlement and dismissed the action and all claims against the defendants with prejudice.
Opt-Out Cases
On September 14, 2026, defendants ChemoCentryx and its former Chief Executive Officer, Dr. Thomas Schall, entered into a settlement agreement with RA Capital Healthcare Fund, LP (RA Capital) to settle both cases. On October 19, 2026, RA Capital dismissed both the state and federal case pursuant to the terms of the settlement agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following MD&A is intended to assist the reader in understanding Amgen’s business. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and accompanying notes of our Annual Report on Form 10-K for the year ended December 31, 2025, and the condensed consolidated financial statements and accompanying notes of this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. Our results of operations discussed in MD&A are presented in conformity with GAAP. Amgen operates in one operating segment: human therapeutics. Therefore, our results of operations are discussed on a consolidated basis.
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
Our principal products are Repatha, Prolia, EVENITY, TEPEZZA, ENBREL, Otezla, BLINCYTO, TEZSPIRE, Nplate, KRYSTEXXA, XGEVA, UPLIZNA, Aranesp, KYPROLIS, Vectibix and IMDELLTRA/IMDYLLTRA. We also market a number of other products, including but not limited to PAVBLU, Neulasta, AMJEVITA/AMGEVITA, MVASI, TAVNEOS, LUMAKRAS/LUMYKRAS, Parsabiv, Aimovig, PROCYSBI and WEZLANA/WEZENLA.
Macroeconomic and other challenges
Uncertain macroeconomic conditions, including the risk of inflation, fluctuating interest rates and financial system instability, together with rising healthcare costs, evolving tariffs and trade protection measures, and geopolitical conflict continue to pose challenges to our business. The geopolitical conflict has increased volatility in the energy and transportation markets and disrupted global supply chains. Additionally, with public and private healthcare-provider focus, the industry continues to be subject to cost containment measures and significant pricing pressures, resulting in net price declines.
Moreover, provisions of the IRA, as well as the expanded utilization of the 340B Program from broadened application of 340B discounts, have negatively affected, and are likely to continue to negatively affect, our business. For example, CMS has selected ENBREL and Otezla for Medicare price setting beginning in 2026 and 2027, respectively. In addition to the IRA, other recent and proposed U.S. policy actions focus on drug pricing, including the Most-Favored-Nation Prescription Drug Pricing Executive Order (MFN EO) and the July MFN Letter that was delivered to a number of pharmaceutical companies, including Amgen. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN

Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. As part of the Administration’s MFN pricing initiative, CMS also announced the GENEROUS Model, under which we and other participating manufacturers will provide additional supplemental rebates for certain drugs to participating state Medicaid programs designed to align Medicaid net prices with prices paid in select other countries for drugs covered under the model. In September 2026, CMS announced that all 50 states, the District of Columbia and the U.S. territory of Puerto Rico had applied to participate in the GENEROUS Model. While these developments reflect ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of such evolving regulatory and policy expectations. See Part II, Item 1A. Risk Factors—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products, of this Quarterly Report on Form 10-Q for further discussion.
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

Significant developments
The following is a summary of select significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. For additional developments, see our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
Products/pipeline
TEZSPIRE
In August 2026, we and our collaboration partner AstraZeneca announced positive top-line results from the Phase 3 CROSSING trial of TEZSPIRE in patients living with eosinophilic esophagitis (EoE). TEZSPIRE demonstrated statistically significant and clinically meaningful improvements across co-primary and key secondary endpoints at week 24 which were sustained through week 52. The co-primary endpoints were histologic remission and the frequency and severity of dysphagia (difficulty swallowing). The safety profile of TEZSPIRE was generally consistent with its approved indications. Additionally, detailed results were presented in October 2026 at international medical congresses.
Repatha
In August 2026, the European Commission approved an expanded indication for the use of Repatha in adults with established or at high risk for atherosclerotic cardiovascular disease (ASCVD) to reduce cardiovascular (CV) risk by lowering low-density lipoprotein cholesterol (LDL-C) levels, as an adjunct to correction of other risk factors, based on results from the Phase 3 VESALIUS-CV trial.
IMDELLTRA/IMDYLLTRA
In September 2026, we announced results from the Phase 3 DeLLphi-305 study, which met its primary endpoint at a pre-specified interim analysis, demonstrating a statistically significant and clinically meaningful improvement in overall survival with IMDELLTRA/IMDYLLTRA in combination with AstraZeneca’s IMFINZI® (durvalumab) compared to IMFINZI alone. This study tested IMDELLTRA/IMDYLLTRA as a first-line maintenance treatment for people with extensive-stage small cell lung cancer (ES-SCLC) whose disease had not progressed following initial treatment with IMFINZI, platinum-based chemotherapy and etoposide. The study also demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS) and objective response rate (ORR) among patients treated with IMDELLTRA/IMDYLLTRA in combination with IMFINZI. Overall, the safety profile of IMDELLTRA/IMDYLLTRA in combination with IMFINZI was consistent with the known safety profiles of the individual medicines. No new or unexpected safety signals were identified in DeLLphi-305. Additionally, detailed results were presented in October 2026 at an international medical congress.

Dazodalibep
In September 2026, we announced positive topline results from the Phase 3 OASIZ 301 study evaluating dazodalibep in adults with Sjögren’s disease and moderate-to-severe systemic disease activity. The study met its primary endpoint, demonstrating statistically significant and clinically meaningful improvement at week 48, as measured by the EULAR Sjögren’s Syndrome Disease Activity Index (ESSDAI). Improvements in ESSDAI were observed as early as week 4 with treatment with dazodalibep, which were sustained through week 48 of the study. The most common adverse events (>/= 5% incidence, reported at a higher rate in dazodalibep compared with placebo) were nasopharyngitis, urinary tract infection, hypertension and infusion-related reactions, and were generally mild to moderate in nature. Discontinuations due to adverse events occurred at a low rate and were balanced across treatment groups. No imbalance in the incidence of thromboembolic events or opportunistic infections was observed across treatment arms. Additionally, in October 2026 we released further detail of these results.
ABP 206
In September 2026, we announced submission of our Biologics License Application and its acceptance for review by the FDA for ABP 206, our biosimilar candidate to OPDIVO® (nivolumab).
ABP 234
In September 2026, we announced completion of the primary analysis of a pharmacokinetic/comparative clinical study of ABP 234, our biosimilar candidate to KEYTRUDA® (pembrolizumab), which met both primary and secondary endpoints.

Selected financial information
The following is an overview of our results of operations (in millions, except percentages and per-share data):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Product sales
U.S.	$7,259	$6,751	8%	$20,022	$18,737	7%
ROW	2,624	2,386	10%	7,616	7,044	8%
Total product sales	9,883	9,137	8%	27,638	25,781	7%
Other revenues	482	420	15%	1,399	1,104	27%
Total revenues	$10,365	$9,557	8%	$29,037	$26,885	8%
Operating expenses	$6,655	$7,031	(5)%	$19,147	$20,525	(7)%
Operating income	$3,710	$2,526	47%	$9,890	$6,360	56%
Net income	$3,864	$3,216	20%	$8,058	$6,378	26%
Diluted EPS	$7.08	$5.93	19%	$14.79	$11.77	26%
Diluted shares	546	542	1%	545	542	1%
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
Total product sales increased 8% for the three months ended September 30, 2026, driven by volume growth. Total product sales increased 7% for the nine months ended September 30, 2026, driven by volume growth of 10%, partially offset by lower net selling price.
For the three months ended September 30, 2026, U.S. volume grew 8% and ROW volume grew 16%, driven by certain brands, including Repatha, UPLIZNA, EVENITY, IMDELLTRA/IMDYLLTRA, TEZSPIRE and PAVBLU.
For the nine months ended September 30, 2026, U.S. volume grew 8% and ROW volume grew 12%, driven by certain brands, including Repatha, UPLIZNA, EVENITY, IMDELLTRA/IMDYLLTRA, PAVBLU and TEZSPIRE.
Other revenues increased 15% and 27% for the three and nine months ended September 30, 2026, respectively, driven by higher royalty income and corporate partner revenue.

Operating expenses decreased 5% and 7% for the three and nine months ended September 30, 2026, respectively, reflecting lower amortization expense from acquisition-related assets and the impact of the Otezla intangible asset impairment charges recorded in 2025, partially offset by higher spend in Research and Early Pipeline, higher profit share expense and changes in our sales mix. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charges recorded in 2025.
For the remainder of 2026, we expect volume growth from certain brands to be partially offset by net selling price declines.
Uncertain macroeconomic conditions, including geopolitical conflict and rising geopolitical tensions, changes in the healthcare ecosystem, and potential government policy actions, including MFN pricing or similar drug pricing reforms and tariffs or trade protection measures, have the potential to introduce variability into product sales. Furthermore, product sales continue to be impacted by actions from governments and other entities to address macroeconomic challenges; provisions of the IRA; expanded utilization of the 340B Program from broadened application of 340B discounts; reductions in federal Medicaid spending; and an increase in the number of people without health insurance. See Part I, Item 1. Business—Reimbursement, and Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025; and Part II, Item 1A. Risk Factors, of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026.

Results of operations
Product sales
Worldwide product sales were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Repatha	$1,085	$794	37%	$2,914	$2,146	36%
Prolia	632	1,139	(45)%	2,118	3,360	(37)%
EVENITY	751	541	39%	2,027	1,501	35%
TEPEZZA	526	560	(6)%	1,592	1,446	10%
ENBREL	611	580	5%	1,511	1,694	(11)%
Otezla	481	585	(18)%	1,403	1,640	(14)%
BLINCYTO	496	392	27%	1,383	1,146	21%
TEZSPIRE(1)	538	377	43%	1,367	1,004	36%
Nplate	472	457	3%	1,314	1,139	15%
KRYSTEXXA	419	320	31%	1,074	905	19%
XGEVA	288	539	(47)%	1,051	1,637	(36)%
UPLIZNA	451	155	*	1,048	422	*
Aranesp	329	357	(8)%	992	1,056	(6)%
KYPROLIS	330	359	(8)%	974	1,061	(8)%
Vectibix	335	284	18%	960	856	12%
IMDELLTRA/IMDYLLTRA	406	178	*	952	393	*
Other products(2)	1,733	1,520	14%	4,958	4,375	13%
Total product sales	$9,883	$9,137	8%	$27,638	$25,781	7%
* Change in excess of 100%
____________
(1)    TEZSPIRE is marketed by our collaborator AstraZeneca outside the United States.
(2)    Consists of product sales of our non-principal products.
Future sales of our products will depend in part on the factors discussed below and in the following sections of this report: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Selected financial information; and (ii) Part II, Item 1A. Risk Factors, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2025: (i) Part I, Item 1. Business—Marketing, Distribution and Selected Marketed

Products; (ii) Part I, Item 1. Business—Reimbursement; (iii) Part I, Item 1A. Risk Factors; and (iv) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview, and Results of operations—Product sales, as well as in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026: (i) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales; and (ii) Part II, Item 1A. Risk Factors.
Repatha
Total Repatha sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Repatha — U.S.	$666	$442	51%	$1,641	$1,146	43%
Repatha — ROW	419	352	19%	1,273	1,000	27%
Total Repatha	$1,085	$794	37%	$2,914	$2,146	36%
The increases in global Repatha sales for the three and nine months ended September 30, 2026 were primarily driven by volume growth.
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
Prolia
Total Prolia sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Prolia — U.S.	$409	$806	(49)%	$1,348	$2,271	(41)%
Prolia — ROW	223	333	(33)%	770	1,089	(29)%
Total Prolia	$632	$1,139	(45)%	$2,118	$3,360	(37)%
Global Prolia sales for the three and nine months ended September 30, 2026 decreased 45% and 37%, respectively, as multiple biosimilars have launched in the United States and ROW.
The decrease in global Prolia sales for the three months ended September 30, 2026 was driven by lower volume of 23%, with the remainder driven equally by lower net selling price and changes to estimated sales deductions.
The decrease in global Prolia sales for the nine months ended September 30, 2026 was primarily driven by lower volume of 20% and lower net selling price of 13%.
For the remainder of 2026, we expect continued sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.
For a discussion of litigation, including associated settlements, related to Prolia, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026.

EVENITY
Total EVENITY sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
EVENITY — U.S.	$557	$417	34%	$1,538	$1,132	36%
EVENITY — ROW	194	124	56%	489	369	33%
Total EVENITY	$751	$541	39%	$2,027	$1,501	35%
The increases in global EVENITY sales for the three and nine months ended September 30, 2026 were driven by volume growth.
TEPEZZA
Total TEPEZZA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
TEPEZZA — U.S.	$441	$518	(15)%	$1,385	$1,349	3%
TEPEZZA — ROW	85	42	*	207	97	*
Total TEPEZZA	$526	$560	(6)%	$1,592	$1,446	10%
* Change in excess of 100%
The decrease in global TEPEZZA sales for the three months ended September 30, 2026 was driven by lower inventory.
The increase in global TEPEZZA sales for the nine months ended September 30, 2026 was primarily driven by higher net selling price of 6% and higher inventory.
ENBREL
Total ENBREL sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
ENBREL — U.S.	$605	$574	5%	$1,493	$1,675	(11)%
ENBREL — Canada	6	6	—%	18	19	(5)%
Total ENBREL	$611	$580	5%	$1,511	$1,694	(11)%
The increase in ENBREL sales for the three months ended September 30, 2026 was driven by favorable changes to estimated sales deductions of 15% and higher inventory of 8%, partially offset by lower net selling price of 14% reflecting the ongoing impact of U.S. Medicare Part D price setting effective in 2026 under the IRA, and lower volume.
The decrease in ENBREL sales for the nine months ended September 30, 2026 was driven by lower net selling price of 19% reflecting the ongoing impact of U.S. Medicare Part D price setting effective in 2026 under the IRA, as well as an increase in 340B Program mix, partially offset by favorable changes to estimated sales deductions.

Otezla
Total Otezla sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Otezla — U.S.	$428	$473	(10)%	$1,211	$1,328	(9)%
Otezla — ROW	53	112	(53)%	192	312	(38)%
Total Otezla	$481	$585	(18)%	$1,403	$1,640	(14)%
The decrease in global Otezla sales for the three months ended September 30, 2026 was driven by lower volume of 13%, unfavorable changes to estimated sales deductions of 9% and lower net selling price of 4%, partially offset by higher inventory.
The decrease in global Otezla sales for the nine months ended September 30, 2026 was driven by lower net selling price of 10% and lower volume of 8%.
Otezla ROW sales were unfavorably impacted for the three and nine months ended September 30, 2026 by generic competition following loss of exclusivity in certain European countries during the first quarter of 2026.
In January 2025, Otezla was selected by CMS for Medicare price setting that will be applicable beginning in 2027. As a result, we expect further declines in net selling price driven by Medicare price setting beginning in 2027. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements, for additional information related to the Otezla intangible asset impairment charges recorded in 2025.
BLINCYTO
Total BLINCYTO sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
BLINCYTO — U.S.	$269	$236	14%	$775	$779	(1)%
BLINCYTO — ROW	227	156	46%	608	367	66%
Total BLINCYTO	$496	$392	27%	$1,383	$1,146	21%
The increases in global BLINCYTO sales for the three and nine months ended September 30, 2026 were primarily driven by volume growth.
TEZSPIRE
Total TEZSPIRE sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
TEZSPIRE — U.S.	$538	$377	43%	$1,367	$1,004	36%
The increases in TEZSPIRE sales for the three and nine months ended September 30, 2026 were driven by volume growth.

Nplate
Total Nplate sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Nplate — U.S.	$347	$333	4%	$905	$762	19%
Nplate — ROW	125	124	1%	409	377	8%
Total Nplate	$472	$457	3%	$1,314	$1,139	15%
Global Nplate sales for the three months ended September 30, 2026 increased 3% and included U.S. government orders of $65 million and $90 million for the three months ended September 30, 2026 and 2025, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 11% for the three months ended September 30, 2026, primarily driven by volume growth.
Global Nplate sales for the nine months ended September 30, 2026 increased 15% and included U.S. government orders of $125 million and $90 million for the nine months ended September 30, 2026 and 2025, respectively. Excluding the U.S. government orders from this comparison, global Nplate sales increased 13% for the nine months ended September 30, 2026, driven by volume growth of 11% and higher net selling price.
KRYSTEXXA
Total KRYSTEXXA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
KRYSTEXXA — U.S.	$419	$320	31%	$1,073	$905	19%
KRYSTEXXA — ROW	—	—	N/A	1	—	N/A
Total KRYSTEXXA	$419	$320	31%	$1,074	$905	19%
N/A = not applicable
The increases in KRYSTEXXA sales for the three and nine months ended September 30, 2026 were primarily driven by higher net selling price.
XGEVA
Total XGEVA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
XGEVA — U.S.	$170	$357	(52)%	$585	$1,064	(45)%
XGEVA — ROW	118	182	(35)%	466	573	(19)%
Total XGEVA	$288	$539	(47)%	$1,051	$1,637	(36)%
Global XGEVA sales for the three and nine months ended September 30, 2026 decreased 47% and 36%, respectively, as multiple biosimilars have launched in the United States and ROW.
The decreases in global XGEVA sales for the three and nine months ended September 30, 2026 were primarily driven by lower volume of 32% and 24%, respectively, and lower net selling price of 11% and 10%, respectively.
For the remainder of 2026, we expect continued sales erosion driven by increased competition, as multiple biosimilars have launched in the United States and ROW.
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Marketing, Distribution and Selected Marketed Products, our patents for RANKL antibodies, including sequences, for Prolia and XGEVA expired in February 2025 in the United States and in November 2025 in select countries in Europe.

For a discussion of litigation, including associated settlements, related to XGEVA, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026.
UPLIZNA
Total UPLIZNA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
UPLIZNA — U.S.	$352	$146	*	$915	$360	*
UPLIZNA — ROW	99	9	*	133	62	*
Total UPLIZNA	$451	$155	*	$1,048	$422	*
* Change in excess of 100%
The increases in global UPLIZNA sales for the three and nine months ended September 30, 2026 were primarily driven by volume growth.
Aranesp
Total Aranesp sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Aranesp — U.S.	$95	$103	(8)%	$266	$301	(12)%
Aranesp — ROW	234	254	(8)%	726	755	(4)%
Total Aranesp	$329	$357	(8)%	$992	$1,056	(6)%
The decrease in global Aranesp sales for the three months ended September 30, 2026 was primarily driven by lower volume.
The decrease in global Aranesp sales for the nine months ended September 30, 2026 was driven by lower net selling price of 3% and lower volume.
KYPROLIS
Total KYPROLIS sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
KYPROLIS — U.S.	$209	$225	(7)%	$628	$673	(7)%
KYPROLIS — ROW	121	134	(10)%	346	388	(11)%
Total KYPROLIS	$330	$359	(8)%	$974	$1,061	(8)%
The decreases in global KYPROLIS sales for the three and nine months ended September 30, 2026 were primarily driven by lower volume.
For a discussion of ongoing litigation related to KYPROLIS, see Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; and Note 13, Contingencies and commitments, to the condensed consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026.

Vectibix
Total Vectibix sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Vectibix — U.S.	$182	$162	12%	$485	$441	10%
Vectibix — ROW	153	122	25%	475	415	14%
Total Vectibix	$335	$284	18%	$960	$856	12%
The increases in global Vectibix sales for the three and nine months ended September 30, 2026 were primarily driven by volume growth.
IMDELLTRA/IMDYLLTRA
Total IMDELLTRA/IMDYLLTRA sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
IMDELLTRA — U.S.	$224	$144	56%	$645	$330	95%
IMDYLLTRA — ROW	182	34	*	307	63	*
Total IMDELLTRA/IMDYLLTRA	$406	$178	*	$952	$393	*
* Change in excess of 100%
The increases in global IMDELLTRA/IMDYLLTRA sales for the three and nine months ended September 30, 2026 were driven by volume growth.

Other products
Other product sales by geographic region were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
PAVBLU — U.S.	$294	$212	39%	$850	$437	95%
PAVBLU — ROW	6	1	*	17	5	*
Neulasta — U.S.	178	72	*	491	244	*
Neulasta — ROW	17	20	(15)%	48	59	(19)%
AMJEVITA — U.S.	64	16	*	131	20	*
AMGEVITA — ROW	127	138	(8)%	388	403	(4)%
MVASI — U.S.	128	156	(18)%	330	436	(24)%
MVASI — ROW	40	57	(30)%	141	147	(4)%
TAVNEOS — U.S.	105	101	4%	362	281	29%
TAVNEOS — ROW	—	6	(100)%	12	26	(54)%
LUMAKRAS — U.S.	55	57	(4)%	166	164	1%
LUMYKRAS — ROW	47	39	21%	141	107	32%
Parsabiv — U.S.	38	42	(10)%	135	143	(6)%
Parsabiv — ROW	44	42	5%	135	121	12%
Aimovig — U.S.	83	90	(8)%	232	239	(3)%
Aimovig — ROW	6	5	20%	19	16	19%
PROCYSBI — U.S.	63	62	2%	181	174	4%
PROCYSBI — ROW	1	1	—%	5	5	—%
WEZLANA — U.S.	8	—	N/A	12	123	(90)%
WEZENLA — ROW	52	44	18%	156	106	47%
Other — U.S.(1)	332	310	7%	872	956	(9)%
Other — ROW(1)	45	49	(8)%	134	163	(18)%
Total other products	$1,733	$1,520	14%	$4,958	$4,375	13%
Total U.S. — other products	$1,348	$1,118	21%	$3,762	$3,217	17%
Total ROW — other products	385	402	(4)%	1,196	1,158	3%
Total other products	$1,733	$1,520	14%	$4,958	$4,375	13%
* Change in excess of 100%
N/A = not applicable
____________
(1)    Consists of product sales from KANJINTI, AVSOLA, RAVICTI, BKEMV/BEKEMV, RIABNI, EPOGEN, IMLYGIC, NEUPOGEN, ACTIMMUNE, RAYOS, QUINSAIR, BUPHENYL, Sensipar/Mimpara, DUEXIS, Corlanor and PENNSAID.

Operating expenses
Operating expenses were as follows (dollar amounts in millions):

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Cost of sales	$2,788	$3,082	(10)%	$8,343	$9,061	(8)%
% of product sales	28.2%	33.7%		30.2%	35.1%
% of total revenues	26.9%	32.2%		28.7%	33.7%
Research and development	$2,111	$1,900	11%	$5,698	$5,130	11%
% of product sales	21.4%	20.8%		20.6%	19.9%
% of total revenues	20.4%	19.9%		19.6%	19.1%
Selling, general and administrative	$1,680	$1,720	(2)%	$5,027	$5,098	(1)%
% of product sales	17.0%	18.8%		18.2%	19.8%
% of total revenues	16.2%	18.0%		17.3%	19.0%
Other	$76	$329	(77)%	$79	$1,236	(94)%
Total operating expenses	$6,655	$7,031	(5)%	$19,147	$20,525	(7)%
Cost of sales
Cost of sales decreased to 26.9% of total revenues for the three months ended September 30, 2026, driven by lower amortization expense from acquisition-related assets and lower manufacturing costs, partially offset by higher profit share expense and changes in our sales mix.
Cost of sales decreased to 28.7% of total revenues for the nine months ended September 30, 2026, driven by lower amortization expense from acquisition-related assets, partially offset by higher profit share expense and changes in our sales mix.
Research and development
The increase in R&D expense for the three months ended September 30, 2026, was driven by higher spend in Research and Early Pipeline, including business development activity.
The increase in R&D expense for the nine months ended September 30, 2026, was driven by higher spend in Research and Early Pipeline, including business development activity, and Later-Stage Clinical Programs, primarily those related to MariTide.
Selling, general and administrative
The decreases in SG&A expense for the three and nine months ended September 30, 2026, were driven by lower general and administrative expenses, partially offset by higher commercial product-related expenses.
Other
Other operating expenses for the three and nine months ended September 30, 2026, included intangible asset impairment charges, and for the nine months ended September 30, 2026, also included certain items associated with legal proceedings.
Other operating expenses for the three and nine months ended September 30, 2025, included the Otezla intangible asset impairment charges of $400 million and $1.2 billion, respectively, following its selection for price setting under the IRA. See Note 8, Goodwill and other intangible assets, to the condensed consolidated financial statements.

Nonoperating expenses/income and income taxes
Nonoperating expenses/income and income taxes were as follows (dollar amounts in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense, net	$(653)	$(685)	$(1,983)	$(2,102)
Other income, net	$1,629	$2,080	$1,631	$3,204
Provision for income taxes	$822	$705	$1,480	$1,084
Effective tax rate	17.5%	18.0%	15.5%	14.5%
Interest expense, net
Interest expense, net, remained relatively unchanged for the three months ended September 30, 2026. Interest expense, net, decreased for the nine months ended September 30, 2026, primarily due to lower average debt outstanding.
Other income, net
Other income, net, decreased for the three and nine months ended September 30, 2026, primarily due to lower net unrealized gains on equity investments, primarily BeOne. See Note 6, Investments, to the condensed consolidated financial statements.
Income taxes
The decrease in our effective tax rate for the three months ended September 30, 2026, was primarily due to the change in earnings mix, including lower net unrealized gains on equity investments, partially offset by prior-year period net favorable items as compared to the current-year period. The increase in our effective tax rate for the nine months ended September 30, 2026, was primarily due to the prior year Otezla intangible asset impairment charges and net unfavorable items in the current-year period as compared to the prior-year period, partially offset by the change in earnings mix, including lower net unrealized gains on equity investments and lower amortization expense from acquisition-related assets.
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
We are currently under examination by the IRS for the years 2016–2018. In April 2026, we received a draft notice of proposed adjustment (NOPA) from the IRS for years 2016–2018, which is similar to the proposed adjustments for years 2010–2015 and relates primarily to the allocation of profits between certain of our entities in the United States and the U.S. territory of Puerto Rico. In May and July 2026, the IRS reissued the NOPA in substantially the same form. We have informed the IRS audit team that its methodology is inconsistent with certain positions asserted by the IRS in the Tax Court, which positions were more favorable to Amgen than those previously taken by the audit team. In September 2026, we received a draft NOPA from the IRS asserting penalties for years 2016-2018 substantially similar to those the IRS asserted for years 2013-2015. If sustained in full, these proposed adjustments and penalties could have a material impact on our financial statements. We disagree with the proposed adjustments and penalties and intend to contest them. The IRS began its audit for years 2019–2022 in the second quarter of 2026, and we believe that it may seek to continue to audit similar issues related to the allocation of income between the United States and our foreign jurisdictions. In addition, we are under examination by a number of state and foreign tax jurisdictions.
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

Financial condition, liquidity and capital resources
Selected financial data were as follows (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$13,190	$9,129
Total assets	$96,048	$90,586
Current portion of long-term debt	$2,398	$4,599
Long-term debt	$51,609	$50,005
Stockholders’ equity	$14,352	$8,658
Cash and cash equivalents
Our balance of cash and cash equivalents was $13.2 billion as of September 30, 2026. The primary objective of our investment portfolio is to maintain safety of principal, prudent levels of liquidity and acceptable levels of risk. Our investment policy limits interest-bearing security investments to certain types of debt and money market instruments issued by institutions with primarily investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer.
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
In December 2025, March 2026 and July 2026, our Board of Directors declared quarterly cash dividends of $2.52 per share of common stock for the first, second and third quarters of 2026, respectively, an increase of 6% over the same periods in the prior year, which were paid in March 2026, June 2026 and September 2026, respectively. In October 2026, our Board of Directors declared a quarterly cash dividend of $2.52 per share, which will be paid in December 2026.
During the nine months ended September 30, 2026, we did not repurchase shares under our stock repurchase program. As of September 30, 2026, $6.8 billion of authorization remained available under the stock repurchase program.
As a result of stock repurchases and quarterly dividend payments, we have an accumulated deficit as of September 30, 2026 and December 31, 2025. Our accumulated deficit is not anticipated to affect our future ability to operate, repurchase stock, pay dividends or repay our debt given our expected continued profitability and strong financial position.
During the nine months ended September 30, 2026, we issued $4.0 billion of debt consisting of $1.0 billion of the 4.20% 2031 Notes, $1.75 billion of the 4.85% 2036 Notes, $500 million of the 5.50% 2046 Notes and $750 million of the 5.65% 2056 Notes. There were no debt issuances during the nine months ended September 30, 2025.
During the nine months ended September 30, 2026, we repaid $3.9 billion of debt, consisting of repayments in full of the $1.8 billion Term loan, the $1.25 billion aggregate principal amount of the 2.60% 2026 Notes and the €750 million aggregate principal amount of our 2.00% 2026 euro Notes ($833 million upon settlement of the related cross-currency swap), compared to $5.0 billion of debt repayments during the nine months ended September 30, 2025. We periodically consider the repurchase of our debt when conditions are favorable. During the nine months ended September 30, 2026 and 2025, we repurchased aggregate principal amounts of our debt of $324 million and $1.0 billion, respectively, for aggregate costs of $233 million and $683 million, respectively, which resulted in the recognition of gains on extinguishment of debt of $90 million and $264 million, respectively, recorded in Other income, net, in the Condensed Consolidated Statements of Income.
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
In the first quarter of 2026, we filed a shelf registration statement with the SEC that allows us to issue unspecified amounts of debt securities, common stock, preferred stock, warrants to purchase securities (including debt securities, common stock, preferred stock or depositary shares), rights to purchase common stock or preferred stock, securities purchase contracts, securities purchase units, and depositary shares. Under this shelf registration statement, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. This shelf registration statement expires in February 2029. Also in the first quarter of 2026, we extended the term of our $4.0 billion syndicated, unsecured, revolving credit facility by one year to March 2029. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under this facility.
Certain of our financing arrangements contain nonfinancial covenants. In addition, our revolving credit agreement and term loan credit agreement include a financial covenant that requires us to maintain a specified minimum interest coverage ratio of (i) the sum of consolidated net income, interest expense, provision for income taxes, depreciation expense, amortization expense, unusual or nonrecurring charges and other noncash items (consolidated earnings before interest, taxes, depreciation and amortization) to (ii) Consolidated Interest Expense, each as defined and described in the respective agreements. We were in compliance with all applicable covenants under these arrangements as of September 30, 2026.

Cash flows
Our summarized cash flow activity was as follows (in millions):

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$10,432	$8,355
Net cash used in investing activities	$(1,934)	$(1,250)
Net cash used in financing activities	$(4,437)	$(9,633)
Operating
Cash provided by operating activities has been and is expected to continue to be our primary recurring source of funds. Cash provided by operating activities during the nine months ended September 30, 2026, increased as compared to the same period in the prior year primarily due to the final $1.8 billion repatriation tax payment in the second quarter of 2025 and higher net income in the current-year period after adjustments for noncash items, partially offset by the timing of working capital items.
Investing
Cash used in investing activities during the nine months ended September 30, 2026 and 2025, was primarily due to capital expenditures of $1.8 billion and $1.2 billion, respectively, including construction costs for new plants and expansion of manufacturing capacity. We currently estimate full year 2026 investments in capital projects to be approximately $2.6 billion.
Financing
Cash used in financing activities during the nine months ended September 30, 2026, was primarily due to the repayment and extinguishment of debt of $3.9 billion and $233 million, respectively, and the payment of dividends of $4.1 billion, partially offset by $4.0 billion of net proceeds from long-term debt issuances. Cash used in financing activities during the nine months ended September 30, 2025, was primarily due to the repayment and extinguishment of debt of $5.0 billion and $683 million, respectively, and the payment of dividends of $3.8 billion. See Note 9, Financing arrangements, and Note 10, Stockholders’ equity, to the condensed consolidated financial statements for further discussion.

Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies and estimates is presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026.
Recently issued accounting standards
For a discussion of recently issued accounting standards, see Note 1, Summary of significant accounting policies, to the condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about our market risk is disclosed in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025, and is incorporated herein by reference. There were no material changes during the nine months ended September 30, 2026, to the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in Amgen’s Exchange Act reports gets recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are also designed to ensure that such information gets accumulated and communicated to Amgen’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, Amgen’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, Amgen’s management is required to apply its judgment in evaluating the cost–benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including Amgen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Amgen’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Management determined that as of September 30, 2026, no changes in our internal control over financial reporting had occurred during the fiscal quarter then ended that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
See Part I—Note 13, Contingencies and commitments, to the condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, for discussions that are limited to certain recent developments concerning our legal proceedings. Those discussions should be read in conjunction with Part IV—Note 20, Contingencies and commitments, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Sales of our products depend on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and private payers continue to pursue initiatives to manage drug utilization and contain costs. Payers are increasingly focused on costs, which has resulted, and is expected to continue to result, in lower reimbursement rates for our products and/or narrower patient populations for which payers will reimburse. Continued intense public scrutiny of the price of drugs and other healthcare costs, together with payer dynamics, have limited, and are likely to continue to limit, our ability to set or adjust the price of our products based on their value, which can have a material adverse effect on our business. In the United States, a number of legislative and regulatory proposals have been introduced and/or signed into law to lower drug prices. These include the IRA that enables the U.S. government to set prices for certain drugs in Medicare, redesigns Medicare Part D benefits to shift a greater proportion of the costs to manufacturers and health plans, and enables the U.S. government to impose penalties if drug prices are increased at a rate faster than inflation (IRA Inflation Penalties). On July 4, 2025, OB3 was enacted and included several changes to Medicare, Medicaid and Affordable Care Act policies, including provisions affecting eligibility, that, when implemented, are expected to adversely affect coverage and reimbursement for our products. On May 12, 2025, the Administration issued the Most-Favored-Nation (MFN) Prescription Drug Pricing Executive Order (MFN EO) aimed at using price benchmarks from other developed countries to set U.S. pricing targets. Subsequently, on July 31, 2025, the Administration sent letters to many pharmaceutical manufacturers, including Amgen (the July MFN Letter) as further described below, outlining steps that such manufacturers could take to advance actions consistent with elements of the MFN EO. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. Further, the Administration has called on Congress to enact legislation that would codify the terms that the Administration arrived at with recipients of the July MFN Letter (the MFN Terms). The details of such a legislative framework are unknown and, if enacted, such legislation could apply to a broader range of products, payers or pricing arrangements for a longer period than those resulting from the MFN Terms. Additional proposals focused on drug pricing continue to be debated, and additional executive orders or regulatory initiatives focused on drug pricing and competition may be adopted and implemented in some form. It remains unclear what further policies, legislation and/or actions the Administration, Congress, or state governments will advance with respect to other drug pricing proposals or other healthcare regulations affecting pharmaceuticals, including the MFN EO, IRA and OB3 implementation, trade policies, or state laws affecting the 340B Program or Medicaid reimbursement that could ultimately be adopted more broadly. To the extent such actions reduce or modify coverage or reimbursement for our products, increase rebates or other costs, constrain pricing decisions, or otherwise limit product use, they would have an adverse effect on our business and results of operations.

—Changing U.S. federal coverage and reimbursement policies and practices have affected, and are likely to continue to affect, access to, pricing of, and sales of our products
A substantial proportion of our U.S. business relies on reimbursement from federal government healthcare programs and commercial insurance plans regulated by federal and state governments. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our business has been, and will continue to be, affected by legislative actions changing U.S. federal reimbursement policy. For example, the IRA includes provisions requiring mandatory pricing in Medicare for certain drugs under Parts B and D (starting with 10 drugs effective January 1, 2026, adding 15 in 2027 and 2028, and adding 20 in 2029 and subsequent years such that, by 2031, approximately 100 drugs would be subject to such set prices). CMS has set Medicare Part D prices for ENBREL, effective January 1, 2026, and Otezla, effective January 2027, in each case at significantly lower levels. Such pricing for ENBREL has negatively impacted, and is expected to continue to negatively impact, its profitability, and such pricing for Otezla is expected to negatively impact its profitability beginning in January 2027. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Product sales. Depending on the growth and success of our medicines, other of our medicines may also be subject to selection by CMS in the next, or in a future, cycle of mandatory Medicare price setting, and we may be required to accept a price set by the government for Medicare using the process that was applied to ENBREL and Otezla. For example, Repatha may be a candidate for such Medicare price setting as early as January 2029. Further, CMS has issued policies that allow for the re-setting of prices for drugs for which it previously set a price. On April 15, 2025, the Administration issued an executive order (the April 2025 EO) that, among other directives, directs HHS to work with Congress to align the treatment of small molecule drugs and biologics in the Medicare price setting program under the IRA. It is currently unclear how such modifications would affect the timeframe in which Medicare price setting becomes applicable for selected drugs or biologics. Also under the IRA, Medicare Part D was redesigned to cap beneficiary out-of-pocket costs and reduce Federal reinsurance in the catastrophic phase; increasing cost-sharing obligations for Part D plans and manufacturers, including by requiring manufacturer discounts. Further, the IRA inflation penalties allow CMS to collect rebates from manufacturers if Medicare price increases outpace inflation, and several of our products have been subject to such IRA inflation rebates. The IRA’s Medicare price setting and Medicare redesign have had, and are likely to have, an adverse effect on our sales, our business and our results of operations, and such impact is expected to increase through the end of the decade and will depend on factors including the extent of our portfolio’s exposure to Medicare reimbursement, the rate of inflation over time, the number of our products selected for Medicare price setting and the timing of market entry of generic or biosimilar competition. Further, following the enactment of the IRA, the environment remains dynamic, and U.S. policymakers continue to demonstrate interest in health care and drug pricing changes as well as potential changes affecting intellectual property. For example, starting in 2025, CMS policy changes gave Part D plans more flexibility to substitute biosimilars for innovator products on their formularies. Implementation of OB3 also may impact access to and reimbursement of our products. For example, the Congressional Budget Office has projected that the OB3 will result in significant reductions in federal Medicaid spending over the next decade and an increase in the number of people without health insurance. These developments would place greater stress on state budgets and hospital finances, and could result in reduced access to medicines, additional pressure to further discount medicines and further growth of 340B Program utilization. The MFN EO directs HHS to pursue pricing policies that align U.S. drug prices with the prices available in certain comparably developed countries and directs a range of actions to advance that objective, including through regulatory, trade and other policy measures. In July 2025, the Administration delivered the July MFN Letter to us and a number of other manufacturers that called for drug manufacturers to: 1) extend MFN pricing to Medicaid; 2) guarantee MFN pricing to Medicaid, Medicare and commercial payers on all newly launched drugs; 3) use future increased revenues from outside the United States to lower U.S. drug prices; and 4) participate in direct-to-patient models to provide MFN pricing for certain drugs. Since the issuance of the July MFN Letter, the recipients have announced that they have reached agreement with the Administration to address the matters described in the letter. In December 2025, we announced that we are taking actions that satisfy the components outlined in the July MFN Letter, including the Administration’s MFN pricing requests. We also announced the expansion of our direct-to-patient program. As part of the Administration’s MFN pricing initiative, CMS announced the GENEROUS Model, under which we and other participating manufacturers will provide additional supplemental rebates for certain drugs to participating state Medicaid programs designed to align Medicaid net prices with prices paid in select other countries for drugs covered under the model. The effect of the GENEROUS Model on our business will depend on a number of factors, including the extent of state participation, the products subject to the model, the applicable international pricing benchmarks and the manner in which the model is implemented and administered. While these developments reflect ongoing engagement on pricing policy, the ultimate effects on our pricing, reimbursement, net sales and profitability remain uncertain in light of evolving regulatory and policy expectations.
We also face risks related to the reporting of pricing data that affect reimbursement of and discounts provided for our products. U.S. government price reporting regulations are complex and may require biopharmaceutical manufacturers to update certain previously submitted data. If our submitted pricing data are incorrect, we may become subject to substantial fines and penalties or other government enforcement actions, which could have a material adverse effect on our business and results of operations. In addition, as a result of restating previously reported price data, we may be required to pay additional rebates and provide additional discounts.
—Changing reimbursement and pricing actions in various states have negatively affected, and may continue to negatively affect, access to and sales of our products
At the state level, legislation, government actions and ballot initiatives can also affect how our products are covered and reimbursed and/or create additional pressure on our pricing decisions. Existing and proposed state pricing laws, which may move forward more rapidly than similar efforts at the federal level, have added complexity to the pricing of drugs. A number of states have adopted, and a number of other states continue to consider, PDABs, drug importation programs, reference pricing schemes and other drug pricing actions, including proposals designed to require biopharmaceutical manufacturers to report to the state proprietary pricing information or provide advance notice of certain price increases.
States continue to pursue laws related to price controls, referencing the IRA and seeking to regulate and prohibit restrictions on the 340B Program. For example, following the passage of the IRA, bills have been proposed in multiple states that would apply the drug price caps set by HHS for Medicare to drug prices in an individual state, and such references to IRA price caps have also been included in PDAB legislation. For Medicaid patients, states have established a Medicaid drug spending cap (New York) and implemented a new review and supplemental rebate negotiation process (Massachusetts). Seven states (Colorado, Maine, New Jersey, Maryland, Minnesota, Oregon and Washington) currently use PDABs to identify drugs that pose affordability challenges, and four such states include authority for the state PDABs to set upper payment limits on certain drugs for in-state patients, payers and providers. The seven states with enacted PDAB laws are in various phases of implementation, with Colorado’s PDAB being the furthest along. The Colorado PDAB deemed three of five drugs “unaffordable,” including ENBREL, and in 2025 the Colorado PDAB established an Upper Payment Limit (UPL) substantially lower than the wholesale acquisition cost of ENBREL that would be generally applicable to all formulations of ENBREL, effective no earlier than January 1, 2027, and will be reviewed annually. Although implementation of the ENBREL UPL is preliminarily enjoined, the matter remains subject to ongoing litigation and potential appeal, and similar state actions could adversely affect access to, pricing of and sales of our products. On July 16, 2025, Washington state’s PDAB selected ENBREL for one of its first affordability reviews, and on September 16, 2026, it also selected Otezla for affordability review. Following the timeline and process established by the state for such affordability review, the manufacturer and the PDAB will undertake a number of required interactions. However, the Washington state PDAB may not establish a UPL for any prescription drug before January 1, 2027. Further, inappropriate expanded utilization of the 340B Program from broadened application of the 340B discounts has had, and is expected to continue to have, a negative impact on the Company’s product sales, business and results of operations including by increasing the risk of duplicate discounts and/or the application of 340B discounts to ineligible patients or settings. Use of the 340B Program has continued to grow, and increased purchases of our products through this program have resulted, and are expected to continue to result, in additional discounts applicable to our products, affecting our net sales and results of operations. While we have expanded our efforts to obtain pharmacy and medical claims-level data that support 340B rebate payments and the Health Resources and Services Administration (HRSA) approved our participation in its one-year 340B rebate pilot program beginning January 2027 with respect to ENBREL and Otezla, these efforts may not fully address the adverse effects of duplicate discounts and other improper 340B utilization. Twenty-three states (Louisiana, Arkansas, West Virginia, Minnesota, Mississippi, Missouri, Maryland, Kansas, North Dakota, South Dakota, Utah, Nebraska, New Mexico, Colorado, Tennessee, Oregon, Vermont, Hawaii, Oklahoma, Rhode Island, Maine, Washington and Illinois) have enacted laws with mandates on manufacturers participating in the 340B Program, and, in 2026, no fewer than 17 states have introduced similar legislation. These bills vary, but typically include provisions restricting a manufacturer’s ability to direct drugs in 340B channels, requiring manufacturers to recognize or provide access to 340B contract pharmacies, and prohibiting manufacturers from requiring the inclusion of 340B claims modifiers. With OB3’s reductions to federal Medicaid funding to states, increased pressure is anticipated for providers to find and preserve existing revenue sources at the state level, which may result in increased use of 340B contract pharmacy mandates. In Genesis Health Care, Inc. v. Becerra, the U.S. District Court for the District of South Carolina issued an order in November 2023 enjoining the HRSA from enforcing a more restrictive interpretation against Genesis Health Care as to who qualifies as a patient under the 340B Program, which could, if adopted more broadly, affect the scope of eligibility for 340B discounts. Since this decision, various courts have reached differing conclusions on challenges to state laws regulating aspects of the 340B Program, with some courts declining to enjoin such laws and others granting relief to challengers. Certain appellate courts have issued decisions both upholding certain state 340B statutes and affirming the denial of preliminary injunctive relief to manufacturers, while litigation and appeals concerning the validity, interpretation, and enforcement of these laws remain ongoing.
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
—U.S. commercial payer actions have affected, and may continue to affect, access to and sales of our products
Payers, including healthcare insurers, PBMs, integrated healthcare delivery systems (vertically-integrated organizations built from consolidations of healthcare insurers and PBMs) and group purchasing organizations, are continuing to seek ways to further reduce their costs. With increasing frequency, payers are adopting benefit plan changes that shift a greater proportion of drug costs to patients. Such measures include more limited benefit plan designs, high deductible plans, higher patient co-pay or coinsurance obligations and more significant limitations on patients’ use of manufacturer commercial co-pay assistance programs. Further, government regulation of payers may affect these trends. Payers, including PBMs, have sought, and continue to seek, price discounts or rebates in connection with the placement of our products on their formularies or those they manage, and also impose restrictions on access to, or usage of, our products (such as Step Therapy), require that patients receive the payer’s prior authorization before covering the product, and/or to exclude certain indications for which our products are approved.
Further, significant consolidation in the health insurance industry has resulted in a few large insurers and PBMs, which places greater pressure on pricing and usage negotiations with biopharmaceutical manufacturers, significantly increasing discount and rebate requirements and limiting patient access and usage. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and consolidation of private payers, such as insurers and PBMs, have negatively affected, and may continue to negatively affect, our business. This high degree of consolidation among insurers, PBMs and other payers, including integrated healthcare delivery systems and/or with specialty or mail-order pharmacies and pharmacy retailers, has increased the negotiating leverage such entities have over us and other biopharmaceutical manufacturers and has resulted in greater price discounts, rebates and service fees realized by those payers from our business. Our business is also affected by policies implemented by private healthcare entities that process Medicare claims, including Medicare Administrative Contractors. Each of CVS, Express Scripts and UnitedHealth Group (among the top six integrated health plans and PBMs) has Rebate Management Organizations that further increase their leverage to negotiate deeper discounts on their behalf and for the benefit of their other customers. Federal actions to reform PBM practices have accelerated, and as these actions collectively curtail rebate-driven economics, PBMs may respond by increasing explicit service fees to offset lost revenue and adopting more restrictive formulary design and utilization management to prioritize lowest net cost. Ultimately, additional discounts, rebates, fees, coverage changes, plan changes, restrictions or exclusions imposed by these commercial payers could have a material adverse effect on our product sales, business and results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Concentration of sales at certain of our wholesaler distributors and consolidation of private payers, such as insurers and PBMs, have negatively affected, and may continue to negatively affect, our business.
—Government and commercial payer actions outside the United States have affected and will continue to affect access to and sales of our products
Outside the United States, we expect countries will continue to take actions to reduce their drug expenditures and to reduce intellectual property protections. See Part I, Item 1. Business—Reimbursement, of our Annual Report on Form 10-K for the year ended December 31, 2025. Pressures to decrease drug expenditures may intensify as governments take actions to address budgets strained by high inflation and weak economic conditions, including in Europe, where sustained fiscal pressures continue to challenge public healthcare systems. In addition, policies under consideration or adopted in the United States that reference or tie drug prices to those paid in foreign jurisdictions, including through most-favored-nation or similar pricing approaches, could increase the significance of pricing decisions in such foreign jurisdictions. Further, the EU is currently undergoing a review and revision of its general pharmaceutical legislation that, while full implementation is not expected before 2027, has led to proposals that would reduce intellectual property protection for new products (including potentially shortening the duration of regulatory data exclusivity and orphan drug exclusivity protections), as well as change the reimbursement and regulatory landscape. International reference pricing has been widely used by many countries outside the United States to control costs. International reference pricing policies can change quickly and frequently and may not reflect differences in the burden of disease, indications, market structures or affordability across countries or regions. Other expenditure control practices, including the use of revenue clawbacks, rebates and caps on product sales, are also used in various foreign jurisdictions. In addition, countries may refuse to reimburse, or may restrict the reimbursed population for a product, when their national health technology assessments do not consider a medicine to demonstrate sufficient clinical benefit beyond existing therapies or to meet certain cost-effectiveness thresholds. For example, despite the EMA’s approval of Repatha for the treatment of patients with established atherosclerotic disease, prior to 2020, the reimbursement of Repatha in France was limited to a narrower patient population (such as those with homozygous familial hypercholesterolemia (HoFH)) following a national health technology assessment. Many countries decide on reimbursement between potentially competing products through national or regional tenders that often result in one product receiving most, or all of, the sales in that country or region. Failure to obtain coverage and reimbursement for our products, a deterioration in their existing coverage and reimbursement, or a decline in the timeliness or certainty of payment by payers to hospitals and other providers, has negatively affected, and may further negatively affect, the ability or willingness of healthcare providers to prescribe our products for their patients and otherwise negatively affect the use of our products or the prices we realize for them. Such failures and changes have had, and could in the future have, a material adverse effect on our product sales, business and results of operations.
Our current products and products in development cannot be sold without regulatory approval.
Our business is subject to extensive regulation by numerous state and federal government authorities in the United States, including the FDA, and by foreign regulatory authorities, including the EMA. We are required to obtain approval from regulatory authorities in the United States and other regions and countries before we, or our partners and affiliates, may manufacture, market or sell our products in those jurisdictions. Once our products are approved, the FDA and other U.S. and ex-U.S. regulatory agencies have substantial authority to require additional testing and reporting, perform inspections, change product labeling or mandate withdrawals of our products. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions or monetary penalties as well as reputational and other harms. The sanctions could include the FDA’s or ex-U.S. regulatory authorities’ refusals to approve pending applications, delays in obtaining or withdrawals of approvals, delays or suspensions of clinical trials, warning letters, product recalls or seizures, total or partial suspensions of our operations, injunctions, fines, civil penalties and/or criminal prosecutions.
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
Some of our products have been approved by U.S. and ex-U.S. regulatory authorities on an accelerated or conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, the FDA has approved LUMAKRAS under accelerated approval for the treatment of adult patients with KRAS G12C-mutated locally advanced or metastatic non-small cell lung cancer (NSCLC). Following our submission of the LUMAKRAS/LUMYKRAS CodeBreaK 200 Phase 3 confirmatory data in March 2023 to the FDA and EMA, we received a Complete Response Letter from the FDA and a new postmarketing requirement for an additional confirmatory study to support full approval. Regulatory authorities are placing greater focus on whether the sponsors of products originally approved on an accelerated or conditional basis have met the conditions of the accelerated or conditional approvals. If we are unable to fulfill the regulators’ requirements that were conditions of a product’s accelerated or conditional approval and/or if regulators reevaluate the data or risk-benefit profile of our product, the conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change the product’s labeled indications, conduct an additional confirmatory clinical trial, or even withdraw the product from the market.
Regulatory authorities may also revisit, reanalyze or reinterpret data underlying the approval of our products, including data previously reviewed during the approval process and/or postmarketing safety information, and such reassessments may lead to different conclusions regarding a product’s benefit-risk profile than those reached at the time of approval. For example, we have had ongoing interactions with the FDA regarding TAVNEOS, a product the Company acquired in connection with its acquisition of ChemoCentryx in 2022, following its approval by the FDA in October 2021. TAVNEOS is indicated for the adjunctive treatment of adult patients with severe AAV in combination with standard therapy including glucocorticoids. Hepatotoxicity is a known risk of TAVNEOS treatment for AAV and has been a subject of ongoing dialogue with the FDA. Throughout this period and up to today, the U.S. label includes a warning about hepatotoxicity and guidance for monitoring patients. In 2024, the Company provided an analysis of serious postmarketing cases of hepatotoxicity to the FDA and proactively submitted a proposed update to add VBDS to the TAVNEOS label. On January 16, 2026, the FDA requested that we voluntarily withdraw TAVNEOS from the U.S. market based on questions regarding aspects of the analysis and adjudication of certain study data that supported the original FDA approval of TAVNEOS. On January 28, 2026, following the FDA regulatory processes, we informed the FDA that we did not intend to withdraw TAVNEOS from the market as we are confident that TAVNEOS demonstrates effectiveness and a favorable benefit–risk profile. On March 31, 2026, the FDA issued a DSC in which it alerted patients and health care professionals about serious liver injury cases, including fatal cases, of DILI associated with TAVNEOS. The DSC is based on data available through October 9, 2024 and provides information about DILI and VBDS associated with TAVNEOS. Since approval in 2021, cases of VBDS have been reported, largely from Japan and none from the United States. Most patients who had VBDS were aged 65 years and older, and most cases occurred within 90 days of starting TAVNEOS. VBDS has been fatal in some of these patients. On April 29, 2026, the Company submitted a CBE-30 supplement to the FDA and, in May 2026, the U.S. label was updated to amend the hepatotoxicity warning language in the label to provide more information on cases of VBDS that have been observed in the postmarketing setting, including that cases with fatal outcomes have been reported, and modified the language regarding liver panel testing and treatment discontinuation rules. On April 27, 2026, CDER issued a proposal to withdraw approval of TAVNEOS, alleging that there is new information indicating lack of substantial evidence of effectiveness for the drug and that ChemoCentryx’s application that resulted in FDA approval contained untrue statements of material facts. On April 30, 2026, the FDA posted a notice in the Federal Register that proposes to withdraw approval of TAVNEOS and announced an opportunity for ChemoCentryx to request a hearing on this proposal. On June 1, 2026, we requested a hearing on this proposal and subsequently submitted information supporting our request on July 23, 2026, including additional real-world evidence data and data from an independent, blinded re-adjudication of certain study data that supported the FDA’s approval of TAVNEOS (the ADVOCATE data). CDER has not yet responded to our July submission. We expect that once CDER responds, we would have an opportunity to make an additional submission. The FDA may issue a decision on the proposal without granting a hearing. Decisions on the proposal and whether to grant a hearing are appealable to the United States Court of Appeals. If ultimately withdrawal of the U.S. TAVNEOS marketing authorization is required, it would be subject to a date specified by the FDA Commissioner. We cannot predict whether, or the extent to which, the FDA will consider the information we submitted sufficient to address its stated concerns regarding the reliability of the ADVOCATE data or the evidence supporting TAVNEOS’s effectiveness. In addition, in August 2026, the European Commission revoked the marketing authorization for TAVNEOS held by a licensee of ChemoCentryx in the EU. In a number of other jurisdictions, with respect to TAVNEOS, regulators have initiated reviews, advised against initiating treatment in new patients, or ordered or announced actions to revoke marketing authorizations, and pending applications and marketing authorizations have been voluntarily withdrawn. These developments could lead to additional adverse regulatory actions in other jurisdictions. The Company has engaged with regulatory authorities, continues to believe that TAVNEOS demonstrates clinical effectiveness and a favorable benefit-risk profile, and intends to follow the appropriate process to support its position. As the FDA’s statement reporting its proposal indicates, TAVNEOS will remain on the market during the pendency of this process. We cannot predict the outcome of these interactions with the FDA on this matter, and the FDA may require additional actions, including further labeling changes, warnings, monitoring, restrictions on use, postmarketing commitments or studies, and any such action or any withdrawal of regulatory approval for TAVNEOS could adversely affect our product sales of TAVNEOS, business and results of operations, including by adversely affecting us in connection with existing or future litigation, government investigations or other legal proceedings.
Regulatory authorities can also impose postmarketing pediatric study requirements. Failure to fulfill such requirements may result in regulatory or enforcement action, including financial penalties or the invalidation of a product’s marketing authorization.
Safety problems or signals can arise as our products and product candidates are evaluated in clinical trials, including investigator-sponsored studies, or as our marketed products are used in clinical practice. We are required continuously to collect and assess adverse events reported to us and to communicate to regulatory agencies these adverse events and safety signals regarding our products. Regulatory agencies periodically perform inspections of our pharmacovigilance processes, including our adverse event reporting. In the United States, for our products with approved Risk Evaluation and Mitigation Strategies (REMS, see our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1. Business—Government Regulation—Post-approval Phase), we are required to submit periodic assessment reports to the FDA to demonstrate that the goals of the REMS are being met. REMS and other risk management programs are designed to help ensure that a drug’s benefits outweigh the risks and vary in the elements they contain. If the FDA is not satisfied with the results of the periodic assessment reports we submit for any of our REMS, the FDA may also modify our REMS or take other regulatory actions, such as implementing revised or restrictive labeling. The drug delivery devices approved for use in combination with our products are also subject to regulatory oversight and review for safety and malfunctions. See our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 1A. Risk Factors—Some of our products are used with drug delivery or companion diagnostic devices that have their own regulatory, manufacturing and other risks. If regulatory agencies determine that we or other parties (including our clinical trial investigators, those operating our patient support programs or licensees of our products) have not complied with the applicable reporting, other pharmacovigilance or other safety or quality assessment requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including fines, marketing authorization withdrawal and other penalties. Our product candidates and marketed products can also be affected by safety, efficacy or other clinical findings relating to product candidates or products that are similar to ours, target the same biological pathway or mechanism, or otherwise raise questions regarding an entire class of products or therapeutic approach. Such findings, including results from clinical trials conducted by third parties, may affect regulatory expectations, our clinical development strategies, or perceptions of the likelihood of success of our product candidates. Further, as a result of clinical trials, including sub-analyses or meta-analyses of earlier clinical trials (a meta-analysis involves the use of various statistical methods to combine results from previous separate but related studies) performed by us or others, concerns may arise about the sufficiency of the data or studies underlying a product’s approved label. Such actual or perceived safety problems or concerns can lead to:
•revised or restrictive labeling for our products, or the potential for restrictive labeling that has resulted, and may in the future result, in our decision not to commercialize a product candidate;
•requirements for risk management or minimization activities or other regulatory agency compliance actions related to the promotion and sale of our products;
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2026, we had one outstanding stock repurchase program, under which we had no repurchase activity.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum dollar value that may yet be purchased under the program
July 1–31	—		—	$6,779,253,902
August 1–31	—		—	$6,779,253,902
September 1–30	—		—	$6,779,253,902
Total	—		—

Item 5.	OTHER INFORMATION
Rule 10b5-1 trading arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.29
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

4.30
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

10.20.3
Letter Agreement, dated May 9, 2025, by and between Amgen Inc. and BeiGene Switzerland GmbH, a wholly owned subsidiary of BeiGene, Ltd.[1] (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2025 on August 5, 2025 and incorporated herein by reference.)

10.20.4
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

10.20.5
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

10.20.6
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

10.20.7
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

10.20.8*
Letter Agreement, dated July 10, 2026, by and between Amgen Inc. and BeOne Medicines I GmbH and BeOne Medicines Ltd. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.)

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

10.23.5
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

10.23.6
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

10.23.7
Amendment No. 10 to the Collaboration Agreement, dated June 23, 2026, by and between Amgen Inc. and AstraZeneca Collaboration Ventures, LLC. (portions of the exhibit have been omitted because they are both (i) not material and (ii) is the type of information that the Company treats as private or confidential.) (Filed as an exhibit to Form 10-Q for the quarter ended June 30, 2026 on August 4, 2026 and incorporated herein by reference.)

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

Amgen Inc.
(Registrant)

Date:	November 3, 2026	By:	/S/ THOMAS J.W. DITTRICH
Thomas J.W. Dittrich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)